Form 10-Q
period 2020-09-30
Xperi Holding Corp
filed 2020-11-09
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares outstanding of the registrant’s common stock as of October 30, 2020 was 105,707,630.

XPERI HOLDING CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
Licensing, services and software	$195,319	$57,750	$448,802	$189,093
Hardware	7,478	117	9,291	456
Total revenue	202,797	57,867	458,093	189,549
Operating expenses:
Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets	21,854	1,462	31,646	5,970
Cost of hardware revenue, excluding depreciation and amortization of intangible assets	12,216	44	13,688	271
Research, development and other related costs	57,731	25,998	124,565	78,004
Selling, general and administrative	63,785	27,588	168,586	84,120
Depreciation expense	6,753	1,629	11,815	5,056
Amortization expense	50,894	25,146	105,447	75,919
Litigation expense	8,527	1,527	14,501	4,049
Total operating expenses	221,760	83,394	470,248	253,389
Operating loss	(18,963)	(25,527)	(12,155)	(63,840)
Interest expense	(13,393)	(5,506)	(24,602)	(18,390)
Other income and expense, net	2,305	429	3,448	7,537
Loss on debt extinguishment	—	—	(8,300)	—
Loss before taxes	(30,051)	(30,604)	(41,609)	(74,693)
Provision for (benefit from) income taxes	482	(14,583)	(6,761)	(27,080)
Net loss	$(30,533)	$(16,021)	$(34,848)	$(47,613)
Less: net loss attributable to noncontrolling interest	(781)	(407)	(1,819)	(1,095)
Net loss attributable to the Company	$(29,752)	$(15,614)	$(33,029)	$(46,518)
Loss per share attributable to the Company:
Basic	$(0.28)	$(0.32)	$(0.44)	$(0.95)
Diluted	$(0.28)	$(0.32)	$(0.44)	$(0.95)

Weighted average number of shares used in per share calculations-basic	107,499	49,459	75,441	49,036
Weighted average number of shares used in per share calculations-diluted	107,499	49,459	75,441	49,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net loss	$(30,533)	$(16,021)	$(34,848)	$(47,613)
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	740	—	895	—
Net unrealized gain (loss) on available-for-sale debt securities	(91)	53	(23)	321
Other comprehensive income, net of tax	649	53	872	321
Comprehensive loss	(29,884)	(15,968)	(33,976)	(47,292)
Less: comprehensive loss attributable to noncontrolling interest	(781)	(407)	(1,819)	(1,095)
Comprehensive loss attributable to the Company	$(29,103)	$(15,561)	$(32,157)	$(46,197)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$115,725	$74,551
Available-for-sale debt securities, at fair value (amortized cost and allowance for credit losses of $87,262 and $0, respectively, at September 30, 2020)	87,258	45,802
Equity securities	—	1,124
Accounts receivable, net of allowance for credit losses of $3,624 and $566, respectively	111,915	24,177
Unbilled contracts receivable	164,138	121,826
Other current assets	36,084	13,735
Total current assets	515,120	281,215
Long-term unbilled contracts receivable	15,083	26,672
Property and equipment, net	65,432	32,877
Operating lease right-of-use assets	84,230	17,786
Intangible assets, net	1,005,522	232,275
Goodwill	846,913	385,784
Other long-term assets	136,395	71,336
Total assets	$2,668,695	$1,047,945
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$18,829	$4,650
Accrued legal fees	9,607	1,316
Accrued liabilities	98,762	41,433
Deferred revenue	37,045	720
Current portion of long-term debt, net	43,704	—
Total current liabilities	207,947	48,119
Deferred revenue, less current portion	23,400	—
Long-term deferred tax liabilities	29,751	29,735
Long-term debt, net	956,530	334,679
Noncurrent operating lease liabilities	69,463	13,414
Other long-term liabilities	95,637	76,898
Total liabilities	1,382,728	502,845
Commitments and contingencies (Note 15)
Company stockholders’ equity:
Preferred stock: $0.001 par value; authorized (2020: 15,000 shares; 2019: 10,000 shares) and no shares issued and outstanding	—	—
Common stock: $0.001 par value; (2020: authorized 350,000 shares, issued 110,020 shares, outstanding 105,692 shares; 2019: authorized 150,000 shares, issued 63,622, outstanding 49,620 shares)	110	64
Additional paid-in capital	1,255,856	768,284
Treasury stock at cost (2020: 4,328 shares; 2019: 14,002 shares)	(55,920)	(368,701)
Accumulated other comprehensive income (loss)	819	(53)
Retained earnings	89,709	148,317
Total Company stockholders’ equity	1,290,574	547,911
Noncontrolling interest	(4,607)	(2,811)
Total equity	1,285,967	545,100
Total liabilities and equity	$2,668,695	$1,047,945

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net loss	$(34,848)	$(47,613)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	11,815	5,056
Amortization of intangible assets	105,447	75,919
Stock-based compensation expense	26,614	22,832
Deferred income taxes	(28,158)	(43,101)
Loss on debt extinguishment	8,300	—
Other	8,635	1,484
Changes in operating assets and liabilities:
Accounts receivable	14,982	9,202
Unbilled contracts receivable	37,874	96,905
Other assets	(21,793)	2,726
Accounts payable	921	626
Accrued and other liabilities	(6,471)	(17,402)
Deferred revenue	6,115	(2,420)
Net cash from operating activities	129,433	104,214
Cash flows from investing activities:
Purchases of property and equipment	(2,975)	(7,956)
Proceeds from sale of property and equipment	—	55
Cash acquired in merger transaction	117,424	—
Purchases of intangible assets	(692)	—
Purchases of short-term investments	(68,093)	(34,475)
Proceeds from sales of investments	7,189	6,833
Proceeds from maturities of investments	19,683	22,490
Net cash from investing activities	72,536	(13,053)
Cash flows from financing activities:
Dividend paid	(25,579)	(29,588)
Proceeds from debt, net	1,010,286	—
Repayment of debt	(357,125)	(100,000)
Repayment of assumed debt from merger transaction	(734,609)	—
Contingent consideration payments after acquisition	—	(1,200)
Proceeds from exercise of stock options	2	672
Proceeds from employee stock purchase program	4,763	5,329
Repurchase of common stock	(59,291)	(4,282)
Net cash from financing activities	(161,553)	(129,069)
Effect of exchange rate changes on cash and cash equivalents	758	—
Net increase (decrease) in cash and cash equivalents	41,174	(37,908)
Cash and cash equivalents at beginning of period	74,551	113,625
Cash and cash equivalents at end of period	$115,725	$75,717
Supplemental disclosure of cash flow information:
Interest paid	$20,372	$16,517
Income taxes paid, net of refunds	$30,647	$12,374
Stock issued in merger transaction	$828,334	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended September 30, 2020	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Interest	Total Equity
Balance at July 1, 2020	108,148	$109	$1,245,717	1,277	$(17,572)	$170	$124,887	$(3,844)	$1,349,467
Issuance of subsidiary shares to noncontrolling interest	—	—	(18)	—	—	—	—	18	—
Net loss	—	—	—	—	—	—	(29,752)	(781)	(30,533)
Other comprehensive income	—	—	—	—	—	649	—	—	649
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,426)	—	(5,426)
Issuance of restricted stock, net of shares canceled	595	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(219)	—	—	219	(3,262)	—	—	—	(3,262)
Repurchases of common stock	(2,832)	—	—	2,832	(35,086)	—	—	—	(35,086)
Stock-based compensation expense	—	—	10,157	—	—	—	—	—	10,157
Balance at September 30, 2020	105,692	$110	$1,255,856	4,328	$(55,920)	$819	$89,709	$(4,607)	$1,285,967

	Total Company Stockholders' Equity
Nine Months Ended September 30, 2020	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at January 1, 2020	49,620	$64	$768,284	14,002	$(368,701)	$(53)	$148,317	$(2,811)	$545,100
Issuance of subsidiary shares to noncontrolling interest	—	—	(23)	—	—	—	—	23	—
Net loss	—	—	—	—	—	—	(33,029)	(1,819)	(34,848)
Other comprehensive income	—	—	—	—	—	872	—	—	872
Cash dividends paid on common stock ($0.45 per share)	—	—	—	—	—	—	(25,579)	—	(25,579)
Issuance of common stock in connection with employee stock purchase plan	355	—	4,763	—	—	—	—	—	4,763
Issuance of restricted stock, net of shares canceled	1,929	2	—	—	—	—	—	—	2
Repurchases of common stock, shares exchanged	(602)	—	—	602	(9,206)	—	—	—	(9,206)
Repurchases of common stock	(3,910)	—	—	3,910	(50,085)	—	—	—	(50,085)
Common stock issued in merger transaction	58,300	58	828,276	—	—	—	—	—	828,334
Retirement of treasury stock	—	(14)	(372,058)	(14,186)	372,072	—	—	—	—
Stock-based compensation expense	—	—	26,614	—	—	—	—	—	26,614
Balance at September 30, 2020	105,692	$110	$1,255,856	4,328	$(55,920)	$819	$89,709	$(4,607)	$1,285,967

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (continued)

(in thousands)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended September 30, 2019	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at July 1, 2019	49,338	$63	$749,187	13,990	$(368,459)	$(60)	$199,759	$(2,001)	$578,489
Issuance of subsidiary shares to noncontrolling interest	—	—	(4)	—	—	—	—	4	—
Net loss	—	—	—	—	—	—	(15,614)	(407)	(16,021)
Other comprehensive income	—	—	—	—	—	53	—	—	53
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(9,902)	—	(9,902)
Issuance of common stock in connection with exercise of stock options	9	—	152	—	—	—	—	—	152
Issuance of common stock in connection with employee stock purchase plan	158	—	2,218	—	—	—	—	—	2,218
Issuance of restricted stock, net of shares canceled	32	—	—	—	—	—	—	—	—
Repurchases of common stock, shares exchanged	(1)	—	—	1	(18)	—	—	—	(18)
Stock-based compensation expense	—	—	7,988	—	—	—	—	—	7,988
Balance at September 30, 2019	49,536	$63	$759,541	13,991	$(368,477)	$(7)	$174,243	$(2,404)	$562,959

	Total Company Stockholders' Equity
Nine Months Ended September 30, 2019	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at January 1, 2019	48,408	$62	$730,695	13,804	$(364,195)	$(328)	$253,208	$(1,295)	$618,147
Issuance of subsidiary shares to noncontrolling interest	—	—	14	—	—	—	—	(14)	—
Net loss	—	—	—	—	—	—	(46,518)	(1,095)	(47,613)
Other comprehensive income	—	—	—	—	—	321	—	—	321
Other (1)	—	—	—	—	—	—	(2,859)	—	(2,859)
Cash dividends paid on common stock ($0.60 per share)	—	—	—	—	—	—	(29,588)	—	(29,588)
Issuance of common stock in connection with exercise of stock options	40	—	671	—	—	—	—	—	671
Issuance of common stock in connection with employee stock purchase plan	386	—	5,329	—	—	—	—	—	5,329
Issuance of restricted stock, net of shares canceled	889	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(187)	—	—	187	(4,282)	—	—	—	(4,282)
Stock-based compensation expense	—	—	22,832	—	—	—	—	—	22,832
Balance at September 30, 2019	49,536	$63	$759,541	13,991	$(368,477)	$(7)	$174,243	$(2,404)	$562,959

(1)	Refer to “Note 1 – The Company and Basis of Presentation.”

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

Xperi Holding Corporation is a leading consumer and entertainment technology licensing company and one of the industry’s largest intellectual property (IP) licensing platforms, with a diverse portfolio of media and semiconductor intellectual property and more than 11,000 patents and applications. The Company invents, develops, and delivers technologies that enable extraordinary experiences. The Company’s technologies, delivered via its brands (DTS, HD Radio, IMAX Enhanced, Invensas, and TiVo) and by its subsidiary Perceive Corporation, make entertainment more entertaining, and smart devices smarter. The Company’s technologies are integrated into billions of consumer devices, media platforms, and semiconductors worldwide, driving increased value for customers, partners and consumers. The Company shapes how millions of consumers access and experience entertainment content, and the Company’s innovations are found in billions of devices and hundreds of millions of interfaces around the globe.

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

The accompanying interim unaudited condensed consolidated financial statements as of September 30, 2020 and 2019, and for the three and nine months then ended, have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2019 have been derived from the Company’s annual audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2019, included in Xperi’s Annual Report on Form 10-K for the year ended December 31, 2019 and TiVo’s Annual Report on Form 10-K for the year ended December 31, 2019, both of which were filed on February 18, 2020.

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2020 or any future period and the Company makes no representations related thereto.

In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As a result of issuing new shares in Perceive to noncontrolling interests, the Company’s ownership interest in Perceive was approximately 81% as of September 30, 2020. The operating results of Perceive have been consolidated in the Company’s condensed consolidated financial statements for all periods presented.

In the first quarter of 2019, the Company recorded an out-of-period adjustment to decrease current unbilled receivables and decrease retained earnings by $2.9 million to correct an error that originated in the first quarter of 2018 in connection with its adoption of Accounting Standards Update (“ASU”) No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” The adjustment relates to an error in the Company’s interpretation of the payment terms of a contract entered into in a prior year. The Company determined that the error was not material to any of its prior annual and interim period financial statements, and the impact of such correction was not considered to be material to the financial statements for the three and nine months ended September 30, 2019.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” in its Form 10-K for the year ended December 31, 2019. Certain updates to its revenue recognition policy as a result of the Mergers are provided in “Note 3 – Revenue.”

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

The COVID-19 pandemic has resulted in a global slowdown of economic activity which is likely to reduce the future demand for a broad variety of goods and services, while also disrupting sales channels, marketing activities and supply chains for an unknown period of time until the virus is fully contained. The Company’s business operations have been negatively impacted by the COVID-19 pandemic and related events and the Company expects this disruption to continue to have a negative impact on its revenue and results of operations, the size and duration of which is currently difficult to predict. The impact to date has included a decline in demand in various markets and industries, particularly the automotive market. For example, the Company anticipates approximately 20% decline in its royalty revenue in 2020 from the products sold to the automotive market, such as HD Radio, as compared to the prior year. Although the Company is unable to predict the full impact and duration of COVID-19 on its business, the Company is actively managing its financial expenditures in response to the current uncertainty.

The impact of the COVID-19 pandemic and related events, including actions taken by various government authorities in response, have increased market volatility and make the estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes more difficult. As of the date of issuance of the financial statements, the Company is not aware of any specific event or circumstance that would require it to update its estimates, judgments or revise the carrying value of its assets or liabilities. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

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

In August 2018, the FASB issued ASU 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”) modifying the requirements for capitalizing costs incurred to implement a hosting arrangement that is a service contract. The modified requirements were intended to align the cost capitalization requirements for hosting arrangements with the cost capitalization requirements for internal-use software. The Company adopted the standard on January 1, 2020 and applied the modified requirements prospectively to all implementation costs incurred after the date of adoption. The adoption did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In December 2019, the FASB released ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The purpose of the update is to reduce the complexity pertaining to certain areas in accounting for income taxes. Key amendments from ASU 2019-12 include, but are not limited to, the accounting for hybrid tax regimes, step-up in tax basis for goodwill in non-business combination transactions, intraperiod tax allocation exception to the incremental approach, and interim period accounting for enacted changes in tax law. ASU 2019-12 is effective for the Company in the first quarter of the year ending December 31, 2021. The Company is in the process of evaluating the impact of the adoption of this new standard on its consolidated financial statements and does not currently anticipate a material impact.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 is effective beginning on March 12, 2020 and may be applied prospectively through December 31, 2022. The Company is currently assessing the potential impact of the standard on its consolidated financial statements.

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

For additional detail on the Company's revenue disaggregated by geographic location, refer to “Note 16 – Segment and Geographic Information.”

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

	September 30, 2020	December 31, 2019
Unbilled contracts receivable	$164,138	$121,826
Other current assets	566	—
Long-term unbilled contracts receivable	15,083	26,672
Other long-term assets	1,360	—
Total contract assets	$181,147	$148,498

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

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2020 (in thousands):

	Three Months Ended September 30, 2020			Nine Months Ended September 30, 2020
	Accounts Receivable		Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable
Beginning balance	$2,469		$357	$566		$—
Provision for credit losses	1,163	(1)	232	3,391	(1)	589
Recoveries/charged-off	(8)		1	(333)		1
Balance at end of period	$3,624		$590	$3,624		$590

(1) The increase in provision for credit losses was due to late payments and collection issues with certain of the Company’s customers in the third quarter of 2020.

(2)The increase in provision for credit losses was based on assessment of current conditions including the COVID-19 pandemic and anticipation of delayed or delinquent payments on existing accounts receivable as a result of the declining financial health and liquidity positions of certain of the Company’s customers during the first quarter, as well as late payments and collection issues in the third quarter of 2020.

Additional Disclosures Under Topic 606

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$12,364	$175	$50	$3,130
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements)*	$12,232	$1,349	$66,454	$2,941

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

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under the Company’s fixed-fee IP, software-as-a-service agreements and engineering services contracts. The Company's remaining revenue under contracts with performance obligations was as follows (in thousands):

	As of
	September 30, 2020	December 31, 2019
Revenue from contracts with performance obligations expected to be satisfied in:
2020 (remaining 3 months)	$48,032	$5,337
2021	145,813	990
2022	99,594	345
2023	89,523	—
2024	75,883	—
Thereafter	74,079	—
Total	$532,924	$6,672

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid income taxes	$3,895	$2,364
Prepaid expenses	21,707	8,802
Inventory	6,154	79
Other	4,328	2,490
	$36,084	$13,735

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Equipment, furniture and other	$58,366	$32,504
Building and improvements	18,309	18,258
Land	5,300	5,300
Leasehold improvements	26,149	8,103
	108,124	64,165
Less: accumulated depreciation and amortization	(42,692)	(31,288)
	$65,432	$32,877

Other long-term assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Non-current income tax receivable	$109,745	$64,570
Long-term deferred tax assets	5,735	3,660
Other assets	20,915	3,106
	$136,395	$71,336

Accrued liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Employee compensation and benefits	$35,819	$18,404
Accrued expenses	22,367	7,930
Current portion of operating lease liabilities	17,577	5,845
Accrued severance	6,695	—
Third-party royalties	3,775	6,165
Other	12,529	3,089
	$98,762	$41,433

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Long-term income tax payable	$91,676	$76,767
Other	3,961	131
	$95,637	$76,898

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Foreign currency translation adjustment, net of tax	$895	$—
Unrealized loss on available-for-sale debt securities, net of tax	(76)	(53)
	$819	$(53)

Other income and expense, net, consisted of the following (in thousands):

	Three Months Ended,		Nine Months Ended,
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Interest income from significant financing components under Topic 606	$547	$906	$2,243	$4,626
Interest income from investments	456	420	1,248	1,702
Unrealized/realized gain (loss) on marketable equity securities	—	(1,060)	(707)	563
Other income/(expense), net	1,302	163	664	646
	$2,305	$429	$3,448	$7,537

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

The following is a summary of marketable securities at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$72,273	$61	$(62)	$—	$72,272
Treasury and agency notes and bills	4,999	—	(1)	—	4,998
Commercial paper	9,990	—	(2)	—	9,988
Total debt securities	87,262	61	(65)	—	87,258
Money market funds	4,771	—	—	—	4,771
Total equity securities	4,771	—	—	—	4,771
Total marketable securities	$92,033	$61	$(65)	$—	$92,029
Reported in:
Cash and cash equivalents					$4,771
Available-for-sale debt securities					87,258
Total marketable securities					$92,029

	December 31, 2019
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$41,730	$29	$(13)	$41,746
Commercial paper	4,052	4	—	4,056
Total debt securities	45,782	33	(13)	45,802
Money market funds	2,601	—	—	2,601
Marketable equity securities	3,405	—	(2,281)	1,124
Total equity securities	6,006	—	(2,281)	3,725
Total marketable securities	$51,788	$33	$(2,294)	$49,527
Reported in:
Cash and cash equivalents				$2,601
Available-for-sale debt securities				45,802
Equity securities				1,124
Total marketable securities				$49,527

At September 30, 2020 and December 31, 2019, the Company had $203.0 million and $121.5 million, respectively, in cash, cash equivalents and short-term investments. These balances include $111.0 million and $72.0 million in cash held in operating accounts not included in the tables above at September 30, 2020 and December 31, 2019, respectively.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not significant during the three and nine months ended September 30, 2020 and 2019, respectively.

Unrealized losses on AFS debt securities were $0.1 million and $0.1 million, net of tax, as of September 30, 2020 and December 31, 2019, respectively. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. In addition, the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the debt securities and it is more-likely-than-not that it will not be required to sell the investments before recovery of their amortized cost bases. The Company did not recognize a provision for credit loss expense related to its AFS debt securities for the three and nine months ended September 30, 2020, respectively. No impairment charges were recorded on the AFS debt securities for the three and nine months ended September 30, 2019, respectively.

The following table summarizes the fair value and gross unrealized losses related to individual AFS debt securities at September 30, 2020 and December 31, 2019, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$52,933	$(62)	$—	$—	$52,933	$(62)
Treasury and agency notes and bills	4,998	(1)	—	—	4,998	(1)
Commercial paper	9,988	(2)	—	—	9,988	(2)
Total	$67,919	$(65)	$—	$—	$67,919	$(65)

	Less Than 12 Months		12 Months or More		Total
December 31, 2019	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$20,031	$(10)	$8,753	$(3)	$28,784	$(13)
Total	$20,031	$(10)	$8,753	$(3)	$28,784	$(13)

The estimated fair value of marketable debt securities by contractual maturity at September 30, 2020 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Estimated Fair Value
Due in one year or less	$47,005
Due in one to two years	40,253
Total	$87,258

Equity Securities

On September 19, 2018, the Company purchased 7.0 million common shares of Onkyo Corporation (“Onkyo”), a publicly traded Japanese company and a long-standing customer of the Company, pursuant to the Capital Alliance Agreement entered into between the two parties on September 3, 2018. Upon making the investment, the Company held a 6.3% ownership interest in Onkyo. Due to changes in business expectations, the Company determined not to continue discussions on the business alliance. In July 2019, the Company sold approximately 2.8 million shares of Onkyo stock and realized a gain of $0.9 million. In June 2020, the Company sold the remaining 4.2 million shares of Onkyo stock. For the nine months ended September 30, 2020, total realized loss on the Onkyo investment was approximately $0.7 million.

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

Upon merging with TiVo on June 1, 2020, the Company assumed certain investments in non-marketable equity. As of September 30, 2020, other long-term assets included equity securities accounted for under the equity method with a carrying amount of $4.1 million and equity securities without a readily determinable fair value with a carrying amount of $0.1 million, respectively. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the three and nine months ended September 30, 2020, respectively. The Company had no investments in non-marketable equity securities prior to June 1, 2020.

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2019 and September 30, 2020.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of September 30, 2020 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$4,771	$4,771	$—	$—
Treasury and agency notes and bills (2)	4,998	—	4,998	—
Commercial paper (2)	9,988	—	9,988	—
Corporate bonds and notes - debt securities (2)	72,272	—	72,272	—
Total Assets	$92,029	$4,771	$87,258	$—

(1)	Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)	Reported as AFS debt securities in the Condensed Consolidated Balance Sheet.

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2020 Term B Loan Facility (1)	$1,000,186	$978,152	$—	$—
2021 Convertible Notes	48	48	—	—
2018 Amended Term B Loan (1)	—	—	334,679	335,642
Total long-term debt, net	$1,000,234	$978,200	$334,679	$335,642
(1)

Carrying amounts of long-term debt are net of unamortized debt issuance costs of $36.7 million and $9.3 million as of September 30, 2020 and December 31, 2019, respectively. See “Note 9 – Debt” for additional information.

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

The Company is currently contemplating and may pursue, subject to the receipt of approval by the Company’s board and any required regulatory approvals, a separation of the Company’s product business and IP licensing business through a tax-efficient transaction, resulting in two independent, publicly traded companies. The Company is currently evaluating the optimal timing of the contemplated business separation.

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

TiVo Results of Operations

TiVo’s results of operations and cash flows have been included in the Company’s condensed consolidated financial statements for periods subsequent to June 1, 2020, and TiVo’s assets and liabilities were recorded at their estimated fair values in the Company’s Condensed Consolidated Balance Sheets as of June 1, 2020. For the three and nine months ended September 30, 2020, TiVo contributed $159.0 million and $211.8 million in revenue, respectively, and $28.9 million and $20.9 million in operating income, respectively, to the operating results of the Company.

Transaction and Severance Costs

In connection with the Mergers, the Company incurred significant one-time expenses in the first three quarters of 2020 such as transaction related costs (e.g. bankers fees, legal fees, consultant fees, etc.), lease impairment charges due to facilities consolidation, severance and retention costs (including stock-based compensation expense resulting from the contractually-required acceleration of equity instruments for departing executives). Total transaction related costs amounted to $1.2 million and $29.1 million for the three and nine months ended September 30, 2020, respectively. Lease impairment charges were $0.7 million and $0.7 million for the three and nine months ended September 30, 2020, respectively. In addition, post-merger severance and retention costs (including related stock-based compensation expense) were $3.6 million and $12.1 million for the three and nine months ended September 30, 2020, respectively. The Company may incur additional expenses for integration, severance and retention, and the impairment of right-of-use assets due to facilities consolidation in future quarters.

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

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue	$202,797	$214,610	$708,675	$676,888
Net income (loss) attributable to Xperi Holding Corporation	$(23,085)	$(193,898)	$(145,649)	$(337,906)

The unaudited supplemental pro forma information above includes the estimated impact of purchase accounting and other material, nonrecurring adjustments directly attributable to the Mergers. These pro forma adjustments primarily include the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Estimated increase (decrease) to earnings due to revenue adjustments resulting from purchase accounting	$—	$(1,781)	$(4,823)	$(5,592)
Estimated increase (decrease) to earnings to adjust for transaction related costs incurred in connection with the Mergers	$1,187	$—	$31,835	$(21,918)
Estimated increase (decrease) to earnings to adjust for stock-based compensation expense for TiVo equity awards	$—	$524	$3,436	$(1,260)
Estimated increase (decrease) to earnings to adjust for severance and retention costs incurred in connection with the Mergers	$3,591	$(1,710)	$10,254	$(13,696)
Estimated increase (decrease) to earnings to reflect payoff of historical debt and new debt financing in connection with the Mergers	$1,116	$(3,693)	$21,867	$(20,401)
Estimated increase (decrease) to earnings due to pro forma adjustments for income taxes (1)(2)	$117	$(19,884)	$16,374	$(39,161)

(1)

For the three and nine months ended September 30, 2020, the pro forma tax adjustments relate primarily to the alignment of TiVo’s methodology for interim period accounting for income taxes to Xperi's methodology, as well as the recognition by TiVo of a refund request of South Korean withholding taxes prior to the Mergers in the quarter ended June 30, 2020.

(2)

For the three and nine months ended September 30, 2019, the adjustment relates primarily to the alignment of TiVo's methodology for interim period accounting for income taxes to Xperi's methodology, as well as the assumption that the combined company placed a valuation allowance on its Federal and state DTAs prior to 2019.

The unaudited supplemental pro forma information above does not include any cost saving synergies from operating efficiencies.

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill allocated to the reportable segments and changes in the carrying amount of goodwill by reportable segment were as follows (in thousands):

	Product	IP Licensing	Total
December 31, 2019	$378,084	$7,700	$385,784
Goodwill acquired through the Mergers (1)	146,061	315,068	461,129
September 30, 2020	$524,145	$322,768	$846,913
(1)

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

During the third quarter of 2020, the COVID-19 pandemic continued to have a significant and negative impact on business and economic activities in the U.S and around the world. The resulting global economic downturn has negatively impacted, and is expected to continue to negatively impact, the Company’s consolidated financial results for the remainder of 2020 and into 2021. Due to continued reduction in demand in certain markets and industries, including the automotive market, as well as declines in the Company’s share price, the Company’s management concluded there were indicators of potential goodwill impairment. The Company proceeded with a quantitative interim goodwill impairment test as of September 30, 2020. Based on the quantitative assessment, the Company concluded that the fair value of the reporting units exceeded the carrying amount for both the Product and IP Licensing reporting units. As a result, no goodwill impairment charges were recognized in the three months ended September 30, 2020.

Identified intangible assets consisted of the following (in thousands):

	Average	September 30, 2020			December 31, 2019
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology (1)	3-15	$609,085	$(154,418)	$454,667	$151,184	$(135,952)	$15,232
Existing technology / content database (2) (3)	5-10	247,959	(159,430)	88,529	206,878	(130,890)	75,988
Customer contracts and related relationships (4)	3-9	650,079	(229,450)	420,629	291,769	(174,741)	117,028
Trademarks/trade name	4-10	40,083	(19,786)	20,297	40,083	(16,056)	24,027
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total finite-lived intangible assets		1,549,437	(565,315)	984,122	692,145	(459,870)	232,275
Indefinite-lived intangible assets
TiVo Tradename/trademarks (5)	N/A	21,400	—	21,400	—	—	—
Total intangible assets		$1,570,837	$(565,315)	$1,005,522	$692,145	$(459,870)	$232,275

(1)	In June 2020, $457.4 million of patents was acquired through the Mergers. See “Note 7 – Business Combination.”
(2)	In June 2020, $34.8 million of existing (developed) technology was acquired through the Mergers. See “Note 7 – Business Combination.”
(3)	In June 2020, $6.2 million of content database was acquired through the Mergers. See “Note 7 – Business Combination.”
(4)	In June 2020, $358.2 million of customer contracts and related relationships was acquired through the Mergers. See “Note 7 – Business Combination.”
(5)	In June 2020, $21.4 million of TiVo Tradename/trademarks was acquired through the Mergers. See “Note 7 – Business Combination.”

As of September 30, 2020, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

2020 (remaining 3 months)	$50,257
2021	195,771
2022	147,332
2023	136,452
2024	97,647
Thereafter	356,663
$984,122

NOTE 9 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	September 30, 2020	December 31, 2019
2020 Term B Loan Facility	$1,036,875	$—
2021 Convertible Notes	48	—
2018 Amended Term B Loan	—	344,000
Unamortized debt issuance costs	(36,689)	(9,321)
	1,000,234	334,679
Less: current portion, net of debt issuance costs	(43,704)	—
Total long-term debt, net of current portion	$956,530	$334,679

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

The 2020 Credit Agreement contains customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement also contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. The Company was in compliance with all requirements as of September 30, 2020.

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

On January 23, 2018, the Company and the loan parties entered into an amendment to the Credit Agreement (the “Amendment”). In connection with the Amendment, the Company made a voluntary prepayment of $100.0 million of the term loan outstanding under the Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a replacement of the outstanding initial term loan with the new tranche term B-1 loan (the “2018 Amended Term B Loan”) in a principal amount of $494.0 million, (ii) a reduction of the interest rate margin applicable to such loan to (x) in the case of Eurodollar loans, 2.50% per annum and (y) in the case of base rate loans, 1.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the 2018 Amended Term B Loan within six months of the closing date of the Amendment, and (iv) certain amendments to provide the Company with additional flexibility under the covenant governing restricted payments. Using cash on hand, the Company made three voluntary prepayments totaling $150.0 million during 2019. On June 1, 2020, the entire remaining balance of $344.0 million was paid off by using the proceeds from the 2020 Term B Loan Facility in connection with the Mergers. As a result of the refinancing transaction, the Company recorded a loss on early extinguishment of debt of $8.3 million, which consisted of unamortized debt issuance costs, in its Condensed Consolidated Statements of Operations during the second quarter of 2020.

2019 Term Loan Facility

In connection with the Mergers, the Company paid off the outstanding balance under the TiVo’s 2019 Term Loan. The 2019 Term Loan Facility Agreement was entered into on November 22, 2019 between TiVo, as borrower, and the lenders party thereto and HPS Investment Partners, LLC as administrative agent and collateral agent. Under the 2019 Term Loan, TiVo borrowed $715.0 million, which was scheduled to mature on November 22, 2024.

Under the 2019 Term Loan Facility Agreement, TiVo was required to pay a 3.0% prepayment premium if the loan was prepaid on or prior to November 22, 2020. Further, under the same Loan Facility Agreement, the Mergers triggered certain change of control conditions that constituted an event of default, thus requiring the debt to be repaid immediately following the consummation of the Mergers. Using the proceeds from the aforementioned 2020 Term B Loan Facility, the Company, on June 1, 2020, made a full repayment of the 2019 Term Loan along with the prepayment penalty for a total payoff amount of $734.6 million.

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

Interest Expense and Expected Principal Payments

At September 30, 2020, $1,036.9 million in total debt was outstanding with an interest rate, including the amortization of debt issuance costs, of 5.1%. Interest is payable monthly. Interest expense was $13.4 million and $24.6 million for the three and nine months ended September 30, 2020, respectively. Interest expense was $5.5 million and $18.4 million for the three and nine months ended September 30, 2019, respectively. Amortized debt issuance costs, which were included in interest expense, amounted to $2.3 million and $4.0 million for the three and nine months ended September 30, 2020, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2019, respectively.

As of September 30, 2020, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2020 (remaining 3 months)	$13,125
2021	52,548
2022	52,500
2023	72,188
2024	78,750
Thereafter	767,812
Total	$1,036,923

Additional cash payments, as outlined in the 2020 Credit Agreement, must be made on an annual basis beginning March 31, 2022 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year.

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Denominator:
Weighted average shares of common stock outstanding	107,499	49,459	75,441	49,036
Less: shares of restricted stock subject to repurchase	—	—	—	—
Total common shares-basic	107,499	49,459	75,441	49,036
Effect of dilutive securities:
Options	—	—	—	—
Restricted stock awards and units	—	—	—	—
Total common shares-diluted	107,499	49,459	75,441	49,036

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income (loss) per share is computed using the treasury stock method to calculate the weighted average number of shares of common stock and, if dilutive, potential common shares outstanding during the period. Potentially dilutive common shares include unvested restricted stock awards and units and incremental common shares issuable upon the exercise of stock options, less shares repurchased from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period.

For the three and nine months ended September 30, 2020, there was no difference in the weighted average number of shares of common stock used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 5.6 million and 4.0 million shares, subject to stock options and restricted stock awards and units, were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2020, respectively, because including them would have been anti-dilutive.

For the three and nine months ended September 30, 2019, there was no difference in the weighted average number of shares of common stock used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 2.5 million and 1.5 million shares, subject to stock options and restricted stock awards and units, were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2019, respectively, because including them would have been anti-dilutive.

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

The 2020 EIP provides for option grants designed as either incentive stock options or nonstatutory options. Options generally are granted with an exercise price not less than the value of the common stock on the grant date and have a term of ten years from the date of grant and vest over a four-year period. The vesting criteria for restricted stock awards and restricted stock units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period generally over four years for time-based awards. As of September 30, 2020, there were 3.2 million shares reserved for future grant under the 2020 EIP.

Assumed Plans

On June 1, 2020, the Company assumed all then-outstanding stock options, awards, and shares available and reserved for issuance under all legacy Equity Incentive Plans of TiVo (collectively, the “Assumed Plans”). Stock options assumed from the Assumed Plans generally have vesting periods of four years and a contractual term of seven years. Awards of restricted stock and restricted stock units assumed from the Assumed Plans are generally subject to a four year vesting period. The number of shares subject to stock options and restricted stock unit awards outstanding under these plans are included in the tables below. Shares reserved under the Assumed Plans will be available for future grants. As of September 30, 2020, there were 7.4 million shares reserved for future grants under the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2019	605	$26.68
Options granted	—	—
Options assumed	175	$49.24
Options exercised	—	—
Options canceled / forfeited / expired	(59)	$40.91
Balance at September 30, 2020	721	$31.34

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of September 30, 2020 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2019	2,371	554	2,925	$25.99
Awards and units granted	3,222	994	4,216	$13.77
Awards and units assumed	2,185	253	2,438	$13.99
Awards converted	107	(107)	—	$29.79
Awards and units vested / earned	(1,618)	(390)	(2,008)	$20.78
Awards and units canceled / forfeited	(414)	(243)	(657)	$21.15
Balance at September 30, 2020	5,853	1,061	6,914	$16.28

Performance Awards and Units

Performance awards and units may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such performance awards and units are generally linked to one or more performance goals or certain market conditions determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and may range from zero to 200 percent of the grant. For performance awards subject to a market vesting condition, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

Employee Stock Purchase Plans

Prior to the Mergers, the Company had implemented the Xperi Corporation 2003 Employee Stock Purchase Plan and the International Employee Stock Purchase Plan, both of which were terminated immediately prior to the effective time of the Mergers.

In connection with the Mergers and immediately prior to June 1, 2020, the Company adopted the Xperi Holding Corporation 2020 Employee Stock Purchase Plan (the “2020 ESPP”). The 2020 ESPP is implemented through consecutive overlapping 24-month offering periods, each of which is comprised of four six-month purchase periods. The first offering period commenced on September 1, 2020 and will end on August 31, 2022. Each subsequent offering period under the 2020 ESPP will be twenty-four (24) months long and will commence on each September 1 and March 1 during the term of the plan. Participants may contribute up to 100% of their base earnings and commissions through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

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

As of September 30, 2020, there were 2.0 million shares reserved for grant under the Company’s 2020 ESPP.

Stock Repurchase Programs

Following the termination of Xperi’s prior stock repurchase program after the closing of the Mergers, on June 12, 2020 the Board of Directors (the “Board”) of the Company authorized a new stock repurchase program providing for the repurchase of up to $150.0 million of the Company's Common Stock dependent on market conditions, share prices and other factors. As of September 30, 2020, the Company has repurchased a total of approximately 3.9 million shares of common stock, since inception of the plan, at an average price of $12.81 per share for a total cost of $50.1 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2020, the total remaining amount available for repurchase was $99.9 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

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

The Company issues restricted stock units as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the condensed consolidated financial statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the three months ended September 30, 2020 and 2019, the Company withheld 0.2 million and 0.1 million shares of common stock to satisfy $3.3 million and $0.1 million of required withholding taxes, respectively. During the nine months ended September 30, 2020 and 2019, the Company withheld 0.6 million and 0.2 million shares of common stock to satisfy $9.2 million and $4.3 million of required withholding taxes, respectively.

NOTE 12 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three and nine months ended September 30, 2020 and 2019 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of licensing, services and software revenue	$258	$—	$332	$—
Research, development and other related costs	3,580	3,544	9,454	10,293
Selling, general and administrative	6,319	4,444	16,828	12,539
Total stock-based compensation expense	10,157	7,988	26,614	22,832
Tax effect on stock-based compensation expense	(55)	(1,269)	(1,550)	(3,654)
Net effect on net loss	$10,102	$6,719	$25,064	$19,178

In connection with the Mergers, the Company assumed unvested TiVo equity awards with a fair value of $34.1 million, of which $22.0 million related to post-acquisition services. For the three and nine months ended September 30, 2020, the Company recognized $1.9 million and $4.1 million of SBC expense, respectively, associated with the unvested TiVo equity awards assumed. See “Note 7 – Business Combination” for additional detail.

Stock-based compensation expense categorized by various equity components for the three and nine months ended September 30, 2020 and 2019 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Restricted stock awards and units	$9,734	$7,362	$25,175	$21,013
Employee stock purchase plan	401	577	1,387	1,638
Employee stock options	22	49	52	181
Total stock-based compensation expense	$10,157	$7,988	$26,614	$22,832

There were no options granted in the three and nine months ended September 30, 2020 and 2019.

The following assumptions were used to value the restricted stock units subject to market conditions granted in the three months ended September 30, 2020:

July 2020
Expected life (years)	3.0
Risk-free interest rate	0.16%
Dividend yield	1.4%
Expected volatility	51.3%

Previous ESPP grants occurred in February 2020 and August 2019. Pursuant to the Merger Agreement, on May 22, 2020, the Company granted its final ESPP purchases to the eligible employees under the legacy ESPP program before terminating the plan prior to the consummation of the Mergers. As stated in Note 11, the first offering period of the 2020 ESPP commenced on September 1, 2020.

The following assumptions were used to value the ESPP shares for these grants:

	September 2020	February 2020	August 2019	February 2019
Expected life (years)	2.0	2.0	2.0	2.0
Risk-free interest rate	0.13%	1.4%	1.7%	2.5%
Dividend yield	1.4%	4.0%	3.5%	5.4%
Expected volatility	57.5%	45.8%	51.7%	53.4%

NOTE 13 – INCOME TAXES

For the three months ended September 30, 2020, the Company recorded an income tax expense of $0.5 million on a pretax loss of $30.1 million and for the nine months ended September 30, 2020, the Company recorded an income tax benefit of $6.8 million on a pretax loss of $41.6 million, which resulted in an effective tax rate of 16.3% for the nine months ended September 30, 2020. The tax benefit of $6.8 million is comprised of a $12.2 million tax benefit related to the five month pre-merger period and a tax expense of $5.4 million related to the four month post-merger period. The five month pre-merger income tax benefit of $12.2 million was primarily related to a net decrease in valuation allowance as a result of the Mergers, deduction from foreign-derived intangible income, releases of unrecognized tax benefits due to the lapse of applicable statutes of limitation, and deduction from transaction expenses, offset by tax expense from operating income, shortfalls from stock-based compensation, certain non-deductible expenses, and unrealized foreign exchange losses from the prior period South Korea refund claim. The four month post-merger income tax expense of $5.4 million was primarily related to income tax expense from foreign operations, foreign withholding taxes and U.S. federal minimum tax offset by unrealized foreign exchange gains from the current period South Korea refund claim.

For the three months ended September 30, 2019, the Company recorded an income tax benefit of $14.6 million on a pretax loss of $30.6 million and for the nine months ended September 30, 2019, the Company recorded an income tax benefit of $27.1 million on a pretax loss of $74.7 million, which resulted in an effective tax rate of 36.3%. The income tax benefit for the three and nine months ended September 30, 2019 was primarily related to tax benefit from operating losses and the realization of certain tax credits, offset by foreign withholding taxes, certain non-deductible expenses, and shortfalls from stock-based compensation.

The Company's provision for income taxes is based on its worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. The Company has applied separate effective tax rates to its pre- and post-merger activities; the Company’s post-merger effective tax rate is based on its worldwide estimated tax rate for the seven-month period ended December 31, 2020. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is computed using a separate effective tax rate. The decrease in income tax benefit for the nine months ended September 30, 2020 as compared to the prior year is largely attributable to a decrease in operating losses, increase in valuation allowance in the post-merger period, foreign withholding taxes, and U.S. federal minimum taxes, partially offset by tax benefits from the release of unrecognized tax benefits due to the lapse of applicable statute of limitation and a decrease in valuation allowance as a result of the Mergers.

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

During the first nine months of 2020, an additional non-current income tax receivable of $13.7 million, an unrecognized tax benefit of $8.4 million in other long-term liabilities, and a reduction in deferred tax assets of $5.0 million with an offset to valuation allowance were recorded in connection with the South Korea refund claim matter. As part of the Company’s acquisition of TiVo, the Company recorded a year-to-date non-current income tax receivable of $31.9 million and a reduction in deferred tax assets of $15.5 million with a corresponding offset to valuation allowance, with the residual recorded to goodwill. At September 30, 2020, the Company had recorded a cumulative unrealized foreign exchange loss of approximately $1.2 million as a reduction in non-current income tax receivable.

The impact on the Company’s pre-merger deferred tax assets and liabilities caused by the Mergers is recorded in the Company’s financial statements outside of acquisition accounting. Such impact is not a part of the fair value of the assets acquired and liabilities assumed. The Company released its valuation allowance which was previously applied to certain deferred tax assets. As a result, the Company recorded an income tax benefit of $19.8 million for the pre-merger period. Due to the composition of TiVo’s Federal deferred tax assets net of valuation allowance and deferred tax liabilities, the combined Company’s Federal deferred tax assets net of deferred tax liabilities are fully offset by a valuation allowance. The Company has adopted the policy of using a tax-law ordering approach when determining the extent to which the Company’s, or the acquired company’s deferred tax liabilities are able to be used as sources of income used to recognize the Company’s, or the acquired company’s deferred tax assets.

As of September 30, 2020, gross unrecognized tax benefits were $181.7 million, of which $97.3 million would affect the effective tax rate if recognized. As of September 30, 2019, unrecognized tax benefits were $34.1 million (which was included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets), of which $21.3 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the three and nine months ended September 30, 2020 and 2019, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $2.2 million and $1.2 million as of September 30, 2020 and December 31, 2019, respectively. It is the Company’s policy not to consider nonrecognized subsequent events in the calculation of its worldwide estimated annualized effective tax rate nor in its assessment of the recoverability of deferred tax assets. The Company has therefore not considered the event discussed in “Note 17 – Subsequent Events” when determining its worldwide estimated annualized effective tax rate nor in its assessment of the recoverability of deferred tax assets as of September 30, 2020.

At September 30, 2020, the Company’s 2015 through 2018 tax years were generally open and subject to potential examination in various jurisdictions. Earlier tax years for the Company and its subsidiaries are also open in certain jurisdictions which are currently subject to examination. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company has submitted a withholding tax refund claim with the South Korean authorities and the final outcome is not anticipated to be settled within the next twelve months.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Fixed lease cost (1)	$6,184	$1,713	$11,340	$5,138
Variable lease cost	1,374	278	2,315	859
Less: sublease income	(2,452)	—	(3,295)	—
Total operating lease cost	$5,106	$1,991	$10,360	$5,997

(1) Includes short-term leases, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended,		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,041	$1,482	$10,767	$4,498
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$461	$361	$4,312	$5,136

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term (years):
Operating leases	5.4	4.6
Weighted-average discount rate:
Operating leases	5.2%	5.7%

Future minimum lease payments and related lease liabilities as of September 30, 2020 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2020 (remaining 3 months)	$4,774	$(1,647)	$3,127
2021	22,184	(6,257)	15,927
2022	18,105	(6,117)	11,988
2023	16,169	(6,231)	9,938
2024	15,405	(6,293)	9,112
Thereafter	23,451	(7,214)	16,237
Total lease payments	100,088	(33,759)	66,329
Less: imputed interest	(13,048)	—	(13,048)
Present value of lease liabilities:	$87,040	$(33,759)	$53,281

Less: current obligations under leases (accrued liabilities)	17,577
Noncurrent operating lease liabilities	$69,463

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturer that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2020, the Company had total purchase commitments for inventory of $6.8 million, of which $1.4 million was accrued in the Condensed Consolidated Balance Sheet.

Other Purchase Obligations

On December 31, 2019, TiVo entered into a contract requiring the Company to generate a minimum number of Qualified Referred Subscribers (as defined in the contract) over a 30 month period. In the event that the aggregate number of Qualified Referred Subscribers generated by the Company within the specified time period is less than the minimum guaranteed subscribers, the Company is required to pay an amount equal to the shortfall between the number of Qualified Referred Subscribers generated by the Company and the required minimum multiplied by a per Qualified Referred Subscribers fee, up to a maximum of $5.0 million. As of September 30, 2020, $0.1 million was accrued in the Condensed Consolidated Balance Sheets related to this contract.

Under certain other contractual arrangements, the Company may be obligated to pay up to approximately $49.6 million, which is mostly related to unconditional purchase obligations to service providers and certain contingent payments to partners. The majority of these commitments and contingent payments are due within four years.

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

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The Company’s Chief Executive Officer is also the CODM as defined by the authoritative guidance on segment reporting.

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

The IP Licensing segment consists primarily of licensing the Company’s innovations to leading companies in the media and semiconductor industries. Licensing arrangements include access to one more of the Company’s foundational patent portfolios and may also include access to some of the Company’s industry-leading technologies and proven know-how. In the media industry, the Company’s licensees include pay television (“Pay-TV”) providers, both in the United States and internationally, consumer electronics manufacturers and other providers of video experiences across various platforms, including over-the-top (“OTT”) video. In the semiconductor industry, the Company’s licensees include semiconductor manufacturers, fabless companies, foundries and packaging companies.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2020		September 30, 2019	September 30, 2020		September 30, 2019
Revenue:
Product segment	$122,552		$46,028	$242,618		$152,026
IP Licensing segment	80,245		11,839	215,475		37,523
Total revenue	202,797		57,867	458,093		189,549
Operating expenses:
Product segment	116,149		45,693	228,941		139,409
IP Licensing segment	40,020		10,113	70,765		29,859
Unallocated operating expenses (1)	65,591	(2)	27,588	170,542	(3)	84,121
Total operating expenses	221,760		83,394	470,248		253,389
Operating income (loss):
Product segment	6,403		335	13,677		12,617
IP Licensing segment	40,225		1,726	144,710		7,664
Unallocated operating expenses (1)	(65,591)		(27,588)	(170,542)		(84,121)
Total operating loss	$(18,963)		$(25,527)	$(12,155)		$(63,840)

(1)

Unallocated operating expenses consist primarily of selling, marketing, general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

(2)	Includes approximately $1.2 million in one-time transaction costs related to the Mergers and $3.6 million in post-merger severance and retention costs.
(3)	Includes approximately $29.1 million in one-time transaction costs related to the Mergers and $12.1 million in post-merger severance and retention costs.

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
U.S.	$125,753	62%	$9,733	17%	$191,847	42%	$33,740	18%
Japan	19,107	10	18,368	32	84,461	18	69,427	37
South Korea	14,402	7	19,086	33	102,959	23	53,002	28
Canada	12,536	6	166	—	17,133	4	441	—
Europe and Middle East	10,606	5	4,780	8	22,035	5	15,243	8
Other	20,393	10	5,734	10	39,658	8	17,696	9
	$202,797	100%	$57,867	100%	$458,093	100%	$189,549	100%

For the three months ended September 30, 2020 and 2019, there were no customers and one customer, respectively, that accounted for 10% or more of total revenue. For the nine months ended September 30, 2020 and 2019, there were one customer and two customers, respectively, that accounted for 10% or more of total revenue. As of September 30, 2020 and December 31, 2019, there were three customers and three customers, respectively, that each accounted for 10% or more of total accounts receivable.
NOTE 17 - SUBSEQUENT EVENTS

On October 28, 2020, the Board declared a cash dividend of $0.05 per share of common stock, payable on December 21, 2020 to the stockholders of record at the close of business on November 30, 2020.

On November 9, 2020, the Company and certain of its affiliates, entered into a patent license agreement (the “Agreement”) with Comcast Corporation and certain of its affiliates (“Comcast”). In connection with the Agreement, the parties resolved all of the outstanding litigation between the companies. The Agreement is effective as of the expiration of Comcast’s prior agreement in 2016 and its term continues into 2031. The Agreement also provides for an initial payment by Comcast upon execution and ongoing payments through the remainder of the Agreement. As the Agreement was entered into after September 30, 2020, the Company expects to record revenue from the out-of-license settlement in the fourth quarter of 2020 and revenue from the prospective license into 2031. In addition, the Company expects to make a substantial principal payment towards the 2020 Term B Loan Facility based on the leverage ratios and excess cash flow metrics as defined in the 2020 Credit Agreement. Refer to “Note 9 – Debt” for additional information.

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

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, our plans for quarterly dividends and stock repurchases, our ability to achieve cost savings through the integration of the legacy businesses, the levels of customer spending or research and development activities, general economic conditions, the impact of COVID-19 (as defined below) pandemic and related events, the impact of the Mergers (as defined below) on our financial condition and results of operations, our plans to separate the combined product and IP licensing businesses, and the sufficiency of financial resources to support future operations and capital expenditures.

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

In connection with the Mergers, we incurred significant one-time expenses in the first three quarters of 2020 such as transaction related costs (e.g. bankers fees, legal fees, consultant fees, etc.), lease impairment charges due to facilities consolidation, severance and retention costs (including stock-based compensation expense resulting from the contractually-required acceleration of equity instruments for departing executives). Total transaction related costs amounted to $1.2 million and $29.1 million for the three and nine months ended September 30, 2020, respectively. Lease impairment charges were $0.7 million and $0.7 million for the three and nine months ended September 30, 2020, respectively. In addition, we incurred post-merger severance and retention costs of $3.6 million and $12.1 million for the three and nine months ended September 30, 2020, respectively. We may incur additional expenses for integration, severance and retention, and the impairment of right-of-use assets due to facilities consolidation in future quarters. We currently expect to achieve at least $50.0 million of annualized run-rate cost savings by year-end 2021 through the integration of the respective product and IP licensing businesses of the legacy companies.

We are a leading consumer and entertainment technology licensing company and one of the industry’s largest intellectual property (IP) licensing platforms, with a diverse portfolio of media and semiconductor intellectual property and more than 11,000 patents and applications. We invent, develop, and deliver technologies that enable extraordinary experiences. Xperi technologies, delivered via our brands (DTS, HD Radio, IMAX Enhanced, Invensas, TiVo), and by our subsidiary, Perceive Corporation (“Perceive”), make entertainment more entertaining, and smart devices smarter. Our technologies are integrated into billions of consumer devices, media platforms, and semiconductors worldwide, driving increased value for partners, customers and consumers. We shape how millions of consumers access and experience entertainment content, and our innovations are found in billions of devices and hundreds of millions of interfaces around the globe. Headquartered in Silicon Valley with operations around the world, we have approximately 1,900 employees and over 35 years of operating experience.

We are currently contemplating and may pursue, subject to the receipt of approval by our board and any required regulatory approvals, a separation of our product business and IP licensing business through a tax-efficient transaction, resulting in two independent, publicly traded companies. We are currently evaluating the optimal timing of the contemplated business separation.

On November 9, 2020, we entered into a patent license agreement (the “Agreement”) with Comcast Corporation (“Comcast”) and certain of its affiliates. In connection with the Agreement, the companies resolved all of the outstanding litigation. The Agreement is effective as of the expiration of Comcast’s prior agreement in 2016 and its term continues into 2031. The Agreement also provides for an initial payment by Comcast upon execution and ongoing payments through the remainder of the Agreement. As the Agreement was entered into after September 30, 2020, we expect to record revenue from the out-of-license settlement in the fourth quarter of 2020 and revenue from the prospective license into 2031. In addition, we expect to make a substantial principal payment towards the 2020 Term B Loan Facility based on the leverage ratios and excess cash flow metrics as defined in the 2020 Credit Agreement.

COVID-19 Impact

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported to have surfaced in Wuhan, China, and has since spread throughout the world. In March 2020, the World Health Organization declared COVID-19 a pandemic. In an effort to protect the health and safety of our employees, we took proactive, aggressive action from the earliest signs of the outbreak to adopt social distancing policies at our locations around the world, including working from home, limiting the number of employees attending meetings, and suspending employee travel. In an effort to contain COVID-19 and slow its spread, governments around the world have also enacted various measures, including orders to close business locations, isolate people to their places of residence, and mandate social distancing and other health-related practices. Such orders or restrictions have resulted in business closures, work stoppages, slowdowns and delays in commercial activities, widespread unemployment, travel restrictions and cancellation of events, among other effects. While some governments recently have permitted reopening of businesses and approved gradual easing of various restrictions, the pandemic continues to have a significant and negative impact on business and economic activities in the U.S and around the world.

These actions and the resulting global economic downturn have negatively impacted, and are expected to continue to negatively impact, our consolidated financial results for the remainder of 2020. The impact to date has included significant volatility and a decline in demand in various markets and industries, particularly the automotive market, which has been adversely impacted and is expected to continue to adversely impact our revenue. For example, we anticipate approximately 20% decline in our royalty revenue in 2020 from our products sold to the automotive market, such as HD Radio, as compared to the prior year. In addition, we recorded, in the first quarter of 2020, an incremental provision for credit losses of approximately $2.0 million due to heightened risk of nonpayment on existing accounts receivable as a result of the impaired financial condition and liquidity positions of certain of our customers.

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

Arrangements with Multiple System Operators for the TiVo Service

Our arrangements with multiple system operators (“MSOs”) typically include software customization and set-up services, associated maintenance and support, limited training, post-contract support, TiVo-enabled DVRs, non-DVR STBs and the TiVo service.

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

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
Licensing, services and software	96%	100%	98%	100%
Hardware	4	—	2	—
Total revenue	100	100	100	100
Operating expenses:
Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets	11	2	7	3
Cost of hardware revenue, excluding depreciation and amortization of intangible assets	6	—	3	—
Research, development and other related costs	28	45	27	41
Selling, general and administrative	32	48	37	45
Depreciation expense	3	3	3	3
Amortization expense	25	43	23	40
Litigation expense	4	3	3	2
Total operating expenses	109	144	103	134
Operating loss	(9)	(44)	(3)	(34)
Interest expense	7	10	5	9
Other income and expense, net	(1)	(1)	(1)	(4)
Loss on debt extinguishment	—	—	2	—
Loss before taxes	(15)	(53)	(9)	(39)
Provision for (benefit from) income taxes	—	(25)	(1)	(14)
Net loss	(15)%	(28)%	(8)%	(25)%

Total Revenue (in thousands, except for percentages):

	Three Months Ended
	September 30, 2020	September 30, 2019	Increase/ (Decrease)	% Change
Total revenue	$202,797	$57,867	$144,930	250%

The $144.9 million, or 250% increase in total revenue for the three months ended September 30, 2020, compared to the same period in the prior year, was primarily due to the inclusion of revenue from the results of TiVo operations following the Mergers. Excluding TiVo revenue, legacy Xperi revenue would have decreased due primarily to a decrease in revenue from IP Semiconductor licensing revenue, partially offset by higher minimum guarantee (“MG”) revenue due to the timing and duration of MG contracts up for renewal and executed during the third quarter of 2020.

	Nine Months Ended
	September 30, 2020	September 30, 2019	Increase/ (Decrease)	% Change
Total revenue	$458,093	$189,549	$268,544	142%

The $268.5 million or 142% increase in total revenue for the nine months ended September 30, 2020, compared to the same period in the prior year, was primarily due to the inclusion of revenue from the results of TiVo’s operations following the Mergers and IP Semiconductor agreements executed during the first two quarters of 2020. These increases in revenue were partially offset by a decrease in royalty revenue from existing licensing agreements.

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

Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets, for the three months ended September 30, 2020 was $21.9 million, as compared to $1.5 million for the three months ended September 30, 2019, an increase of $20.4 million. Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets, for the nine months ended September 30, 2020 was $31.6 million, as compared to $6.0 million for the nine months ended September 30, 2019, an increase of $25.6 million. The increases were primarily due to the inclusion of $19.8 million and $26.6 million of post-merger TiVo expenses for the three and nine months ended September 30, 2020, respectively. Excluding TiVo expenses, the costs would have been relatively constant for the three months ended September 30, 2020 and would have decreased by $1.0 million for the nine months ended September 30, 2020, as compared to the corresponding periods in 2019. The decrease was due principally to lower royalties paid to a third party in connection with a Product segment contract in the first three quarters of 2020.

We anticipate cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets, will increase in 2020 when compared to 2019 primarily due to incremental expenses from the TiVo operations.

Cost of Hardware Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of hardware revenue, excluding depreciation and amortization of intangible assets, includes all product-related costs associated primarily with TiVo-enabled devices, including employee-related costs, warranty costs, order fulfillment costs, certain licensing costs, and an allocation of facilities costs.

Cost of hardware revenue, excluding depreciation and amortization of intangible assets, for the three months ended September 30, 2020 was $12.2 million, as compared to $0.1 million for the three months ended September 30, 2019, an increase of $12.1 million. Cost of hardware revenue, excluding depreciation and amortization of intangible assets, for the nine months ended September 30, 2020 was $13.7 million, as compared to $0.3 million for the nine months ended September 30, 2019, an increase of $13.4 million. The increases were primarily due to the inclusion of $11.8 million and $13.2 million of post-merger TiVo expenses for the three and nine months ended September 30, 2020, respectively.

We anticipate cost of hardware revenue, excluding depreciation and amortization of intangible assets, will continue to increase in 2020 when compared to 2019 primarily due to incremental expenses from the TiVo operations.

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

R&D expense for the three months ended September 30, 2020 was $57.7 million, as compared to $26.0 million for the three months ended September 30, 2019, an increase of $31.7 million. R&D expense for the nine months ended September 30, 2020 was $124.6 million, as compared to $78.0 million for the nine months ended September 30, 2019, an increase of $46.6 million. The increases were due to the inclusion of $30.2 million and $40.0 million of post-merger TiVo R&D expenses for the three and nine months ended September 30, 2020, respectively, increased headcount and personnel costs in Perceive which was created to focus on delivering edge inference solutions, and severance charges incurred in connection with consolidating and optimizing post-merger operations.

We believe that a significant level of R&D expense will be required for us to remain competitive in the future. We also anticipate that R&D expense will remain higher than in the prior year due primarily to inclusion of the TiVo R&D operations.

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

Selling, general and administrative expenses for the three months ended September 30, 2020 were $63.8 million, as compared to $27.6 million for the three months ended September 30, 2019, an increase of $36.2 million. The increase was due principally to the inclusion of $27.8 million of TiVo expenses, legacy Xperi merger transaction related costs of $1.2 million, post-merger severance and retention costs of $1.4 million, separation costs of $2.1 million, and an increase of $2.2 million in stock-based compensation.

Selling, general and administrative expenses for the nine months ended September 30, 2020 were $168.6 million, as compared to $84.1 million for the nine months ended September 30, 2019, an increase of $84.5 million. The increase was due principally to the inclusion of $57.3 million of TiVo expenses, legacy Xperi merger transaction related costs of $15.4 million, post-merger severance and retention costs of $3.7 million, separation costs of $2.5 million, and an increase of $2.7 million in stock-based compensation.

We anticipate selling, general and administrative expenses will remain higher than in the prior year due to inclusion of the TiVo operations.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2020 was $6.8 million, as compared to $1.6 million for the three months ended September 30, 2019, an increase of $5.2 million. Depreciation expense for the nine months ended September 30, 2020 was $11.8 million, as compared to $5.1 million for the nine months ended September 30, 2019, an increase of $6.7 million. The increases were primarily attributable to depreciation expense on TiVo fixed assets added through the Mergers in June 2020.

We anticipate depreciation expense will continue to increase in 2020 as compared to 2019 as a result of the Mergers.

Amortization Expense

Amortization expense for the three months ended September 30, 2020 was $50.9 million, as compared to $25.1 million for the three months ended September 30, 2019, an increase of $25.8 million. Amortization expense for the nine months ended September 30, 2020 was $105.4 million, as compared to $75.9 million for the nine months ended September 30, 2019, an increase of $29.5 million. These increases were primarily attributable to amortization of intangible assets recorded in connection with the Mergers in June 2020.

With the Mergers, we anticipate that amortization expenses will continue to be a significant expense since we acquired approximately $878 million in intangible assets which will be amortized over the next several years. See “Note 8 – Goodwill and Identified Intangible Assets” in the Notes to Condensed Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the three months ended September 30, 2020 was $8.5 million, as compared to $1.5 million for the three months ended September 30, 2019, an increase of $7.0 million. Litigation expense for the nine months ended September 30, 2020 was $14.5 million, as compared to $4.0 million for the nine months ended September 30, 2019, an increase of $10.5 million. These increases were primarily due to inclusion of post-merger TiVo litigation expenses for the three and nine months ended September 30, 2020, respectively, and increased case activity in the first three quarters of 2020.

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

Stock-based Compensation Expense

The following table sets forth our stock-based compensation expense for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cost of licensing, services and software revenue	$258	$—	$332	$—
Research, development and other related costs	3,580	3,544	9,454	10,293
Selling, general and administrative	6,319	4,444	16,828	12,539
Total stock-based compensation expense	$10,157	$7,988	$26,614	$22,832

Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. The increases in stock-based compensation for the three and nine months ended September 30, 2020, compared to the corresponding periods in 2019, were primarily a result of including incremental expense of $1.9 million and $4.1 million from assumed TiVo stock awards and acceleration of equity instruments for departing executives for the three and nine months ended September 30, 2020, respectively.

Interest Expense

Interest expense for the three months ended September 30, 2020 and 2019 was $13.4 million and $5.5 million, respectively. Interest expense for the nine months ended September 30, 2020 and 2019 was $24.6 million and $18.4 million, respectively. The increases in interest expense were primarily a result of a higher average debt balance as compared to the corresponding periods in 2019, primarily due to the new $1,050 million term loan that was executed on June 1, 2020 to refinance the indebtedness of the combined Company in connection with the Mergers, which was partially offset by lower interest rates on our debt for the nine months ended September 30, 2020.

We anticipate interest expense to increase in 2020 when compared to 2019 as a result of increased borrowings and amortization of debt issuance costs in connection with the Mergers in June 2020.

Other Income and Expense, Net

Other income and expense, net, for the three months ended September 30, 2020 was $2.3 million, as compared to $0.4 million for the three months ended September 30, 2019. Other income and expense, net, in the third quarter of 2020 was higher than the corresponding period in 2019 due principally to inclusion of post-merger TiVo other income, net, as well as recognition of an unrealized loss of $1.1 million on our equity investment in Onkyo Corporation (“Onkyo”) common stock in 2019.

Other income and expense, net, for the nine months ended September 30, 2020 was $3.4 million, as compared to $7.5 million for the nine months ended September 30, 2019. Other income and expense, net, was lower in the first nine months of 2020 as compared to 2019 due principally to a decrease in interest income from financing components under Topic 606. Additionally, lower other income and expense in the first nine months of 2020 as compared to 2019 was attributable to recognition of a realized loss of $0.7 million in 2020, as compared to an unrealized gain of $0.6 million in the same period in 2019, on the aforementioned Onkyo investment.

Loss on Debt Extinguishment

In connection with the Mergers, we refinanced the indebtedness of the combined Company, and recognized a loss on early debt extinguishment of $8.3 million in second quarter of 2020. We did not incur a loss on early debt extinguishment in any other quarter in 2020 or the first nine months of 2019.

Provision for Income Taxes

For the three months ended September 30, 2020, we recorded an income tax expense of $0.5 million on a pretax loss of $30.1 million and for the nine months ended September 30, 2020, we recorded an income tax benefit of $6.8 million on a pretax loss of $41.6 million, which resulted in an effective tax rate of 16.3% for the nine months ended September 30, 2020. The tax benefit of $6.8 million is comprised of a $12.2 million tax benefit related to the five month pre-merger period and a tax expense of $5.4 million related to the four month post-merger period. The five month pre-merger income tax benefit of $12.2 million was primarily related to a net decrease in valuation allowance as a result of the Mergers, deduction from foreign-derived intangible income, releases of unrecognized tax benefits due to the lapse of applicable statutes of limitation, deduction from transaction expenses, offset by tax expense from operating income, shortfalls from stock-based compensation, certain non-deductible expenses, and unrealized foreign exchange losses from the prior period South Korea refund claim. The four month post-merger income tax expense of $5.4 million was primarily related to income tax expense from foreign operations, foreign withholding taxes and U.S. federal minimum tax offset by unrealized foreign exchange gains from the current period South Korea refund claim.

For the three months ended September 30, 2019, we recorded an income tax benefit of $14.6 million on a pretax loss of $30.6 million and for the nine months ended September 30, 2019, we recorded an income tax benefit of $27.1 million on a pretax loss of $74.7 million, which resulted in an effective tax rate of 36.3% for the nine months ended September 30, 2019. The income tax benefit for the three and nine months ended September 30, 2019 was primarily related to tax benefit from operating losses and the realization of certain tax credits, offset by foreign withholding taxes, certain non-deductible expenses, and shortfalls from stock-based compensation.

Our provision for income taxes is based on our worldwide estimated annualized effective tax rate, except for jurisdictions for which a loss is expected for the year and no benefit can be realized for those losses, and the tax effect of discrete items occurring during the period. We have applied separate effective tax rates to our pre- and post-merger activities; our post-merger effective tax rate is based on our worldwide estimated tax rate for the seven-month period ended December 31, 2020. The tax for jurisdictions for which a loss is expected and no benefit can be realized for the year is computed using a separate effective tax rate. The decrease in income tax benefit for the nine months ended September 30, 2020 as compared to the prior year is largely attributable to a decrease in operating losses, increase in valuation allowance in the post-merger period, foreign withholding taxes, and U.S. federal minimum taxes, partially offset by tax benefits from the release of unrecognized tax benefits due to the lapse of applicable statute of limitation and a decrease in valuation allowance as a result of the Mergers.

During the fourth quarter of 2019, we filed a refund claim for foreign taxes previously withheld from licensees in South Korea based on recent court rulings in South Korea and other business factors. These previously withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of our refund claim, we recorded a non-current income tax receivable of $65.2 million in income tax receivable, an unrecognized tax benefit of $48.2 million in other long-term liabilities, and a reduction in deferred tax assets of $17.0 million. We anticipate filing a refund claim for the 2020 year-to-date South Korean withholding taxes. During the first nine months of 2020, an additional non-current income tax receivable of $13.7 million, an unrecognized tax benefit of $8.4 million in other long-term liabilities, and a reduction in deferred tax assets of $5.0 million with an offset to valuation allowance were recorded in connection with the South Korea refund claim matter. As part of our acquisition of TiVo, we recorded a year-to-date non-current income tax receivable of $31.9 million and a reduction in deferred tax assets of $15.5 million with a corresponding offset to valuation allowance, with the residual recorded to goodwill. At September 30, 2020, we had recorded a cumulative unrealized foreign exchange loss of approximately $1.2 million as a reduction in non-current income tax receivable.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that it was not more-likely-than-not that we would realize our federal, certain state and certain foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset forecasted future tax liabilities. In the future, we may release our deferred tax asset valuation allowance associated with our federal, state or foreign deferred tax assets depending on achievement of future profitability in relevant jurisdictions, or implementing tax planning strategies that enable us to utilize deferred tax assets. Specifically, we will evaluate additional evidence provided by the nonrecognized subsequent event discussed in “Note 17 – Subsequent Events” which could result in the release of a portion of our deferred tax asset valuation allowance. We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits or implement tax strategies in future periods enabling us to fully realize our deferred tax assets. The timing of recording a deferred tax asset valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be known in advance. Adjustments could be required in the future if we conclude that it is more-likely-than-not that deferred tax assets are recoverable. The release of a deferred tax asset valuation allowance could have the effect of decreasing the income tax provision in the period the valuation allowance is released.

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

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenue:
Product segment	$122,552	$46,028	$242,618	$152,026
IP Licensing segment	80,245	11,839	215,475	37,523
Total revenue	202,797	57,867	458,093	189,549
Operating expenses:
Product segment	116,149	45,693	228,941	139,409
IP Licensing segment	40,020	10,113	70,765	29,859
Unallocated operating expenses (1)	65,591	27,588	170,542	84,121
Total operating expenses	221,760	83,394	470,248	253,389
Operating income (loss):
Product segment	6,403	335	13,677	12,617
IP Licensing segment	40,225	1,726	144,710	7,664
Unallocated operating expenses (1)	(65,591)	(27,588)	(170,542)	(84,121)
Total operating loss	$(18,963)	$(25,527)	$(12,155)	$(63,840)

(1)

Unallocated operating expenses consist primarily of selling, marketing, general and administrative expenses, including administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

The revenue and operating income (loss) amounts in this section have been presented on a basis consistent with U.S. GAAP applied at the segment level. Of our $846.9 million in goodwill at September 30, 2020, approximately $524.1 million was allocated to our Product reporting segment and approximately $322.8 million was allocated to our IP Licensing reporting segment.

For the three months ended September 30, 2020, the unallocated operating expenses were $65.6 million compared to $27.6 million for the three months ended September 30, 2019. The increase of $38.0 million was due principally to the inclusion of TiVo expenses, legacy Xperi merger transaction related costs of $1.2 million, post-merger severance and retention costs of $1.4 million, separation costs of $2.1 million, and an increase of $2.2 million in stock-based compensation.

For the nine months ended September 30, 2020, the unallocated operating expenses were $170.5 million compared to $84.1 million for the nine months ended September 30, 2019. The increase of $86.4 million was due principally to the inclusion of

TiVo expenses, legacy Xperi merger transaction related costs of $15.4 million, post-merger severance and retention costs of $3.7 million, separation costs of $2.5 million, and an increase of $2.7 million in stock-based compensation.

Product Segment

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total revenue	$122,552	$46,028	$242,618	$152,026
Operating expenses:
Total cost of revenue	33,881	1,506	45,145	6,241
Research, development and other related costs	48,850	20,172	102,479	61,275
Litigation	936	538	1,674	1,329
Depreciation	4,671	1,295	8,840	4,018
Amortization	27,811	22,182	70,803	66,546
Total operating expenses	116,149	45,693	228,941	139,409
Total operating income	$6,403	$335	$13,677	$12,617

Product revenue for the three months ended September 30, 2020 was $122.6 million as compared to $46.0 million for the three months ended September 30, 2019, an increase of $76.6 million. Product revenue for the nine months ended September 30, 2020 was $242.6 million as compared to $152.0 million for the nine months ended September 30, 2019, an increase of $90.6 million. The increases were primarily attributable to the inclusion of TiVo product revenue for the three and nine months ended September 30, 2020, respectively, partially offset by a decrease in royalty revenue from existing licensing arrangements. We anticipate Product revenue for 2020 will be higher than revenue for 2019 due principally to the additional product revenue from TiVo following the Mergers.

Operating expenses for the three months ended September 30, 2020 were $116.1 million, as compared to $45.7 million for the three months ended September 30, 2019, an increase of $70.4 million. Operating expenses for the nine months ended September 30, 2020 were $228.9 million, as compared to $139.4 million for the nine months ended September 30, 2019, an increase of $89.5 million. The increases were primarily due to the inclusion of TiVo Product expenses for the three and nine months ended September 30, 2020, respectively, increased headcount and personnel costs in Perceive, partially offset by lower legacy Xperi amortization expense due to certain intangible assets becoming fully amortized over the past twelve months.

Operating income in the three months ended September 30, 2020 was $6.4 million compared to operating income of $0.4 million in the three months ended September 30, 2019, with the variance due to the reasons stated above.

Operating income for the nine months ended September 30, 2020 was $13.7 million compared to operating income of $12.6 million in the nine months ended September 30, 2019, with the variance due to the reasons stated above.

IP Licensing Segment

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total revenue	$80,245	$11,839	$215,475	$37,523
Operating expenses:
Total cost of revenue	189	—	189	—
Research, development and other related costs	8,881	5,826	22,086	16,729
Litigation	7,580	989	12,815	2,719
Depreciation	287	334	1,031	1,038
Amortization	23,083	2,964	34,644	9,373
Total operating expenses	40,020	10,113	70,765	29,859
Total operating income	$40,225	$1,726	$144,710	$7,664

IP Licensing revenue for the three months ended September 30, 2020 was $80.2 million as compared to $11.8 million for the three months ended September 30, 2019, an increase of $68.4 million. The increase was primarily attributable to the inclusion of TiVo IP Licensing revenue, partially offset by a decrease in revenue from IP Semiconductor licensing revenue.

IP Licensing revenue for the nine months ended September 30, 2020 was $215.5 million as compared to $37.5 million for the nine months ended September 30, 2019, an increase of $178.0 million. The increase was primarily attributable to the inclusion of TiVo IP Licensing revenue since the Mergers and IP Semiconductor agreements executed during the first two quarters of 2020, partially offset by a decrease in revenue from other IP Semiconductor license agreements.

We anticipate IP Licensing revenue for 2020 will be higher than revenue for 2019 due to the Mergers and the IP Semiconductor agreements entered into during the first two quarters of 2020.

Operating expenses for the three months ended September 30, 2020 were $40.0 million, as compared to $10.1 million for the three months ended September 30, 2019, an increase of $29.9 million. Operating expenses for the nine months ended September 30, 2020 were $70.8 million, as compared to $29.9 million for the nine months ended September 30, 2019, an increase of $40.9 million. The increases were primarily due to the inclusion of TiVo IP Licensing expenses for the three and nine months ended September 30, 2020, respectively, partially offset by lower legacy Xperi amortization expense due to certain intangible assets becoming fully amortized over the past twelve months.

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

Operating income for the three months ended September 30, 2020 was $40.2 million compared to operating income of $1.7 million for the three months ended September 30, 2019, with the variance due to the reasons stated above.

Operating income for the nine months ended September 30, 2020 was $144.7 million compared to operating income of $7.7 million for the nine months ended September 30, 2019, with the variance due to the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	September 30, 2020	December 31, 2019
Cash and cash equivalents	$115,725	$74,551
Short-term investments	87,258	46,926
Total cash, cash equivalents and short-term investments	$202,983	$121,477
Percentage of total assets	8%	12%

	Nine Months Ended
	September 30, 2020	September 30, 2019
Net cash from operating activities	$129,433	$104,214
Net cash from investing activities	$72,536	$(13,053)
Net cash from financing activities	$(161,553)	$(129,069)

Our primary sources of liquidity and capital resources are our operating cash flows and our investment portfolio. Cash, cash equivalents and short-term investments were $203.0 million at September 30, 2020, an increase of $81.5 million from $121.5 million at December 31, 2019. This increase resulted primarily from $129.4 million in cash generated from operations, $1,010.3 million in net long-term debt proceeds received, and $117.4 million in cash acquired from TiVo as a result of the Mergers, which was partially offset by $25.6 million in dividends paid, $59.3 million in repurchases of common stock and $1,091.7 million in repayment of combined legacy indebtedness and the 2020 Term B Loan Facility. Cash and cash equivalents totaled $115.7 million at September 30, 2020, an increase of $41.1 million from $74.6 million at December 31, 2019.

Cash flows provided by operations were $129.4 million for the nine months ended September 30, 2020, primarily due to our net loss of $34.8 million being adjusted for non-cash items of depreciation of $11.8 million, amortization of intangible assets of $105.4 million, stock-based compensation expense of $26.6 million, loss on debt extinguishment of $8.3 million and $31.6 million in changes in operating assets and liabilities. These increases were partially offset by a reduction of $28.2 million in deferred income taxes.

Cash flows provided by operations were $104.2 million for the nine months ended September 30, 2019, primarily due to our net loss of $47.6 million being adjusted for non-cash items of depreciation of $5.1 million, amortization of intangible assets of

$75.9 million, stock-based compensation expense of $22.8 million and $89.6 million in changes in operating assets and liabilities. These increases were partially offset by a reduction of $43.1 million in deferred income taxes.

Net cash provided by investing activities was $72.5 million for the nine months ended September 30, 2020, primarily related to maturities and sales of securities of $26.9 million and net cash acquired in the Mergers of $117.4 million, partially offset by purchases of short-term investments of $68.1 million and capital expenditures of $3.0 million.

Net cash used in investing activities was $13.1 million for the nine months ended September 30, 2019, primarily related to the purchases of short-term available-for-sales securities of $34.5 million and $8.0 million in capital expenditures partially offset by maturities and sales of securities of $29.3 million.

Net cash used in financing activities was $161.6 million for the nine months ended September 30, 2020 principally due to $1,091.7 million in repayment of indebtedness, $25.6 million in dividends paid, and $59.3 million in repurchases of common stock, partially offset by $1,010.3 million in net long-term debt proceeds and $4.8 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

Net cash used in financing activities was $129.1 million for the nine months ended September 30, 2019 principally due to $100.0 million in a partial pay-down of debt principal, $29.6 million in dividends paid and $4.3 million in repurchases of common stock, partially offset by $6.0 million in proceeds due to the issuance of common stock under our employee stock option programs and employee stock purchase plans.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities including corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. We invest excess cash predominantly in high-quality investment grade debt securities with less than three years to maturity. Our marketable debt securities are classified as available-for-sale (“AFS”) with credit losses recognized as a credit loss expense and non-credit related unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income or loss. The fair values for our securities are determined based on quoted market prices as of the valuation date or observable prices for similar assets.

For AFS debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive income or loss. For the three and nine months ended September 30, 2020, we did not recognize a provision for credit loss expense related to our AFS debt securities. For the three and nine months ended September 30, 2019, we did not record any impairment charges related to our AFS debt securities.

On December 1, 2016, we entered into a Credit Agreement with Royal Bank of Canada (“RBC”) which provided for a $600.0 million seven-year term B loan facility. The Term B Loan Facility was scheduled to mature on November 30, 2023. During 2019 we made three voluntary principal payments totaling $150.0 million, and upon consummation of the Mergers on June 1, 2020, we repaid the full remaining balance of $344.0 million under the Credit Agreement. In addition, upon consummation of the Mergers on June 1, 2020, we repaid $734.6 million of assumed TiVo debt with the proceeds from a new borrowing of $1,050 million discussed below.

On June 1, 2020, in connection with the consummation of the Mergers, we entered into a Credit Agreement (the “2020 Credit Agreement”) by and among us, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The 2020 Credit Agreement provides for a five-year senior secured term loan B facility in an aggregate principal amount of $1,050 million (the “2020 Term B Loan Facility”). The interest rate applicable to loans outstanding under the 2020 Term B Loan Facility is equal to, at our option, either (i) a base rate plus a margin of 3.00% per annum or (ii) LIBOR plus a margin of 4.00% per annum. Commencing on September 30, 2020, the 2020 Term B Loan Facility will amortize in quarterly installments equal to (i) with respect to repayments occurring on or prior to June 1, 2023, 1.25% of the original principal amount of the 2020 Term B Loan Facility and (ii) with respect to repayments occurring after June 1, 2023 and prior to June 1, 2025, 1.875% of the original principal amount of the 2020 Term B Loan Facility, with the balance payable on the maturity date of the 2020 Term B Loan Facility (in each case subject to adjustment for prepayments). The 2020 Term B Loan Facility will mature on June

1, 2025. Upon the closing of the 2020 Credit Agreement, we borrowed $1,050 million under the 2020 Term B Loan Facility. Net proceeds were used on June 1, 2020, together with cash and cash equivalents, to repay existing indebtedness of the combined Company, including the aforementioned Term B Loan Facility with RBC. On September 30, 2020, we made the first required principal payment of $13.1 million.

At September 30, 2020, $1,036.9 million was outstanding under the 2020 Term B Loan Facility with an interest rate, including amortization of debt issuance costs, of 5.1%. Interest is payable monthly and nominal principal payments are due quarterly effective September 2020. We have future minimum principal payments for our debt of $52.5 million annually through 2022, then $72.2 million and $78.8 million in 2023 and 2024, respectively, with the remaining principal balance due in 2025. We are obligated to pay a portion of excess cash flow on an annual basis beginning March 31, 2022 based on certain ratios and our excess cash flow generated for the immediately preceding fiscal year.  The 2020 Term B Loan Facility contains customary covenants, and as of September 30, 2020 we were in full compliance with such covenants.

In August 2007, Xperi’s Board of Directors authorized a plan to repurchase Xperi’s outstanding shares of common stock dependent on market conditions, share price and other factors. This authorization was terminated upon closing of the Mergers. On June 12, 2020, our Board of Directors authorized a new stock repurchase program (the “new plan”) providing for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. Since the inception of the plan, and through September 30, 2020, we have repurchased approximately 3.9 million shares of common stock at a total cost of $50.1 million at an average price of $12.81. During the three months ended September 30, 2020, our repurchases totaled $35.1 million. As of September 30, 2020, the total remaining amount available for repurchase was $99.9 million. We may continue to execute authorized repurchases from time to time under the new plan.

In October 2020, our Board of Directors authorized payment of a quarterly dividend of $0.05 per share, to be paid in December 2020. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments.

From 2017 through the third quarter of 2020, we generated approximately $580 million of cash flows from operating activities. While we expect to continue to generate cash flows from operating activities for the remainder of 2020, the COVID-19 pandemic presents significant uncertainties to the level of such cash flows as compared to prior years and as compared to our previous forecasts. Additionally, one-time costs in connection with the Mergers, subsequent integration of the two legacy businesses and transaction costs relating to the contemplated separation of the two businesses will impact operating cash flow for the duration of 2020. Currently a significant portion of our anticipated revenue for 2020 is derived from fixed-fee and minimum-guarantee arrangements, primarily from large, well-capitalized customers which we believe somewhat mitigates the risks to our business. We have taken actions to manage cash flows by reducing discretionary spending and other variable costs, delaying employee hiring, and closely monitoring receivables and payables.

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

Contractual Cash Obligations

For information about our contractual obligations, see “Contractual Cash Obligations” in Part I, Item 2 of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020. Other than the $13.1 million principal payment on the 2020 Term B Loan Facility in September 2020, our contractual obligations have not changed materially since June 30, 2020.

As of September 30, 2020, we had accrued $99.7 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which includes $2.2 million of accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. If we are successful in receiving our South Korean withholding tax refund of $109.7 million, net of interest income and foreign exchange loss, then $62.8 million of unrecognized tax benefit would be payable to the U.S. tax authorities.

See “Note 15 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for additional detail.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies are detailed in “Note 2 – Summary of Significant Accounting Policies” in the Form 10-K for the year ended December 31, 2019. Certain updates to our revenue recognition policy as a result of the Mergers are provided in “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements. See “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Other than described below, management believes that there have been no significant changes to the quantitative and qualitative disclosures about market risk as compared to those disclosed in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Interest Rate Risk from Variable Rate Indebtedness

As of September 30, 2020, we had $1,037 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes.  At September 30, 2020, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $10.4 million.  Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

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

Change in Internal Control over Financial Reporting

On June 1, 2020, we completed our Mergers with TiVo and have implemented new processes and internal controls to assist us in the preparation and disclosure of financial information. Given the significance of the TiVo acquisition and the complexity of its systems and business processes, we intend to exclude the acquired TiVo business from our assessment and report on internal control over financial reporting for the year ending December 31, 2020. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during our most recently completed fiscal quarter that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Merger Litigation

On May 15, 2020, a lawsuit was filed by a purported stockholder of Xperi in connection with the merger between TiVo and Xperi.  The lawsuit was brought as a putative class action and is captioned Local 464A United Food and Commercial Workers Union Pension Fund v. Darcy Antonellis, et al., No. 2020-0376-JRS (Del. Ch. filed May 15, 2020).  The complaint names as defendants the Xperi Board members.  The complaint alleges breaches of fiduciary duty against the Xperi Board members for failing to properly consider and disclose the non-binding proposal from Metis Ventures LLC to acquire all of the outstanding equity of Xperi for cash, violating their continuing fiduciary duty to evaluate the TiVo merger in light of the COVID-19 pandemic, and failing to adequately disclose material facts germane to the vote on the proposed merger between TiVo and Xperi.  On June 29, 2020, the Court granted the plaintiff's motion for leave to supplement the complaint; the supplement contained additional allegations regarding the failure to disclose material information.  The complaint seeks a judgment declaring that the Xperi Board members breached their fiduciary duties, awarding equitable relief that deprives the Xperi Board members of all benefits they would realize as a result of the merger between TiVo and Xperi, awarding class damages, awarding plaintiff's attorneys’ fees, expenses, and costs, and awarding any further relief the court deems just and proper.  On September 11, 2020, the Court granted the plaintiff’s and Xperi’s stipulation to dismiss the complaint.

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

In the third ITC investigation, the Administrative Law Judge issued her Final Initial Determination in which she found that Comcast’s X1 platform infringes two Rovi patents and recommended the issuance of a limited exclusion order and cease and desist order. On October 13, 2020, the ITC issued its notice of its decision to review in part the Final Initial Determination and requesting written submissions on various issues.  The ITC determined to review certain issues.  The ITC’s Final Determination is currently due on November 30, 2020.

All of the pending district court cases that Rovi has filed against Comcast are stayed pending either (a) the final outcomes in their corresponding ITC cases, or (b) final rulings (including all available appeals) of pending IPRs, with one exception being that one case is proceeding with respect to a single patent.  A trial date has not been set yet in that case.

On November 9, 2020, we announced that we entered into a license agreement with Comcast. In connection with the license agreement, the parties settled all outstanding litigation. This matter is now concluded.

Videotron Patent Infringement Litigation

On June 23, 2017, Rovi Guides, Inc. and TiVo Solutions Inc. (together, “TiVo”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents.  Videotron was a prior licensee under the Rovi patent portfolio.  The first week of trial on four patents was held the week of March 9, 2020.  The Federal Court of Canada closed due to COVID-19 on March 16, 2020, and the trial was temporarily stayed.  The trial resumed on May 25, 2020, conducted remotely by video, and concluded on June 17, 2020.  The parties filed their written closing submissions on September 30, 2020.  The closing oral arguments are now scheduled for January 20-22, 2021.  There is no set date for the court to issue its verdict.

Bell and Telus Patent Infringement Litigation

On January 19, 2018, TiVo filed a patent infringement complaint against Bell Canada (and four of its affiliates) in Toronto, Canada, alleging infringement of six patents.  On February 2, 2018, TiVo filed a patent infringement complaint against Telus Corporation (and two of its affiliates) in Toronto, Canada, alleging infringement of the same six patents.  Bell Canada and Telus were previously indirectly licensed to some of Rovi’s patents through a prior agreement between Rovi and one of their suppliers.  The Bell and Telus cases are being heard together for purposes of pre-trial and trial proceedings.  On August 27, 2019, the court issued an order bifurcating the liability phase from the damages phase of the case.  There is no set trial date or procedural schedule for the damages phase of the cases.  The liability and injunction trial on four patents was held from July 13 – August 6, 2020.  The written closing submissions are due November 30, 2020 and the closing oral arguments are scheduled for January 14 – 15, 2021.  There is no set date for the court to issue its verdict.

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

In September 2020, the Patent Trial and Appeal Board (“PTAB”) instituted IPRs of several patents-in-suit.  The parties stipulated to an order staying the litigation pending resolution of the IPR proceedings, and to dismissal of claims relating to the two patents.  For the remaining IPRs, oral arguments are scheduled for June 2021, and final decisions are expected in September 2021.

Item 1A. Risk Factors

Other than described below, management believes that there have been no significant changes to the risk factors disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, which risk factors are incorporated by reference herein.

Our business and results of operations have been, and are expected to continue to be, impacted by the global COVID-19 pandemic.

Our business and results of operations have been adversely affected by the global COVID-19 pandemic and related events and we expect its impact to continue.  Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our businesses, and there is no guarantee that we will be able to address its adverse impacts fully or effectively.  The impact to date has included periods of significant volatility in various markets and industries. The volatility has had, and we anticipate it will continue to have, an adverse effect on our customers and on our business, financial condition and results of operations, and may result in an impairment of our long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies. In particular, the automotive market, as well as the broad consumer electronics industries, have been and we anticipate will continue to be impacted by the pandemic and/or other events beyond our control, and further volatility could have an additional negative impact on these industries, customers, and our business. For example, we anticipate approximately a 20% decline in our royalty revenue in 2020 from our products sold to the automotive market, such as HD Radio, as compared to the prior year. In addition, the COVID-19 pandemic may impact the financial conditions of our customers who may not be able to satisfy their obligations under our agreements timely or at all.  For example, we recorded, in the first quarter of 2020, an incremental provision for credit losses of approximately $2.0 million due to heightened risk of nonpayment on existing accounts receivable as a result of the impaired financial condition and liquidity positions of certain of our customers.

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

The extent of impacts resulting from the COVID-19 pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the pandemic and actions taken to contain the coronavirus or its impact, among others. While some states and counties, including Santa Clara county where our headquarters is located, have announced a schedule to allow more businesses to reopen, we cannot predict when and to what extent business activities will resume, and there is no guarantee that these states and counties will not re-impose restrictions and closures if the pandemic cannot be brought under control, particularly in light of the recent global upswing in cases as the Northern Hemisphere enters the colder months.  Even after the pandemic has subsided and economic activities gradually reopen and increase, we may continue to experience material and adverse impacts to our business, operating results, and financial condition as a result of the pandemic’s lasting global economic impact, including any recession that has occurred or may occur in the future. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our applicable business, operations or the global economy.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

(Shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (a)
2020
July	-	$-	-
August	724	13.82	724
September	2,108	11.90	2,108
Total	2,832	$12.39	2,832	$99.9 million

(a) Calculated as of September 30, 2020. On June 12, 2020, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $150 million of the Company's common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. The program may be discontinued or amended at any time and has no specified expiration date. All repurchases in the three months ended September 30, 2020 were made under this plan.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1	Form of Severance Agreement, dated September 29, 2020, between the Company and each of Robert Andersen, Geir Skaaden, Paul Davis, Matthew Milne, and Michael Hawkey.

10.2	Form of Change in Control Severance Agreement, dated as of September 29, 2020, between the Company and each of Robert Andersen, Geir Skaaden, Paul Davis, Matthew Milne, and Michael Hawkey.

10.3	Amendment to Employment and Severance Agreement between Xperi Corporation and Jon Kirchner dated April 28, 2017, effective as of September 29, 2020.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

Dated: November 9, 2020

XPERI HOLDING CORPORATION

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer