Form 10-Q
period 2021-03-31
Xperi Holding Corp
filed 2021-05-05
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the registrant’s common stock as of April 23, 2021 was 104,906,671.

XPERI HOLDING CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue:
Licensing, services and software	$218,405	$117,487
Hardware	3,191	178
Total revenue	221,596	117,665
Operating expenses:
Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets	21,416	1,540
Cost of hardware revenue, excluding depreciation and amortization of intangible assets	6,716	44
Research, development and other related costs	55,223	28,607
Selling, general and administrative	67,430	36,606
Depreciation expense	5,684	1,729
Amortization expense	52,195	22,509
Litigation expense	2,533	2,103
Total operating expenses	211,197	93,138
Operating income	10,399	24,527
Interest expense	(11,313)	(4,251)
Other income and expense, net	1,425	565
Income before taxes	511	20,841
Provision for (benefit from) income taxes	(4,015)	2,056
Net income	$4,526	$18,785
Less: net loss attributable to noncontrolling interest	(761)	(551)
Net income attributable to the Company	$5,287	$19,336
Income per share attributable to the Company:
Basic	$0.05	$0.39
Diluted	$0.05	$0.39

Weighted average number of shares used in per share calculations-basic	104,940	49,945
Weighted average number of shares used in per share calculations-diluted	107,776	50,199

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income	$4,526	$18,785
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(1,045)	—
Net unrealized loss on available-for-sale debt securities	(34)	(274)
Other comprehensive loss, net of tax	(1,079)	(274)
Comprehensive income	3,447	18,511
Less: comprehensive loss attributable to noncontrolling interest	(761)	(551)
Comprehensive income attributable to the Company	$4,208	$19,062

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$134,759	$170,188
Available-for-sale debt securities	102,145	86,947
Accounts receivable, net of allowance for credit losses of $4,038 and $7,336, respectively	122,465	115,975
Unbilled contracts receivable, net of allowance for credit losses of $2,884 and $2,231, respectively	128,758	132,431
Other current assets	57,526	40,763
Total current assets	545,653	546,304
Long-term unbilled contracts receivable	8,016	6,761
Property and equipment, net	59,211	63,207
Operating lease right-of-use assets	75,429	80,226
Intangible assets, net	951,996	1,004,379
Goodwill	847,029	847,029
Other long-term assets	147,578	153,270
Total assets	$2,634,912	$2,701,176
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$24,474	$13,045
Accrued legal fees	3,618	5,783
Accrued liabilities	83,447	129,035
Current portion of long-term debt, net	43,825	43,689
Deferred revenue	32,528	33,119
Total current liabilities	187,892	224,671
Deferred revenue, less current portion	37,880	39,775
Long-term deferred tax liabilities	25,794	24,754
Long-term debt, net	784,666	795,661
Noncurrent operating lease liabilities	61,467	66,243
Other long-term liabilities	100,336	98,953
Total liabilities	1,198,035	1,250,057
Commitments and contingencies (Note 15)
Company stockholders’ equity:
Preferred stock: $0.001 par value; (2021: authorized 15,000 shares; 2020: authorized 15,000 shares; and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2021: authorized 350,000 shares, issued 111,700 shares, outstanding 104,875 shares; 2020: authorized 350,000 shares, issued 110,182, outstanding 104,775 shares)	112	110
Additional paid-in capital	1,288,400	1,268,471
Treasury stock at cost (2021: 6,825 shares; 2020: 5,407 shares)	(109,577)	(77,218)
Accumulated other comprehensive income	185	1,264
Retained earnings	264,273	264,250
Total Company stockholders’ equity	1,443,393	1,456,877
Noncontrolling interest	(6,516)	(5,758)
Total equity	1,436,877	1,451,119
Total liabilities and equity	$2,634,912	$2,701,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income	$4,526	$18,785
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment	5,684	1,729
Amortization of intangible assets	52,195	22,509
Stock-based compensation expense	13,219	7,987
Deferred income taxes	666	(2,064)
Other	3,217	3,298
Changes in operating assets and liabilities:
Accounts receivable	(7,632)	(8,318)
Unbilled contracts receivable	2,295	(6,022)
Other assets	(10,697)	(739)
Accounts payable	11,429	(760)
Accrued and other liabilities	(45,687)	(5,212)
Deferred revenue	(2,486)	1,451
Net cash from operating activities	26,729	32,644
Cash flows from investing activities:
Purchases of property and equipment	(1,772)	(688)
Proceeds from sale of property and equipment	5	—
Purchases of intangible assets	(36)	—
Purchases of short-term investments	(42,505)	—
Proceeds from sales of investments	16,921	3,345
Proceeds from maturities of investments	10,000	8,500
Net cash from investing activities	(17,387)	11,157
Cash flows from financing activities:
Dividend paid	(5,264)	(10,036)
Repayment of debt	(13,125)	—
Proceeds from employee stock purchase program and exercise of stock options	6,715	3,233
Repurchases of common stock	(32,359)	(3,144)
Net cash from financing activities	(44,033)	(9,947)
Effect of exchange rate changes on cash and cash equivalents	(738)	—
Net increase (decrease) in cash and cash equivalents	(35,429)	33,854
Cash and cash equivalents at beginning of period	170,188	74,551
Cash and cash equivalents at end of period	$134,759	$108,405
Supplemental disclosure of cash flow information:
Interest paid	$9,015	$3,637
Income taxes paid, net of refunds	$5,921	$5,637

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended March 31, 2021	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at January 1, 2021	104,775	$110	$1,268,471	5,407	$(77,218)	$1,264	$264,250	$(5,758)	$1,451,119
Issuance of subsidiary shares to noncontrolling interest	—	—	(3)	—	—	—	—	3	—
Net income (loss)	—	—	—	—	—	—	5,287	(761)	4,526
Other comprehensive loss	—	—	—	—	—	(1,079)	—	—	(1,079)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,264)	—	(5,264)
Issuance of common stock in connection with exercise of stock options	12	—	228	—	—	—	—	—	228
Issuance of common stock in connection with employee stock purchase plan	633	1	6,485	—	—	—	—	—	6,486
Issuance of restricted stock, net of shares canceled	873	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(347)	—	—	347	(7,352)	—	—	—	(7,352)
Repurchases of common stock	(1,071)	—	—	1,071	(25,007)	—	—	—	(25,007)
Stock-based compensation expense	—	—	13,219	—	—	—	—	—	13,219
Balance at March 31, 2021	104,875	$112	$1,288,400	6,825	$(109,577)	$185	$264,273	$(6,516)	$1,436,877

	Total Company Stockholders' Equity
Three Months Ended March 31, 2020	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total Equity
Balance at January 1, 2020	49,620	$64	$768,284	14,002	$(368,701)	$(53)	$148,317	$(2,811)	$545,100
Issuance of subsidiary shares to noncontrolling interest	—	—	(3)	—	—	—	—	3	—
Net income (loss)	—	—	—	—	—	—	19,336	(551)	18,785
Other comprehensive loss	—	—	—	—	—	(274)	—	—	(274)
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(10,036)	—	(10,036)
Issuance of common stock in connection with employee stock purchase plan	236	—	3,232	—	—	—	—	—	3,232
Issuance of restricted stock, net of shares canceled	858	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(184)	—	—	184	(3,144)	—	—	—	(3,144)
Stock-based compensation expense	—	—	7,987	—	—	—	—	—	7,987
Balance at March 31, 2020	50,530	$65	$779,500	14,186	$(371,845)	$(327)	$157,617	$(3,359)	$561,651

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) for interim financial information. The amounts as of December 31, 2020 have been derived from the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2020, included in the Form 10-K.

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or any future period and the Company makes no representations related thereto.

In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of March 31, 2021, the Company’s ownership interest in Perceive was approximately 81%. The operating results of Perceive have been consolidated in the Company’s condensed consolidated financial statements for all periods presented.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2021, as compared to the significant accounting policies described in the Form 10-K.

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

Recently Adopted Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The purpose of the update is to reduce the complexity pertaining to certain areas in accounting for income taxes. Key amendments from ASU 2019-12 include, but are not limited to, the accounting for hybrid tax regimes, step-up in tax basis for goodwill in non-business combination transactions, intraperiod tax allocation exception to the incremental approach, and interim period accounting for enacted changes in tax law. The Company adopted the new standard prospectively on January 1, 2021. The adoption did not have an impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides further clarification on the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. The Company currently has debt agreements that reference LIBOR and will apply the amendments prospectively through December 31, 2022 as these contracts are modified to reference other rates.

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

License Agreements

The Company operates in two business segments. In its Product segment, the Company licenses its audio, digital radio, imaging, edge-based machine learning and multi-channel video user experience (“UX”) solutions. Within this segment, the Company groups its business into three categories based on the products delivered and customers served: Consumer Experience, Connected Car, and Pay-TV. In its IP Licensing segment, the Company licenses (i) its media patent portfolios (“Media IP licensing”) to multichannel video programming distributors, over-the-top video service providers, consumer electronics manufacturers, social media, and other new media companies and (ii) its semiconductor technologies and associated patent portfolios (“Semiconductor IP licensing”) to memory, sensors, radio frequency (“RF”) component, and foundry companies.

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

The transaction price allocated to the DVR and non-DVR is recognized as revenue upon shipment to the customer and the transaction price allocated to the TiVo service is recognized as revenue ratably over the service period. Subscription revenue from lifetime subscriptions are recognized ratably over the estimated useful life of the DVR or non-DVR associated with the subscription. The estimated useful life for a DVR and non-DVR depends on a number of assumptions, including but not limited to, customer retention rates, the timing of new product introductions and historical experience. The Company periodically reassesses the estimated useful life of DVRs and non-DVRs. When the actual useful life of a DVR or a non-DVR materially differs from the Company's estimate, the estimated useful life of the DVR or non-DVR is adjusted, which could result in the recognition of revenue over a longer or shorter period of time.

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

Revenue Details

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by product category/end market and geographic location (presented in “Note 16 - Segment and Geographic Information”). This information includes revenue recognized from contracts with customers and revenue from other sources, including past royalty revenues.

Revenue disaggregated by product category/end market was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Consumer Experience	$51,254	$38,751
Pay-TV	52,341	—
Connected Car	19,987	17,191
Product revenue	$123,582	$55,942
IP Licensing revenue	98,014	61,723
Total revenue	$221,596	$117,665

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

	March 31, 2021	December 31, 2020
Unbilled contracts receivable	$128,758	$132,431
Other current assets	1,178	1,208
Long-term unbilled contracts receivable	8,016	6,761
Other long-term assets	2,785	2,591
Total contract assets	$140,737	$142,991

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

The Company’s long-term unbilled contracts receivable is derived from fixed-fee or minimum-guarantee arrangements, primarily with large well-capitalized companies. It is generally considered to be of high credit quality due to past collection history and the nature of the customers.

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
	Accounts Receivable		Unbilled Contracts Receivable	Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$7,336		$2,231	$566	$—
Provision for credit losses	1,142		123	2,213	—
Recoveries/charged-off/other adjustments	(4,440)	(1)	530	(269)	—
Balance at end of period	$4,038		$2,884	$2,510	$—

(1) The charge off of accounts receivable in the first quarter of 2021 was primarily related to a customer whose account had been substantially reserved for credit losses in 2020 due to deteriorating financial condition and delinquent payment history.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$10,712	$50
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements)*	$19,863	$47,511

*True ups represent the differences between the Company’s quarterly estimates of per-unit royalty revenue and actual production/sales-based royalties reported by licensees in the following period. Licensee reporting adjustments represent corrections or revisions to previously reported per-unit royalties by licensees, generally resulting from the Company’s inquiries or compliance audits. Settlements represent resolutions of litigation during the period for past royalties owed pursuant to expired or terminated IP license agreements.

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

	As of
	March 31, 2021	December 31, 2020
Revenue from contracts with performance obligations expected to be satisfied in:
2021 (remaining 9 months)	$121,720	$152,008
2022	119,848	102,764
2023	107,677	91,636
2024	87,695	77,989
2025	84,232	76,028
Thereafter	12,668	429
Total	$533,840	$500,854

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Income tax receivable	$19,865	$4,654
Prepaid expenses	22,376	20,393
Inventory*	8,603	9,819
Other	6,682	5,897
	$57,526	$40,763

*All inventory is finished goods.

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Equipment, furniture and other	$62,492	$61,573
Building and improvements	18,309	18,309
Land	5,300	5,300
Leasehold improvements	25,751	25,776
	111,852	110,958
Less: accumulated depreciation and amortization	(52,641)	(47,751)
	$59,211	$63,207

Other long-term assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Non-current income tax receivable	$116,805	$122,993
Long-term deferred tax assets	7,416	7,042
Other assets	23,357	23,235
	$147,578	$153,270

Accrued liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Employee compensation and benefits	$24,062	$55,449
Accrued expenses	24,687	24,809
Current portion of operating lease liabilities	16,919	17,893
Accrued severance	4,560	5,332
Third-party royalties	4,708	5,906
Other	8,511	19,646
	$83,447	$129,035

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Long-term income tax payable	$95,954	$94,397
Other	4,382	4,556
	$100,336	$98,953

Accumulated other comprehensive income consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Foreign currency translation adjustment, net of tax	$300	$1,345
Unrealized loss on available-for-sale debt securities, net of tax	(115)	(81)
	$185	$1,264

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

The following is a summary of marketable securities at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$64,768	$2	$(46)	$—	$64,724
Commercial paper	37,428	—	(7)	—	37,421
Total debt securities	102,196	2	(53)	—	102,145
Money market funds	5,049	—	—	—	5,049
Total equity securities	5,049	—	—	—	5,049
Total marketable securities	$107,245	$2	$(53)	$—	$107,194
Reported in:
Cash and cash equivalents					$5,049
Available-for-sale debt securities					102,145
Total marketable securities					$107,194

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$69,973	$29	$(42)	$—	$69,960
Commercial paper	15,991	—	(4)	—	15,987
Treasury and agency notes and bills	32,299	—	—	—	32,299
Total debt securities	118,263	29	(46)	—	118,246
Money market funds	3,849	—	—	—	3,849
Total equity securities	3,849	—	—	—	3,849
Total marketable securities	$122,112	$29	$(46)	$—	$122,095
Reported in:
Cash and cash equivalents					$35,148
Available-for-sale debt securities					86,947
Total marketable securities					$122,095

At March 31, 2021 and December 31, 2020, the Company had $236.9 million and $257.1 million, respectively, in cash, cash equivalents and short-term investments. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balance of $129.7 million and $135.0 million at March 31, 2021 and December 31, 2020, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not material during the three months ended March 31, 2021 and 2020, respectively.

Unrealized losses on AFS debt securities were $0.1 million and $0.1 million, net of tax, as of March 31, 2021 and December 31, 2020, respectively. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. In addition, the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the debt securities and it is more-likely-than-not that it will not be required to sell the investments before recovery of their amortized cost bases. The Company did not recognize a provision for credit losses related to its AFS debt securities for the three months ended March 31, 2021 and 2020, respectively.

The following table summarizes the fair value and gross unrealized losses related to individual AFS debt securities at March 31, 2021 and December 31, 2020, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total
March 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$55,403	$(46)	$—	$—	$55,403	$(46)
Commercial paper	32,422	(7)	—	—	32,422	(7)
Total	$87,825	$(53)	$—	$—	$87,825	$(53)

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$53,137	$(42)	$—	$—	$53,137	$(42)
Commercial paper	12,988	(4)	—	—	12,988	(4)
Total	$66,125	$(46)	$—	$—	$66,125	$(46)

The estimated fair value of marketable debt securities by contractual maturity at March 31, 2021 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Estimated Fair Value
Due in one year or less	$71,590
Due in one to two years	30,555
Total	$102,145

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

Upon merging with TiVo on June 1, 2020, the Company assumed certain investments in non-marketable equity securities. As of March 31, 2021, other long-term assets included equity securities accounted for under the equity method with a carrying amount of $4.3 million and equity securities without a readily determinable fair value with a carrying amount of $0.1 million, respectively. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the three months ended March 31, 2021. The Company had no investments in non-marketable equity securities prior to June 1, 2020.

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2020 and March 31, 2021.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of March 31, 2021 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$5,049	$5,049	$—	$—
Commercial paper - debt securities (2)	37,421	—	37,421	—
Corporate bonds and notes - debt securities (2)	64,724	—	64,724	—
Total Assets	$107,194	$5,049	$102,145	$—

(1)	Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)	Reported as AFS debt securities in the Condensed Consolidated Balance Sheet.

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
(3)

Reported as cash and cash equivalents if purchased with an original maturity of three months or less at the date of purchase; otherwise reported as AFS debt securities in the Condensed Consolidated Balance Sheet.

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2020 Term B Loan Facility (1)	$828,443	$828,443	$839,302	$842,579
2021 Convertible Notes	48	48	48	48
Total long-term debt, net	$828,491	$828,491	$839,350	$842,627
(1)

Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $32.2 million and $34.4 million as of March 31, 2021 and December 31, 2020, respectively. See “Note 9 – Debt” for additional information.

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

Based on an evaluation of the provisions of ASC 805, “Business Combinations,” Xperi was determined to be the accounting acquirer in the Mergers. The Company has applied the acquisition method of accounting that requires, among other things, that identifiable assets acquired and liabilities assumed generally be recognized on the balance sheet at fair value as of the acquisition date. During the three months ended March 31, 2021, no measurement period adjustments were made. The Company expects to complete the final allocation of the purchase price as soon as practicable, but no later than one year from the date of the Mergers.

The Company is currently contemplating and may pursue, subject to any required regulatory approvals, a separation of the Company’s product business and IP licensing business through a tax-efficient transaction, resulting in two independent, publicly traded companies. The Company is currently evaluating the optimal timing of the contemplated business separation.

Transaction and Severance Costs

In connection with the Mergers, the Company has incurred to date significant one-time expenses such as transaction and integration related costs (e.g. bankers fees, legal fees, consultant fees, etc.), lease impairment charges due to facilities consolidation, severance and retention costs (including stock-based compensation expense resulting from the contractually-required acceleration of equity instruments for departing executives). Total transaction and integration related costs were $0.3 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively. Post-merger severance and retention costs amounted to $4.5 million for the three months ended March 31, 2021. The Company expects to incur additional expenses for integration, severance and retention, and the impairment of right-of-use assets due to facilities consolidation in future quarters.

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The Company's reporting units include the Product segment and the IP Licensing segment. Of the carrying value of goodwill, approximately $523.8 million was allocated to the Product segment and approximately $323.2 million was allocated to the IP Licensing segment as of each of March 31, 2021 and December 31, 2020.

Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	March 31, 2021			December 31, 2020
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-15	$659,085	$(181,967)	$477,118	$659,085	$(167,916)	$491,169
Existing technology / content database	5-10	248,068	(179,019)	69,049	248,110	(169,326)	78,784
Customer contracts and related relationships	3-9	649,997	(283,368)	366,629	650,171	(256,199)	393,972
Trademarks/trade name	4-10	40,083	(22,283)	17,800	40,083	(21,029)	19,054
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total finite-lived intangible assets		1,599,464	(668,868)	930,596	1,599,680	(616,701)	982,979
Indefinite-lived intangible assets
TiVo Tradename/trademarks	N/A	21,400	—	21,400	21,400	—	21,400
Total intangible assets		$1,620,864	$(668,868)	$951,996	$1,621,080	$(616,701)	$1,004,379

As of March 31, 2021, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

2021 (remaining 9 months)	$150,356
2022	154,089
2023	143,117
2024	104,205
2025	79,797
Thereafter	299,032
$930,596

NOTE 9 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	March 31, 2021	December 31, 2020
2020 Term B Loan Facility	$860,625	$873,750
2021 Convertible Notes	48	48
Unamortized debt discount and issuance costs	(32,182)	(34,448)
	828,491	839,350
Less: current portion, net of debt discount and issuance costs	(43,825)	(43,689)
Total long-term debt, net of current portion	$784,666	$795,661

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

The obligations under the 2020 Credit Agreement are guaranteed by Xperi, TiVo and certain other of the Company’s wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) pursuant to the Guaranty, dated as of June 1, 2020, among Xperi, TiVo, the other Guarantors party thereto and Bank of America, N.A., as administrative agent. The obligations under the 2020 Credit Agreement are secured by a lien on substantially all of the assets of the Company and the Guarantors pursuant to the Security Agreement, dated as of June 1, 2020, among the Company, Xperi, TiVo, the other pledgors party thereto and Bank of America, N.A., as collateral agent.

The 2020 Credit Agreement contains customary events of default, upon the occurrence of which, after any applicable grace period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement also contains customary representations and warranties and affirmative and negative covenants that, among other things, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. These covenants are subject to a number of limitations and exceptions set forth in the Credit Agreement. The Company was in compliance with all requirements as of March 31, 2021.

2018 Amended Term B Loan

On December 1, 2016, in connection with the consummation of the acquisition of DTS, the Company entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provided for a $600.0 million seven-year term B loan facility (the “Term B Loan Facility”) which would mature on November 30, 2023.

On January 23, 2018, the Company and the loan parties entered into an amendment to the Credit Agreement (the “Amendment”). In connection with the Amendment, the Company made a voluntary prepayment of $100.0 million of the term loan outstanding under the Credit Agreement using cash on hand. The Amendment provided for, among other things, a replacement of the outstanding initial term loan with the new tranche term B-1 loan in a principal amount of $494.0 million. On June 1, 2020, the entire remaining balance of $344.0 million was paid off by using the proceeds from the 2020 Term B Loan Facility in connection with the Mergers. As a result of the refinancing transaction, the Company recorded a loss on early extinguishment of debt of $8.3 million, which consisted of unamortized debt discount and issuance costs, in its Condensed Consolidated Statements of Operations during the second quarter of 2020.

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

Interest Expense and Expected Principal Payments

At March 31, 2021, $828.5 million in total debt was outstanding with an interest rate, including the amortization of debt discount and issuance costs, of 5.2%. There were also $32.2 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. Interest is payable monthly on the 2020 Term B Loan Facility. Interest expense was $11.3 million and $4.3 million for the three months ended March 31, 2021 and 2020, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $2.3 million and $0.6 million for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2021 (remaining 9 months)	$39,423
2022	52,500
2023	72,188
2024	78,750
2025	617,812
Total	$860,673

NOTE 10 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Denominator:
Weighted average shares of common stock outstanding	104,940	49,945
Less: shares of restricted stock subject to repurchase	—	—
Total common shares-basic	104,940	49,945
Effect of dilutive securities:
Options	32	3
Restricted stock awards and units	2,804	251
Total common shares-diluted	107,776	50,199

Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income per share is computed using the treasury stock method to calculate the weighted average number of shares of common stock and, if dilutive, potential common shares outstanding during the period. Potentially dilutive common shares include unvested restricted stock awards and units and incremental common shares issuable upon the exercise of stock options, less shares repurchased from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period.

For the three months ended March 31, 2021 and 2020, in the calculation of net income per share, 1.1 million and 2.1 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 11 – STOCKHOLDERS’ EQUITY

As described in Note 7, Xperi and TiVo completed the Mergers on June 1, 2020 to form Xperi Holding Corporation. Upon completion of the Mergers, each share of common stock of Xperi was converted into the right to receive one fully paid and non-assessable share of Company Common Stock. Further upon completion of the Mergers, each share of TiVo Common Stock was converted into the right to receive 0.455 fully paid and non-assessable shares of the Company Common Stock (the “Exchange Ratio”), in addition to cash in lieu of any fractional shares of the Company Common Stock. Following the Mergers,

Xperi Common Stock and TiVo Common Stock were delisted from Nasdaq. Since June 2, 2020, the shares of Company Common Stock have been listed for trading on Nasdaq under ticker symbol “XPER.”

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

As of March 31, 2021, there were 5.3 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2020	637	$29.59
Options granted	—	—
Options exercised	(12)	$19.58
Options canceled / forfeited / expired	(134)	$45.14
Balance at March 31, 2021	491	$25.55

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of March 31, 2021 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2020	5,662	1,061	6,723	$16.63
Awards and units granted	2,743	645	3,388	$23.72
Awards and units vested / earned	(873)	—	(873)	$20.89
Awards and units canceled / forfeited	(227)	(42)	(269)	$15.95
Balance at March 31, 2021	7,305	1,664	8,969	$18.91

Performance Awards and Units

Performance awards and units may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such performance awards and units are generally linked to one or more performance goals or certain market conditions determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and may range from zero to 200 percent of the grant. For performance awards subject to a market vesting condition (“market-based PSUs”), the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

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

As of March 31, 2021, there were 1.4 million shares reserved for grant under the Company’s 2020 ESPP.

Stock Repurchase Programs

Following the termination of Xperi’s prior stock repurchase program after the closing of the Mergers, on June 12, 2020 the Board of Directors (the “Board”) of the Company authorized a new stock repurchase program providing for the repurchase of up to $150.0 million of the Company's Common Stock dependent on market conditions, share prices and other factors. As of March 31, 2021, the Company has repurchased a total of approximately 6.0 million shares of common stock, since inception of the plan, at an average price of $15.87 per share for a total cost of $95.1 million. As of December 31, 2020, the Company had repurchased a total of approximately 4.9 million shares of common stock, since inception of the plan, at an average price of $14.25 per share for a total cost of $70.1 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2021, the total remaining amount available for repurchase was $54.9 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

The Company issues restricted stock units as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the condensed consolidated financial statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the three months ended March 31, 2021 and 2020, the Company withheld 0.3 million and 0.2 million shares of common stock to satisfy $7.4 million and $3.1 million of required withholding taxes, respectively.

NOTE 12 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three months ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Cost of licensing, services and software revenue	$323	$—
Research, development and other related costs	4,347	3,036
Selling, general and administrative	8,549	4,951
Total stock-based compensation expense	13,219	7,987
Tax effect on stock-based compensation expense	(154)	(1,000)
Net effect on net income	$13,065	$6,987

SBC expense categorized by various equity components for the three months ended March 31, 2021 and 2020 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Restricted stock awards and units	$11,929	$7,294
Employee stock purchase plan	1,271	690
Employee stock options	19	3
Total stock-based compensation expense	$13,219	$7,987

There were no options granted in the three months ended March 31, 2021 and 2020.

The following assumptions were used to value the restricted stock units subject to market conditions granted during the period:

	March 2021	July 2020*
Expected life (years)	3.0	3.0
Risk-free interest rate	0.3%	0.2%
Dividend yield	1.0%	1.4%
Expected volatility	47.9%	51.3%

*There were no market-based PSUs granted prior to July 2020.

ESPP grants occur in March and September.  Prior to the Mergers, the final ESPP grant under the legacy ESPP program was in February 2020. The following assumptions were used to value the ESPP shares for these grants:

	March 2021	September 2020	February 2020
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	0.1%	0.1%	1.4%
Dividend yield	1.2%	1.4%	4.0%
Expected volatility	52.0%	57.5%	45.8%

NOTE 13 – INCOME TAXES

For the three months ended March 31, 2021, the Company recorded an income tax benefit of $4.0 million on pretax income of $0.5 million, which resulted in an effective tax rate of (786.4)%. The income tax benefit for the three months ended March 31, 2021 was primarily related to foreign withholding taxes, U.S. federal base erosion and anti-abuse tax (“BEAT”) and unrealized foreign exchange loss from the prior year South Korea refund claims. The Company’s negative effective tax rate is based on the projected 2021 GAAP U.S. pretax loss and is significantly less than the 21% U.S. federal tax rate. The Company’s effective tax rate is the result of the most significant components of income tax expense, primarily driven by foreign withholding and BEAT. The computed negative effective tax rate is applied to the year-to-date U.S. profit resulting in an income tax benefit for the quarter ended March 31, 2021.

For the three months ended March 31, 2020, the Company recorded an income tax expense of $2.1 million on pretax income of $20.8 million, which resulted in an effective tax rate of 9.9%. The income tax expense for the three months ended March 31, 2020 was primarily related to tax expense from operating income, certain non-deductible expenses, shortfalls from stock-based compensation, an increase in valuation allowance against certain deferred tax assets, and unrealized foreign exchange losses from the prior year South Korea refund claim, offset by a deduction from foreign-derived intangible income and the release of unrecognized tax benefits due to a lapse in the statute of limitation.

As of March 31, 2021, gross unrecognized tax benefits increased $1.5 million to $228.7 million compared to $227.2 million as of December 31, 2020. This was included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $96.0 million would affect the effective tax rate if recognized. As of March 31, 2020, unrecognized tax benefits of $85.5 million were included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $81.6 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized interest and penalties related to unrecognized tax benefits of $0.6 million and an insignificant amount for the three months ended March 31, 2021 and 2020, respectively. Accrued interest and penalties were $3.1 million and $2.5 million as of March 31, 2021 and December 31, 2020, respectively.

As of March 31, 2021, the Company’s 2016 through 2020 tax years are generally open and subject to potential examination in one or more jurisdictions. Earlier tax years for the Company and its subsidiaries are also open in certain jurisdictions which are currently subject to examination. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company has submitted withholding tax refund claims with the South Korean authorities, and the final outcome is not anticipated to be settled within the next twelve months.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Fixed lease cost (1)	$5,466	$1,834
Variable lease cost	1,365	347
Less: sublease income	(2,188)	—
Total operating lease cost	$4,643	$2,181

(1) Includes short-term leases, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended,
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,555	$1,638
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$—	$—

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	5.0	5.1
Weighted-average discount rate:
Operating leases	5.2%	5.2%

Future minimum lease payments and related lease liabilities as of March 31, 2021 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2021 (remaining 9 months)	$15,818	$(4,598)	$11,220
2022	17,985	(6,117)	11,868
2023	16,492	(6,231)	10,261
2024	15,718	(6,293)	9,425
2025	14,635	(6,279)	8,356
Thereafter	8,796	(935)	7,861
Total lease payments	89,444	(30,453)	58,991
Less: imputed interest	(11,058)	—	(11,058)
Present value of lease liabilities:	$78,386	$(30,453)	$47,933

Less: current obligations under leases (accrued liabilities)	16,919
Noncurrent operating lease liabilities	$61,467

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

As of December 31, 2020, future minimum lease payments were as follows (in thousands):

	Operating Lease Payments	Sublease Income	Net Operating Lease Payments
2021	$21,825	$(6,257)	$15,568
2022	18,420	(6,117)	12,303
2023	16,776	(6,231)	10,545
2024	15,719	(6,293)	9,426
2025	14,635	(6,279)	8,356
Thereafter	8,966	(935)	8,031
Total lease payments	96,341	(32,112)	64,229
Less: imputed interest	(12,205)	—	(12,205)
Present value of lease liabilities:	$84,136	$(32,112)	$52,024

Less: current obligations under leases (accrued liabilities)	17,893
Noncurrent operating lease liabilities	$66,243

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of March 31, 2021, the Company’s total future unconditional purchase obligations were approximately $144.5 million. Additionally, under certain other contractual arrangements, the Company may be obligated to pay up to $2.2 million, a majority of which is expected to be paid by 2022, if certain milestones are achieved.

On December 31, 2019, TiVo entered into a contract requiring the Company to generate a minimum number of Qualified Referred Subscribers (as defined in the contract) over a 30 month period. In the event that the aggregate number of Qualified Referred Subscribers generated by the Company within the specified time period is less than the minimum guaranteed subscribers, the Company is required to pay an amount equal to the shortfall between the number of Qualified Referred Subscribers generated by the Company and the required minimum multiplied by a per Qualified Referred Subscribers fee, up to a maximum of $5.0 million. As of March 31, 2021, $2.8 million was accrued in the Condensed Consolidated Balance Sheets related to this contract.

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturer that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2021, the Company had total purchase commitments for inventory of $5.6 million, of which $0.6 million was accrued in the Condensed Consolidated Balance Sheet.

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

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its financial results within two reportable segments: (1) Product and (2) Intellectual Property (“IP”) Licensing. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue:
Product segment	$123,582	$55,942
IP Licensing segment	98,014	61,723
Total revenue	221,596	117,665
Operating expenses:
Product segment	108,563	46,236
IP Licensing segment	33,567	10,295
Unallocated operating expenses (1)	69,067	36,607
Total operating expenses	211,197	93,138
Operating income:
Product segment	15,019	9,706
IP Licensing segment	64,447	51,428
Unallocated operating expenses (1)	(69,067)	(36,607)
Total operating income	$10,399	$24,527

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

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2021		March 31, 2020
U.S.	$131,498	59%	$23,136	20%
Japan	26,444	12	51,322	44
South Korea	18,513	9	27,583	23
Europe and Middle East	16,422	7	4,448	4
Other	28,719	13	11,176	9
	$221,596	100%	$117,665	100%

For the three months ended March 31, 2021 and 2020, there were no customers and two customers, respectively, that each accounted for 10% or more of total revenue. As of March 31, 2021 and December 31, 2020, there were two customers and two customers, respectively, that each accounted for 10% or more of total accounts receivable.

NOTE 17 - SUBSEQUENT EVENTS

On April 22, 2021, the Board declared a cash dividend of $0.05 per share of common stock, payable on June 15, 2021 to the stockholders of record at the close of business on May 25, 2021.

On April 22, 2021, the Board authorized an additional $100.0 million of purchases under the Company’s existing stock repurchase plan, increasing the total available balance to $154.9 million as of such date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2020 found in the Form 10-K filed by Xperi Holding Corporation on February 26, 2021 (the “Form 10-K”).

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property rights, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, our plans for quarterly dividends and stock repurchases, our ability to achieve cost savings through the integration of the legacy businesses, the levels of customer spending or research and development activities, general economic conditions, the impact of the COVID-19 (as defined below) pandemic and related events, the impact of the Mergers (as defined below) on our financial condition and results of operations, our plans to separate the combined product and IP licensing businesses, and the sufficiency of financial resources to support future operations and capital expenditures.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in our annual report on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

As used herein, the “Company,” “we,” “us” and “our” refer to Xperi when referring to periods prior to June 1, 2020 and Xperi Holding Corporation when referring to periods subsequent to June 1, 2020. Unless specified otherwise, the financial results in this Quarterly Report are those of the Company and its subsidiaries on a consolidated basis.

Business Overview

Following consummation of the mergers between Xperi Corporation (“Xperi”) and TiVo Corporation (“TiVo”) on June 1, 2020 (the “Mergers”), Xperi Holding Corporation became the parent company of both Xperi and TiVo. The common stock of both Xperi and TiVo were de-registered after completion of the Mergers. On June 2, 2020, Xperi Holding Corporation’s common stock, par value $0.001 per share, commenced trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “XPER.” Xperi was determined to be the accounting acquirer in the Mergers. As a result, the historical financial statements of Xperi for periods prior to the Mergers are considered to be the historical financial statements of Xperi Holding Corporation. Our results of operations include the operations of TiVo after June 1, 2020.

We are a leading consumer and entertainment product/solutions licensing company and one of the industry’s largest intellectual property (IP) licensing platforms, with a diverse portfolio of media and semiconductor intellectual property and more than 11,000 patents and patent applications worldwide. We invent, develop, and deliver technologies that enable extraordinary experiences. Xperi technologies, delivered via our brands (DTS, HD Radio, IMAX Enhanced, Invensas, TiVo), and by our subsidiary, Perceive Corporation (“Perceive”), make entertainment more entertaining, and smart devices smarter. Our technologies are integrated into billions of consumer devices, media platforms, and semiconductors worldwide, driving increased value for partners, customers and consumers. We shape how millions of consumers access and experience entertainment content, and our innovations are found in billions of devices and hundreds of millions of interfaces around the globe. Headquartered in Silicon Valley with operations around the world, we have approximately 1,800 employees and over 30 years of operating experience.

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

COVID-19 Impact

Our business and results of operations have been adversely affected by the global COVID-19 pandemic and related events and we expect its impact to continue. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 pandemic on our businesses, and there is no guarantee that we will be able to address its adverse impacts fully or effectively. The impact to date has included periods of significant volatility in various markets and industries. The volatility has had, and we anticipate it will continue to have, an adverse effect on our customers and on our business, financial condition and results of operations, and may result in an impairment of our long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies. In particular, the automotive market, as well as the broad consumer electronics industries, have been and may continue to be impacted by the pandemic and/or other events beyond our control, and further volatility could have an additional negative impact on these industries, customers, and our business. In addition, the COVID-19 pandemic and to a lesser extent, U.S. restrictions on trade with certain Chinese customers have and may continue to impact the financial conditions of our customers, who may not be able to satisfy their obligations under our agreements timely or at all.

In addition, actions by United States federal, state and foreign governments to address the COVID-19 pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, also had a significant adverse effect on the markets in which we conduct our businesses. COVID-19 poses the risk that our workforce, suppliers, and other partners may be prevented from conducting normal business activities for an indefinite period of time, including due to shutdowns or stay-at-home orders that may be requested or mandated by governmental authorities. We also implemented policies to allow our employees to work remotely as a result of the pandemic as we reviewed processes related to workplace safety, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention. The impacts of the COVID-19 pandemic could also cause delays in obtaining new customers and executing renewals and could also impact our business as consumer behavior changes in response to the slowed economic conditions. Furthermore, our ongoing integration efforts following the Mergers have been and may continue to be delayed or interrupted due to the operational challenges and various restrictions and limitations imposed on us as a result of the COVID-19 pandemic, which may adversely affect the timing and success of the integration and anticipated benefits of the Mergers.

We have been closely monitoring the COVID-19 pandemic and its impact on our business, including legislation to mitigate the impact of COVID-19 such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act which was enacted in March 2020, and the American Rescue Plan Act of 2021 which was enacted in March 2021. Although a significant portion of our anticipated revenue for 2021 is derived from fixed-fee and minimum-guarantee arrangements, primarily from large, well-capitalized customers which we believe somewhat mitigates the risks to our business, our per-unit and variable fees based revenue will continue to be susceptible to the volatility, supply chain disruptions and potential market downturns induced by the COVID-19 pandemic. Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our financial expenditures in response to continued uncertainty. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors of the Form 10-K.

Results of Operations

Revenue

We generate revenue from the following principal activities.

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

The transaction price allocated to the DVR is recognized as revenue upon shipment to the customer and the transaction price allocated to the TiVo service is recognized as revenue ratably over the service period. Subscription revenue from lifetime subscriptions is recognized ratably over the estimated useful life of the DVR associated with the subscription. The estimated useful life for a DVR depends on a number of assumptions, including but not limited to, customer retention rates, the timing of new product introductions and historical experience. We periodically reassess the estimated useful life of a DVR. When the actual useful life of the DVR materially differs from our estimates, the estimated useful life of the DVR is adjusted, which could result in the recognition of revenue over a longer or shorter period of time.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue:
Licensing, services and software	99%	100%
Hardware	1	—
Total revenue	100	100
Operating expenses:
Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets	10	1
Cost of hardware revenue, excluding depreciation and amortization of intangible assets	3	—
Research, development and other related costs	25	24
Selling, general and administrative	30	31
Depreciation expense	2	2
Amortization expense	24	19
Litigation expense	1	2
Total operating expenses	95	79
Operating income	5	21
Interest expense	5	4
Other income and expense, net	—	(1)
Income before taxes	—	18
Provision for (benefit from) income taxes	(2)	2
Net income	2%	16%

Total Revenue (in thousands, except for percentages):

	Three Months Ended
	March 31, 2021	March 31, 2020	Increase/ (Decrease)	% Change
Total revenue	$221,596	$117,665	$103,931	88%

The $103.9 million, or 88% increase in total revenue for the three months ended March 31, 2021, compared to the same period in the prior year, was primarily due to inclusion of revenue from the results of TiVo operations following the Mergers. Excluding TiVo revenue, legacy Xperi revenue would have decreased due primarily to a decline in revenue from the Semiconductor IP licensing business.

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

Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets, for the three months ended March 31, 2021 was $21.4 million, as compared to $1.5 million for the three months ended March 31, 2020, an increase of $19.9 million. The increase was due to the inclusion of post-merger TiVo expenses in the first quarter of 2021.

We anticipate cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets, will continue to increase in 2021 when compared to 2020 due to the inclusion of a full year of TiVo operations in our consolidated results.

Cost of Hardware Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of hardware revenue, excluding depreciation and amortization of intangible assets, includes all product-related costs associated primarily with TiVo-enabled devices, including employee-related costs, warranty costs, order fulfillment costs, certain licensing costs, and an allocation of facilities costs.

Cost of hardware revenue, excluding depreciation and amortization of intangible assets, for the three months ended March 31, 2021 was $6.7 million, as compared to $0.1 million for the three months ended March 31, 2020, an increase of $6.6 million. The increase was due to the inclusion post-merger TiVo expenses in the first quarter of 2021.

We anticipate cost of hardware revenue, excluding depreciation and amortization of intangible assets, will continue to increase in 2021 when compared to 2020 primarily due to the inclusion of a full year of TiVo operations in our consolidated results as well as expected growth in sales of hardware products.

Research, Development and Other Related Costs

Research, development and other related costs (“R&D expense”) are comprised primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, reverse engineering, materials, supplies, equipment depreciation and an allocation of facilities costs. All research, development and other related costs are expensed as incurred.

R&D expense for the three months ended March 31, 2021 was $55.2 million, as compared to $28.6 million for the three months ended March 31, 2020, an increase of $26.6 million. The increase was due to the inclusion of post-merger TiVo R&D expenses in the first quarter of 2021. Excluding TiVo expenses, R&D expense would have decreased by approximately $2.5 million, due principally to reduced headcount and personnel costs as a result of cost synergies realized, lower travel related costs as well as reduced spending in materials, supplies, facilities and insurance in the first quarter of 2021.

We believe that a significant level of R&D expense will be required for us to remain competitive in the future. We also anticipate that R&D expense will increase in 2021 when compared to 2020 due primarily to due to the inclusion of a full year of TiVo operations in our consolidated results.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2021 were $67.4 million, as compared to $36.6 million for the three months ended March 31, 2020, an increase of $30.8 million. The increase was due principally to the inclusion of TiVo expenses in the first quarter of 2021. Excluding TiVo expenses, SG&A expenses would have decreased by approximately $1.6 million, driven by a decrease in provision for credit losses, lower sales/marketing promotion expenses and travel and entertainment costs, partially offset by post-merger severance and retention costs recorded in the first quarter of 2021.

We anticipate SG&A expenses will increase in 2021 when compared to 2020 due principally to the inclusion of a full year of TiVo operations in our consolidated results.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2021 was $5.7 million, as compared to $1.7 million for the three months ended March 31, 2020, an increase of $4.0 million. The increase was primarily attributable to depreciation expense on TiVo fixed assets added through the Mergers in June 2020.

We anticipate depreciation expense will continue to increase in 2021 as compared to 2020 as a result of the inclusion of the full year effect of TiVo’s assets after the Mergers.

Amortization Expense

Amortization expense for the three months ended March 31, 2021 was $52.2 million, as compared to $22.5 million for the three months ended March 31, 2020, an increase of $29.7 million. The increase was primarily attributable to amortization of intangible assets recorded in connection with the Mergers in June 2020, and secondarily due to intangible assets acquired in the fourth quarter of 2020.

With the Mergers, we anticipate that amortization expense will continue to be a significant expense since we acquired approximately $878 million in intangible assets which will be amortized over the next several years. See “Note 8 – Goodwill and Identified Intangible Assets” in the Notes to Condensed Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the three months ended March 31, 2021 was $2.5 million, as compared to $2.1 million for the three months ended March 31, 2020, an increase of $0.4 million. The increase was primarily due to inclusion of post-merger TiVo litigation expenses, partially offset by reduced case activity.

In 2019 and in 2020 prior to the Mergers, TiVo’s litigation expenses were significantly higher than Xperi’s litigation expenses in the same periods. We expect that litigation expense will continue to be a material portion of our operating expenses and, as a result of the Mergers, will increase significantly in future periods. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings, and because of litigation planned for or initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Upon expiration of our customers’ licenses, if those licenses are not renewed, litigation may become necessary to secure payment of reasonable royalties for the use of our patented technology. If we plan for or initiate such litigation, our future litigation expenses may increase.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation (“SBC”) expense for the three and nine months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Cost of licensing, services and software revenue	$323	$—
Research, development and other related costs	4,347	3,036
Selling, general and administrative	8,549	4,951
Total stock-based compensation expense	$13,219	$7,987

Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. The increase in SBC expense for the three months ended March 31, 2021, compared to the corresponding period in 2020, was primarily a result of including incremental expense from assumed TiVo stock awards from the Mergers and increases in stock award grants as a result of the Mergers.

Interest Expense

Interest expense for the three months ended March 31, 2021 was $11.3 million, as compared to $4.3 million for the three months ended March 31, 2020. The increase in interest expense was primarily a result of a higher average debt balance as compared to the first quarter of 2020 as we entered into a new term loan of $1,050 million on June 1, 2020 to refinance the indebtedness of the combined companies in connection with the Mergers.

We anticipate interest expense will increase in 2021 when compared to 2020 as a result of a full year of the higher debt balance and amortization of debt discount and issuance costs.

Other Income and expense, Net

Other income and expense, net, for the three months ended March 31, 2021 was $1.4 million, as compared to $0.6 million for the three months ended March 31, 2020. Other income and expense, net, in the first quarter of 2021 was higher than the corresponding period in 2020 due principally to recognition of an unrealized loss of $0.7 million on our equity investment in Onkyo Corporation common stock in the first quarter of 2020.

Provision for Income Taxes

With certain exceptions, our provision for income taxes is based on our worldwide estimated annualized effective tax rate. For jurisdictions in which a loss is forecast but no benefit can be realized for those losses, the tax is estimated separately. Additionally, we record certain taxes measured when required. Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are generally the primary driver of income tax expense and the primary reason for cash tax payments of income taxes. For the three months ended March 31, 2021, our negative effective tax rate is based on the projected 2021 GAAP U.S. pretax loss and is significantly less than the 21% U.S. federal tax rate. The low effective tax rate is the result of the most significant components of income tax expense, primarily driven by foreign withholding taxes and BEAT. The computed negative effective tax rate is applied to the year-to-date U.S. profit resulting in an income tax benefit for the quarter ended March 31, 2021.

For the three months ended March 31, 2021, we recorded an income tax benefit of $4.0 million on pretax income of $0.5 million, which resulted in an effective tax rate of (786.4)%. The income tax benefit for the three months ended March 31, 2021 was primarily related to foreign withholding taxes, U.S. federal base erosion and anti-abuse tax, and unrealized foreign exchange loss from prior year South Korea refund claims. For the three months ended March 31, 2020, we recorded an income tax expense of $2.1 million on pretax income of $20.8 million, which resulted in an effective tax rate of 9.9%. The income tax expense for the three months ended March 31, 2020 was primarily related to tax expense from operating income, increase in certain non-deductible expenses, shortfalls from stock-based compensation, increase in valuation allowance on certain deferred tax assets, and unrealized foreign exchange losses from the prior year South Korea refund claim, offset by a deduction from foreign-derived intangible income and the release of unrecognized tax benefits due to a lapse in the statute of limitations.

The year-over-year decrease in income tax expense for the quarter ended March 31, 2021 is largely attributable to the application of a negative effective tax rate to year-to-date U.S. pre-tax income.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that it was not more-likely-than-not that we would realize our federal, certain state and certain foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset forecasted future tax liabilities. In the future, we may release our deferred tax asset valuation allowance associated with our federal, state or foreign deferred tax assets depending on achievement of future profitability in relevant jurisdictions, or implementing tax planning strategies that enable us to utilize deferred tax assets. There can be no assurance that we will generate profits or implement tax strategies in future periods enabling us to fully realize our deferred tax assets. The timing of recording a deferred tax asset valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be known in advance. We intend to continue maintaining a full valuation allowance on our federal deferred tax assets until there is sufficient evidence to support the reversal of all or some of a portion of these allowances. However, given our current earning and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of our federal valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain federal deferred tax assets and a decrease to income tax expense for the period the release is recorded.

Segment Operating Results

We operate in two reportable segments: (1) Product and (2) IP Licensing. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

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

The following table sets forth our segments’ revenue, operating expenses and operating income (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenue:
Product segment	$123,582	$55,942
IP Licensing segment	98,014	61,723
Total revenue	221,596	117,665
Operating expenses:
Product segment	108,563	46,236
IP Licensing segment	33,567	10,295
Unallocated operating expenses (1)	69,067	36,607
Total operating expenses	211,197	93,138
Operating income:
Product segment	15,019	9,706
IP Licensing segment	64,447	51,428
Unallocated operating expenses (1)	(69,067)	(36,607)
Total operating income	$10,399	$24,527

(1)

Unallocated operating expenses consist primarily of selling, marketing, general and administrative expenses, including administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

For the three months ended March 31, 2021, the unallocated operating expenses were $69.1 million, compared to $36.6 million for the three months ended March 31, 2020. The increase of $32.5 million was due principally to the inclusion of TiVo expenses and post-merger severance and retention costs recorded in the first quarter of 2021, partially offset by a decrease in provision for credit losses, lower sales/marketing promotion expenses and travel and entertainment costs.

The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $847.0 million in goodwill at March 31, 2021, approximately $523.8 million was allocated to our Product segment and approximately $323.2 million was allocated to our IP Licensing segment.

Product Segment

	Three Months Ended
	March 31, 2021	March 31, 2020
Total revenue	$123,582	$55,942
Operating expenses:
Total cost of revenue	27,986	1,584
Research, development and other related costs	47,998	22,847
Litigation	1,090	210
Depreciation	3,794	1,372
Amortization	27,695	20,223
Total operating expenses	108,563	46,236
Total operating income	$15,019	$9,706

Product revenue for the three months ended March 31, 2021 was $123.6 million as compared to $55.9 million for the three months ended March 31, 2020, an increase of $67.6 million. The increase was primarily attributable to the inclusion of TiVo product revenue, partially offset by a decrease in revenue from minimum guarantee (“MG”) contracts executed during the first quarter of 2021 as compared to first quarter of 2020.

Operating expenses for the three months ended March 31, 2021 were $108.6 million, as compared to $46.2 million for the three months ended March 31, 2020, an increase of $62.4 million. The increase was primarily due to the inclusion of TiVo Product expenses, partially offset by merger-related cost synergies.

Operating income in the three months ended March 31, 2021 was $15.0 million compared to operating income of $9.7 million in the three months ended March 31, 2020, with the variance due to the reasons stated above.

IP Licensing Segment

	Three Months Ended
	March 31, 2021	March 31, 2020
Total revenue	$98,014	$61,723
Operating expenses:
Total cost of revenue	146	—
Research, development and other related costs	7,225	5,759
Litigation	1,443	1,893
Depreciation	253	357
Amortization	24,500	2,286
Total operating expenses	33,567	10,295
Total operating income	$64,447	$51,428

IP Licensing revenue for the three months ended March 31, 2021 was $98.0 million as compared to $61.7 million for the three months ended March 31, 2020, an increase of $36.3 million. The increase was primarily attributable to the inclusion of TiVo IP Licensing revenue, partially offset by a decline in revenue from the Semiconductor IP licensing business.

Operating expenses for the three months ended March 31, 2021 were $33.6 million, as compared to $10.3 million for the three months ended March 31, 2020, an increase of $23.3 million. The increase was primarily due to the inclusion of TiVo IP Licensing expenses, partially offset by merger-related cost synergies.

In 2019 and in 2020, prior to the Mergers, TiVo’s litigation expenses were significantly higher than Xperi’s litigation expenses in the same periods. We expect that litigation expense will continue to be a material portion of our operating expenses and may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings, in this report, and because of litigation planned for or initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Operating income for the three months ended March 31, 2021 was $64.4 million compared to operating income of $51.4 million for the three months ended March 31, 2020, with the variance due to the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$134,759	$170,188
Short-term investments	102,145	86,947
Total cash, cash equivalents and short-term investments	$236,904	$257,135
Percentage of total assets	9%	10%

	Three Months Ended
	March 31, 2021	March 31, 2020
Net cash from operating activities	$26,729	$32,644
Net cash from investing activities	$(17,387)	$11,157
Net cash from financing activities	$(44,033)	$(9,947)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments. Cash, cash equivalents and short-term investments were $236.9 million at March 31, 2021, a decrease of $20.2 million from $257.1 million at December 31, 2020. This decrease resulted primarily from $5.3 million in dividends paid, $32.4 million in repurchases of common stock and $13.1 million in repayment of the 2020 Term B Loan Facility, which was partially offset by $26.7 million in cash generated from operations and $6.7 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans. Cash and cash equivalents totaled $134.8 million at March 31, 2021, a decrease of $35.4 million from $170.2 million at December 31, 2020.

Cash flows provided by operations were $26.7 million for the three months ended March 31, 2021, primarily due to our net income of $4.5 million being further adjusted for non-cash items of depreciation of $5.7 million, amortization of intangible assets of $52.2 million and stock-based compensation expense of $13.2 million. These increases were partially offset by $52.8 million in changes in operating assets and liabilities including payment during the quarter of employee bonuses earned in 2020.

Cash flows provided by operations were $32.6 million for the three months ended March 31, 2020, primarily due to our net income of $18.8 million being further adjusted for non-cash items of depreciation of $1.7 million, amortization of intangible assets of $22.5 million, stock-based compensation expense of $8.0 million and provision for credit loss expense of $2.0 million.  These increases were partially offset by a reduction of $2.1 million in deferred income taxes and $19.6 million in changes in operating assets and liabilities.

Net cash used in investing activities was $17.4 million for the three months ended March 31, 2021, primarily related to purchases of short-term investments of $42.5 million and capital expenditures of $1.8 million, partially offset by maturities and sales of securities of $26.9 million.

Net cash provided by investing activities was $11.2 million for the three months ended March 31, 2020, primarily related to maturities and sales of securities of $11.8 million, partially offset by $0.7 million in capital expenditures.

Net cash used in financing activities was $44.0 million for the three months ended March 31, 2021 principally due to $13.1 million in repayment of indebtedness, $5.3 million in dividends paid, and $32.4 million in repurchases of common stock, partially offset by $6.7 million in proceeds due to the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

Net cash used in financing activities was $9.9 million for the three months ended March 31, 2020 principally due to $10.0 million in dividends paid and $3.1 million in repurchases of common stock, partially offset by $3.2 million in proceeds due to the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

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

For AFS debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive income or loss. We did not recognize a provision for credit losses related to our AFS debt securities in the three months ended March 31, 2021 and 2020, respectively.

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

At March 31, 2021, $828.5 million was outstanding under the 2020 Term B Loan Facility with an interest rate, including amortization of debt discount and issuance costs, of 5.2%. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $39.4 million for the remainder of 2021, $52.5 million, $72.2 million and $78.8 million in 2022, 2023 and 2024, respectively, with the remaining principal balance due in 2025. We are obligated to pay a portion of excess cash flow on an annual basis beginning March 31, 2022 based on certain ratios and our excess cash flow generated for the immediately preceding calendar year as well as for any litigation settlements subsequent to the Mergers. The voluntary principal payment described above may be offset against any obligated payments due as of March 31, 2022. The 2020 Term B Loan Facility contains customary covenants, and as of March 31, 2021, we were in full compliance with such covenants.

In August 2007, Xperi’s Board of Directors authorized a plan to repurchase Xperi’s outstanding shares of common stock dependent on market conditions, share price and other factors. This authorization was terminated upon closing of the Mergers. On June 12, 2020, our Board of Directors authorized a new stock repurchase program (the “new plan”) providing for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. Since the inception of the plan, and through March 31, 2021, we have repurchased approximately 6.0 million shares of common stock at a total cost of $95.1 million at an average price of $15.87. During the three months ended March 31, 2021, our repurchases totaled $25.0 million. As of March 31, 2021, the total remaining amount available for repurchase was $54.9 million. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases, increasing the current total available balance to $154.9 million as of such date. We may continue to execute authorized repurchases from time to time under the new program.

In April 2021, our Board of Directors authorized payment of a quarterly dividend of $0.05 per share, to be paid in June 2021. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments.

From 2018 through the first quarter of 2021, we generated approximately $759 million of cash flows from operating activities. While we expect to continue to generate cash flows from operating activities for the remainder of 2021, the COVID-19 pandemic continues to present uncertainties to the level of such cash flows as compared to prior years. Additionally, integration of the two legacy businesses post-merger and transaction costs relating to the contemplated separation of the two businesses will impact operating cash flow for 2021. We have taken actions to manage cash flows by reducing discretionary spending and other variable costs, delaying employee hiring, and closely monitoring receivables and payables.

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

Contractual Obligations

For information about our contractual obligations, see “Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. Other than the principal payment of $13.1 million made by us under the 2020 Term B Loan Facility in March 2021, our contractual obligations have not changed materially since December 31, 2020.

As of March 31, 2021, we had accrued $96.0 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which includes $3.1 million of accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. If we are successful in receiving our South Korean withholding tax refunds of $116.8 million, including interest and foreign exchange gain, then $63.2 million of unrecognized tax benefit would be payable to the U.S. tax authorities.

Refer to “Note 15 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2021, there were no significant changes in our critical accounting policies. See “Note 2 – Summary of Significant Accounting Policies” of Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of the Company’s market risk, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.

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

Evaluation of Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, because of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As described in our annual report on Form 10-K for the year ended December 31, 2020, management determined that the following control deficiencies that constituted material weaknesses in our internal control over financial reporting existed as of December 31, 2020, and continue to exist as of March 31, 2021.

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

Remediation Plan

Our management, with oversight from our Audit Committee, has developed and is in the process of implementing a remediation plan in response to the identified material weaknesses described above. To date we have engaged a third-party firm that is currently assisting in evaluating our current processes through interviews with employees involved in those processes and review of the related work product for controls over the valuation of intangible assets acquired in a business combination and goodwill impairment calculations. This will be followed by recommended changes to those processes and developing educational materials to enhance our employees’ awareness of and focus on documentation and review procedures as well as the design and implementation of additional control activities over the review of the inputs and assumptions in our cash flow forecasts.

These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Videotron Patent Infringement Litigation

On June 23, 2017, Rovi Guides, Inc. and TiVo Solutions Inc. (together, “TiVo”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents.  Videotron was a prior licensee under the Rovi patent portfolio.  The first week of trial on four patents was held the week of March 9, 2020.  The Federal Court of Canada closed due to the COVID-19 pandemic on March 16, 2020, and the trial was temporarily stayed.  The trial resumed on May 25, 2020, conducted remotely by video, and concluded on June 17, 2020.  The parties filed their written closing submissions on September 30, 2020.  The closing arguments were held in January 2021.  No date is set by the court to issue its judgement.

Bell and Telus Patent Infringement Litigation

On January 19, 2018, TiVo filed a patent infringement complaint against Bell Canada (and four of its affiliates) in Toronto, Canada, alleging infringement of six patents.  On February 2, 2018, TiVo filed a patent infringement complaint against Telus Corporation (and two of its affiliates) in Toronto, Canada, alleging infringement of the same six patents.  Bell Canada and Telus Corporation were previously indirectly licensed to some of Rovi’s patents through a prior agreement between Rovi and one of their suppliers.  The Bell Canada and Telus Corporation cases are being heard together for purposes of pre-trial and trial proceedings.  On August 27, 2019, the court issued an order bifurcating the liability phase from the damages phase of the case.  There is no set trial date or procedural schedule for the damages phase of the cases.  The liability and injunction trial on four patents was held from July 13 – August 6, 2020.  The closing arguments were held in January 2021.  No date is set by the court to issue its judgement.

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

In September 2020, the Patent Trial and Appeal Board (“PTAB”) instituted IPRs of several patents-in-suit.  The parties stipulated to an order staying the litigation pending resolution of the IPR proceedings, and to dismissal of claims relating to two patents.  For the remaining IPRs, oral arguments are scheduled for June 2021, and final decisions are expected in September 2021.

Item 1A. Risk Factors

Management believes that there have been no significant changes to the risk factors associated with our business as compared to those disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

(Shares in thousands)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (a)
2021
January	—	$—	—
February	—	—	—
March	1,071	23.34	1,071
Total	1,071	$23.34	1,071	$54.9 million

(a) Calculated as of March 31, 2021. On June 12, 2020, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $150.0 million of the Company's common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. The program may be discontinued or amended at any time and has no specified expiration date. All repurchases in the three months ended March 31, 2021 were made under this program. On April 22, 2021, our Board of Directors approved an increase in the repurchase authorization by $100.0 million, bringing the total dollar value of shares that may yet be purchased under our stock repurchase program to $154.9 million.

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

Dated: May 5, 2021

XPERI HOLDING CORPORATION

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer