Form 10-Q
period 2021-06-30
Xperi Holding Corp
filed 2021-08-06
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of July 26, 2021 was 104,769,489.

XPERI HOLDING CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Licensing, services and software	$218,112	$135,996	$436,517	$253,483
Hardware	4,160	1,635	7,351	1,813
Total revenue	222,272	137,631	443,868	255,296
Operating expenses:
Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets	22,418	8,252	43,832	9,792
Cost of hardware revenue, excluding depreciation and amortization of intangible assets	4,466	1,428	11,182	1,472
Research, development and other related costs	54,408	38,227	109,603	66,833
Selling, general and administrative	67,668	68,195	135,128	104,802
Depreciation expense	5,514	3,333	11,198	5,062
Amortization expense	52,242	32,044	104,437	54,553
Litigation expense	2,302	3,871	4,835	5,974
Total operating expenses	209,018	155,350	420,215	248,488
Operating income (loss)	13,254	(17,719)	23,653	6,808
Interest expense	(10,555)	(6,958)	(21,868)	(11,209)
Other income and expense, net	564	578	1,989	1,143
Loss on debt extinguishment	(8,012)	(8,300)	(8,012)	(8,300)
Loss before taxes	(4,749)	(32,399)	(4,238)	(11,558)
Benefit from income taxes	(2,876)	(9,299)	(6,891)	(7,243)
Net income (loss)	$(1,873)	$(23,100)	$2,653	$(4,315)
Less: net loss attributable to noncontrolling interest	(755)	(487)	(1,516)	(1,038)
Net income (loss) attributable to the Company	$(1,118)	$(22,613)	$4,169	$(3,277)
Income (loss) per share attributable to the Company:
Basic	$(0.01)	$(0.33)	$0.04	$(0.06)
Diluted	$(0.01)	$(0.33)	$0.04	$(0.06)

Weighted average number of shares used in per share calculations-basic	104,906	69,160	104,923	59,462
Weighted average number of shares used in per share calculations-diluted	104,906	69,160	107,667	59,462

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$(1,873)	$(23,100)	$2,653	$(4,315)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	80	155	(965)	155
Net unrealized loss on available-for-sale debt securities	34	342	—	68
Other comprehensive income (loss), net of tax	114	497	(965)	223
Comprehensive income (loss)	(1,759)	(22,603)	1,688	(4,092)
Less: comprehensive loss attributable to noncontrolling interest	(755)	(487)	(1,516)	(1,038)
Comprehensive income (loss) attributable to the Company	$(1,004)	$(22,116)	$3,204	$(3,054)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$128,960	$170,188
Available-for-sale debt securities	70,201	86,947
Accounts receivable, net of allowance for credit losses of $4,131 and $7,336, respectively	123,999	115,975
Unbilled contracts receivable, net of allowance for credit losses of $3,274 and $2,231, respectively	126,549	132,431
Other current assets	70,501	40,763
Total current assets	520,210	546,304
Long-term unbilled contracts receivable	6,152	6,761
Property and equipment, net	65,963	63,207
Operating lease right-of-use assets	75,520	80,226
Intangible assets, net	908,245	1,004,379
Goodwill	851,088	847,029
Other long-term assets	149,616	153,270
Total assets	$2,576,794	$2,701,176
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,352	$13,045
Accrued legal fees	2,756	5,783
Accrued liabilities	90,846	129,035
Current portion of long-term debt, net	36,028	43,689
Deferred revenue	35,908	33,119
Total current liabilities	179,890	224,671
Deferred revenue, less current portion	29,285	39,775
Long-term deferred tax liabilities	24,441	24,754
Long-term debt, net	747,469	795,661
Noncurrent operating lease liabilities	61,279	66,243
Other long-term liabilities	100,160	98,953
Total liabilities	1,142,524	1,250,057
Commitments and contingencies (Note 15)
Company stockholders’ equity:
Preferred stock: $0.001 par value; (2021: authorized 15,000 shares; 2020: authorized 15,000 shares; and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2021: authorized 350,000 shares, issued 111,902 shares, outstanding 104,578 shares; 2020: authorized 350,000 shares, issued 110,182, outstanding 104,775 shares)	112	110
Additional paid-in capital	1,303,768	1,268,471
Treasury stock at cost (2021: 7,324 shares; 2020: 5,407 shares)	(120,542)	(77,218)
Accumulated other comprehensive income	299	1,264
Retained earnings	257,905	264,250
Total Company stockholders’ equity	1,441,542	1,456,877
Noncontrolling interest	(7,272)	(5,758)
Total equity	1,434,270	1,451,119
Total liabilities and equity	$2,576,794	$2,701,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$2,653	$(4,315)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment	11,198	5,062
Amortization of intangible assets	104,437	54,553
Stock-based compensation expense	28,054	16,456
Deferred income taxes	(1,796)	(28,933)
Loss on debt extinguishment	8,012	8,300
Other	8,289	4,775
Changes in operating assets and liabilities:
Accounts receivable	(9,260)	3,306
Unbilled contracts receivable	5,978	12,645
Other assets	(24,096)	(9,675)
Accounts payable	1,307	3,334
Accrued and other liabilities	(44,096)	(5,199)
Deferred revenue	(7,701)	6,933
Net cash from operating activities	82,979	67,242
Cash flows from investing activities:
Purchases of property and equipment	(4,858)	(1,892)
Proceeds from sale of property and equipment	19	19
Net cash received (paid) for mergers and acquisitions	(17,400)	117,424
Purchases of intangible assets	(92)	(519)
Purchases of short-term investments	(45,755)	—
Proceeds from sales of investments	44,321	7,189
Proceeds from maturities of investments	17,550	13,502
Net cash from investing activities	(6,215)	135,723
Cash flows from financing activities:
Dividends paid	(10,514)	(20,153)
Repayment of debt	(63,750)	(344,000)
Proceeds from debt, net of debt discount and issuance costs	(6,843)	1,011,343
Repayment of assumed debt from merger transaction	—	(734,609)
Proceeds from employee stock purchase program and exercise of stock options	7,247	4,765
Repurchases of common stock	(43,324)	(20,943)
Net cash from financing activities	(117,184)	(103,597)
Effect of exchange rate changes on cash and cash equivalents	(808)	94
Net increase (decrease) in cash and cash equivalents	(41,228)	99,462
Cash and cash equivalents at beginning of period	170,188	74,551
Cash and cash equivalents at end of period	$128,960	$174,013
Supplemental disclosure of cash flow information:
Interest paid	$17,677	$5,807
Income taxes paid, net of refunds	$14,909	$13,723
Stock issued in merger transaction	$—	$828,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended June 30, 2021	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income	Earnings	Interest	Total Equity
Balance at April 1, 2021	104,875	$112	$1,288,400	6,825	$(109,577)	$185	$264,273	$(6,516)	$1,436,877
Issuance of subsidiary shares to noncontrolling interest	—	—	1	—	—	—	—	(1)	—
Net loss	—	—	—	—	—	—	(1,118)	(755)	(1,873)
Other comprehensive income	—	—	—	—	—	114	—	—	114
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,250)	—	(5,250)
Issuance of common stock in connection with exercise of stock options	26	—	532	—	—	—	—	—	532
Issuance of restricted stock, net of shares canceled	176	—	—	—	—	—	—	—	—
Repurchases of common stock, shares exchanged	(45)	—	—	45	(991)	—	—	—	(991)
Repurchases of common stock	(454)	—	—	454	(9,974)	—	—	—	(9,974)
Stock-based compensation expense	—	—	14,835	—	—	—	—	—	14,835
Balance at June 30, 2021	104,578	$112	$1,303,768	7,324	$(120,542)	$299	$257,905	$(7,272)	$1,434,270

	Total Company Stockholders' Equity
Six Months Ended June 30, 2021	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at January 1, 2021	104,775	$110	$1,268,471	5,407	$(77,218)	$1,264	$264,250	$(5,758)	$1,451,119
Issuance of subsidiary shares to noncontrolling interest	—	—	(2)	—	—	—	—	2	—
Net income (loss)	—	—	—	—	—	—	4,169	(1,516)	2,653
Other comprehensive loss	—	—	—	—	—	(965)	—	—	(965)
Cash dividends paid on common stock ($0.10 per share)	—	—	—	—	—	—	(10,514)	—	(10,514)
Issuance of common stock in connection with exercise of stock options	37	—	760	—	—	—	—	—	760
Issuance of common stock in connection with employee stock purchase plan	633	1	6,485	—	—	—	—	—	6,486
Issuance of restricted stock, net of shares canceled	1,050	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(392)	—	—	392	(8,343)	—	—	—	(8,343)
Repurchases of common stock	(1,525)	—	—	1,525	(34,981)	—	—	—	(34,981)
Stock-based compensation expense	—	—	28,054	—	—	—	—	—	28,054
Balance at June 30, 2021	104,578	$112	$1,303,768	7,324	$(120,542)	$299	$257,905	$(7,272)	$1,434,270

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

	Total Company Stockholders' Equity
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

The accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2020 have been derived from the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2020, filed on February 26, 2021 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2020, included in the Form 10-K.

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or any future period and the Company makes no representations related thereto.

In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of June 30, 2021, the Company’s ownership interest in Perceive was approximately 81%. The operating results of Perceive have been consolidated in the Company’s condensed consolidated financial statements for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2021, as compared to the significant accounting policies described in the Form 10-K.

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

The COVID-19 pandemic has resulted in a global slowdown of economic activity which has reduced demand for a broad variety of goods and services, while disrupting sales channels, marketing activities and supply chains. The Company’s business operations have been negatively impacted by the COVID-19 pandemic and related events, and the Company expects this disruption may continue to have a negative impact on its revenue and results of operations, even as governments ease restrictions and economic activities gradually resume. The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued or renewed imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products.

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

Revenue disaggregated by product category/end market was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Consumer Experience	$46,877	$30,043	$98,131	$68,794
Pay-TV	54,013	21,300	106,354	21,300
Connected Car	19,536	12,781	39,523	29,972
Product revenue	$120,426	$64,124	$244,008	$120,066
IP Licensing revenue	101,846	73,507	199,860	135,230
Total revenue	$222,272	$137,631	$443,868	$255,296

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

	June 30, 2021	December 31, 2020
Unbilled contracts receivable	$126,549	$132,431
Other current assets	1,029	1,208
Long-term unbilled contracts receivable	6,152	6,761
Other long-term assets	2,750	2,591
Total contract assets	$136,480	$142,991

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

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable
Beginning balance	$4,038	$2,884	$7,336		$2,231
Provision for credit losses	93	390	1,236		513
Charged-off/other adjustments	—	—	(4,441)	(1)	530
Balance at end of period	$4,131	$3,274	$4,131		$3,274

(1) The charge off of accounts receivable in the three months ended March 31, 2021 was primarily related to a customer whose account had been substantially reserved for credit losses in 2020 due to deteriorating financial condition and delinquent payment history.

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable
Beginning balance	$2,226	$283	$566		$—
Provision for credit losses	299	74	2,228	(2)	357
Charged-off/other adjustments	(56)	—	(325)		—
Balance at end of period	$2,469	$357	$2,469		$357

(2) The increase in provision for credit losses was based on assessment of then current conditions including the COVID-19 pandemic and anticipation of delayed or delinquent payments on existing accounts receivable as a result of declining financial health and liquidity positions of certain of the Company’s customers.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$6,936	$796	$18,152	$620
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements)*	$13,053	$7,078	$32,916	$54,222

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

	As of
	June 30, 2021	December 31, 2020
Revenue from contracts with performance obligations expected to be satisfied in:
2021 (remaining 6 months)	$98,266	$152,008
2022	156,763	102,764
2023	141,044	91,636
2024	113,639	77,989
2025	106,423	76,028
Thereafter	13,646	429
Total	$629,781	$500,854

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Income tax receivable*	$28,911	$4,654
Prepaid expenses	23,094	20,393
Inventory**	9,345	9,819
Other	9,151	5,897
	$70,501	$40,763

*The income tax receivable change relates to the application of a projected negative tax rate to year-to-date income. The balance is subject to change as year-to-date income changes.

**All inventory is finished goods.

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Equipment, furniture and other	$74,244	$61,573
Building and improvements	18,309	18,309
Land	5,300	5,300
Leasehold improvements	26,121	25,776
	123,974	110,958
Less: accumulated depreciation and amortization	(58,011)	(47,751)
	$65,963	$63,207

Other long-term assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Non-current income tax receivable	$116,835	$122,993
Long-term deferred tax assets	8,525	7,042
Other assets	24,256	23,235
	$149,616	$153,270

Accrued liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Employee compensation and benefits	$30,362	$55,449
Accrued expenses	25,172	24,809
Current portion of operating lease liabilities	16,835	17,893
Accrued severance	4,639	5,332
Third-party royalties	5,453	5,906
Other	8,385	19,646
	$90,846	$129,035

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Long-term income tax payable	$95,952	$94,397
Other	4,208	4,556
	$100,160	$98,953

Accumulated other comprehensive income consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Foreign currency translation adjustment, net of tax	$380	$1,345
Unrealized loss on available-for-sale debt securities, net of tax	(81)	(81)
	$299	$1,264

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

The following is a summary of marketable securities at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$45,277	$3	$(19)	$—	$45,261
Commercial paper	24,940	1	(1)	—	24,940
Total debt securities	70,217	4	(20)	—	70,201
Money market funds	7,135	—	—	—	7,135
Total equity securities	7,135	—	—	—	7,135
Total marketable securities	$77,352	$4	$(20)	$—	$77,336
Reported in:
Cash and cash equivalents					$7,135
Available-for-sale debt securities					70,201
Total marketable securities					$77,336

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$69,973	$29	$(42)	$—	$69,960
Commercial paper	15,991	—	(4)	—	15,987
Treasury and agency notes and bills	32,299	—	—	—	32,299
Total debt securities	118,263	29	(46)	—	118,246
Money market funds	3,849	—	—	—	3,849
Total equity securities	3,849	—	—	—	3,849
Total marketable securities	$122,112	$29	$(46)	$—	$122,095
Reported in:
Cash and cash equivalents					$35,148
Available-for-sale debt securities					86,947
Total marketable securities					$122,095

At June 30, 2021 and December 31, 2020, the Company had $199.2 million and $257.1 million, respectively, in cash, cash equivalents and short-term investments. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balance of $121.8 million and $135.0 million at June 30, 2021 and December 31, 2020, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not material during the three and six months ended June 30, 2021 and 2020, respectively.

Unrealized losses on AFS debt securities were $0.1 million and $0.1 million, net of tax, as of June 30, 2021 and December 31, 2020, respectively. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. In addition, the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the debt securities and it is more-likely-than-not that it will not be required to sell the investments before recovery of their amortized cost bases. The Company did not recognize a provision for credit losses related to its AFS debt securities for the three and six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the fair value and gross unrealized losses related to individual AFS debt securities at June 30, 2021 and December 31, 2020, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total
June 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$32,064	$(19)	$—	$—	$32,064	$(19)
Commercial paper	7,445	(1)	—	—	7,445	(1)
Total	$39,509	$(20)	$—	$—	$39,509	$(20)

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$53,137	$(42)	$—	$—	$53,137	$(42)
Commercial paper	12,988	(4)	—	—	12,988	(4)
Total	$66,125	$(46)	$—	$—	$66,125	$(46)

The estimated fair value of marketable debt securities by contractual maturity at June 30, 2021 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Estimated Fair Value
Due in one year or less	$50,756
Due in one to two years	19,445
Total	$70,201

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

Upon merging with TiVo on June 1, 2020, the Company assumed certain investments in non-marketable equity securities. As of June 30, 2021 and December 31, 2020, other long-term assets included equity securities accounted for under the equity method with a carrying amount of $4.6 million and $4.2 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $0.1 million and $0.1 million, respectively. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the three and six months ended June 30, 2021 and 2020, respectively.

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2020 and June 30, 2021.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$7,135	$7,135	$—	$—
Commercial paper - debt securities (2)	24,940	—	24,940	—
Corporate bonds and notes - debt securities (2)	45,261	—	45,261	—
Total Assets	$77,336	$7,135	$70,201	$—

(1)	Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)	Reported as AFS debt securities in the Condensed Consolidated Balance Sheets.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$3,849	$3,849	$—	$—
Corporate bonds and notes - debt securities (2)	69,960	—	69,960	—
Treasury and agency notes and bills - debt securities (3)	32,299	—	32,299	—
Commercial paper - debt securities (3)	15,987	—	15,987	—
Total Assets	$122,095	$3,849	$118,246	$—

(1)	Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)	Reported as AFS debt securities in the Condensed Consolidated Balance Sheets.
(3)

Reported as cash and cash equivalents if purchased with an original maturity of three months or less at the date of purchase; otherwise reported as AFS debt securities in the Condensed Consolidated Balance Sheets.

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2020 Term B Loan Facility (1)	$—	$—	$839,302	$842,579
Refinanced Tern B Loans (1)	783,449	781,490	—	—
2021 Convertible Notes	48	48	48	48
Total long-term debt, net	$783,497	$781,538	$839,350	$842,627
(1)

Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $26.6 million and $34.4 million as of June 30, 2021 and December 31, 2020, respectively. See “Note 9 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

Non-recurring Fair Value Measurements

For purchase accounting related fair value measurements, see “Note 7 – Business Combinations.”

NOTE 7 – BUSINESS COMBINATIONS

TiVo

Effective June 1, 2020, Xperi and TiVo completed the merger of equals transaction (the “Merger”) contemplated by the Agreement and Plan of Merger and Reorganization, dated as of December 18, 2019, as amended on January 31, 2020, (the “Merger Agreement”), by and among Xperi, TiVo, XRAY-TWOLF HoldCo Corporation (“Xperi Holding”), XRAY Merger Sub Corporation (“Xperi Merger Sub”) and TWOLF Merger Sub Corporation (“TiVo Merger Sub”).  Immediately prior to the consummation of the Merger, Xperi Holding changed its name to “Xperi Holding Corporation” (the “Company”).  Pursuant to the Merger Agreement, (i) Xperi Merger Sub was merged with and into Xperi, with Xperi surviving the merger as a subsidiary of Xperi Holding Corporation (the “Xperi Merger”) and (ii) TiVo Merger Sub was merged with and into TiVo, with TiVo surviving the merger as a subsidiary of Xperi Holding Corporation (the “TiVo Merger” and together with the Xperi Merger, the “Mergers”). Immediately following the consummation of the Mergers, each of Xperi and TiVo became wholly-owned subsidiaries of the Company.

The Mergers created a leading consumer and entertainment product/solutions and IP licensing company. The Company’s IP business includes one of the industry’s largest and most successful IP portfolios licensed to a diverse base of customers. On the product side, the Company offers a seamless end-to-end entertainment experience from creation to consumption, with greater scale, technology depth and breadth, and a platform relevant to one of the biggest challenges consumers of entertainment face today – how to quickly and easily find, watch and enjoy entertainment.

The Company is currently contemplating and may pursue, subject to any required regulatory approvals, a separation of the Company’s product business and IP licensing business through a tax-efficient transaction, resulting in two independent, publicly traded companies. The Company is evaluating the optimal timing of the contemplated business separation and currently anticipates that such separation will not be completed earlier than the first half of 2022.

Merger Consideration

The consideration of $828.3 million for the Mergers was calculated as follows (amounts in thousands except exchange ratio and share price):

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

Purchase Price Allocation

Based on an evaluation of the provisions of ASC 805, “Business Combinations,” Xperi was determined to be the accounting acquirer in the Mergers. The Company has applied the acquisition method of accounting that requires, among other things, that identifiable assets acquired and liabilities assumed generally be recognized on the balance sheet at fair value as of the acquisition date. In determining the fair value, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being fair valued. The estimation of fair value required significant judgment related to future net cash flows (including revenue, operating expenses, and working capital), discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables, and other factors. Inputs were generally determined by taking into account historical data (supplemented by current and anticipated market conditions) and growth rates.

The preliminary fair value estimates and assumptions to measure the assets acquired and liabilities assumed were subject to change as the Company obtained additional information during the measurement period. During the three months ended June 30, 2021, the Company completed its accounting for the Mergers with no further adjustments made to the fair value. The following table sets forth the purchase price allocation, as well as adjustments made during the measurement period ($ in thousands):

	Estimated Useful Life (years)		Preliminary Fair Value (1)	Measurement Period Adjustments (2)	Final Fair Value (3)
Cash and cash equivalents			$117,424	$—	$117,424
Accounts receivable			105,778	—	105,778
Unbilled contracts receivable			69,058	—	69,058
Other current assets			21,690	233	21,923
Long-term unbilled contracts receivable			129	—	129
Property and equipment			41,307	—	41,307
Operating lease right-of-use assets			71,444	—	71,444
Identifiable intangible assets:
Patents	10	457,400
Customer contracts and related relationships	4-9	358,200
Developed technology	5	34,800
Content database	9	6,200
Trademarks and tradenames	N/A	21,400
Total identifiable intangible assets			878,000	—	878,000
Goodwill			461,129	116	461,245
Other long-term assets			43,700	(141)	43,559
Accounts payable			(13,258)	—	(13,258)
Accrued legal fees			(5,619)	—	(5,619)
Accrued liabilities			(79,071)	(530)	(79,601)
Current portion of deferred revenue			(29,291)	—	(29,291)
Current portion of long-term debt			(734,609)	—	(734,609)
Deferred revenue, less current portion			(24,319)	—	(24,319)
Long-term deferred tax liabilities			(27,949)	421	(27,528)
Long-term debt			(48)	—	(48)
Noncurrent operating lease liabilities			(59,291)	—	(59,291)
Other long-term liabilities			(7,870)	(99)	(7,969)
Total purchase price			$828,334	$—	$828,334

(1) As previously reported in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020.

(2) All adjustments were recorded during the 12-month period following the Merger date. These measurement period adjustments primarily related to current indirect taxes payable, current and non-current income taxes receivable and payable, and deferred taxes as additional information was received and tax returns were finalized. All measurement period adjustments were offset against goodwill.

(3) As of June 30, 2021.

Transaction and Severance Costs

In connection with the Mergers, the Company has incurred significant one-time expenses such as transaction and integration related costs (e.g. bankers fees, legal fees, consultant fees, etc.), lease impairment charges due to facilities consolidation, severance and retention costs (including stock-based compensation expense resulting from the contractually-required acceleration of equity instruments for departing executives). Total transaction and integration related costs were $0.1 million and $0.4 million for the three and six months ended June 30, 2021, respectively, and $24.4 million and $27.5 million for the three and six months ended June 30, 2020, respectively. Post-merger severance and retention costs amounted to $1.8 million and $6.4 million for the three and six months ended June 30, 2021, respectively, and $8.2 million and $8.2 million for the three and six months ended June 30, 2020, respectively.

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

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Revenue	$230,983	$505,878
Net income (loss) attributable to Xperi Holding Corporation	$32,445	$(123,009)

MobiTV

On May 31, 2021, the Company completed its acquisition of certain assets and assumption of certain liabilities of MobiTV, Inc. (“MobiTV”, and the acquisition, the “MobiTV Acquisition”), a provider of application-based Pay TV video delivery solutions. The acquisition expands the Company’s IPTV Managed Service capabilities, which is expected to grow the addressable market for the Company’s IPTV products and further secure TiVo’s position as a leading provider of Pay TV solutions. The net purchase price for the MobiTV Acquisition was $17.4 million in cash.

Preliminary Purchase Price Allocation

The MobiTV Acquisition has been accounted for as a business combination, using the acquisition method. The following table presents the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded to goodwill, all of which is expected to be deductible for tax purposes. The allocation of the purchase price was based upon a preliminary valuation and thus the estimates and assumptions used are subject to change. Based upon the fair values acquired, the purchase price allocation is as follows ($ in thousands):

	Estimated Useful Life (years)		Estimated Fair Value
Other current assets			$390
Property and equipment			9,223
Operating lease right-of-use assets			1,186
Identifiable intangible assets:
Patents	10	5,000
Technology	6	3,260
Total identifiable intangible assets			8,260
Goodwill			4,059
Other long-term assets			115
Accrued liabilities			(5,288)
Noncurrent operating lease liabilities			(545)
Total purchase price			$17,400

The above allocation of the purchase price is provisional and is still subject to change within the measurement period, including potential adjustments relating to income taxes and indirect taxes as additional information is received. The final allocation of the purchase price is expected to be completed as soon as practicable, but no later than one year from the date of the acquisition.

The results of operations and cash flows relating to the business acquired pursuant to the MobiTV Acquisition have been included in the Company’s condensed consolidated financial statements for periods subsequent to May 31, 2021, and the related assets and liabilities were recorded at their estimated fair values in the Company’s Condensed Consolidated Balance Sheet as of May 31, 2021. For the three and six months ended June 30, 2021, the acquired MobiTV business contributed $0.6 million of revenue and $1.1 million of operating loss, respectively, to the operating results of the Company. The operations acquired in the MobiTV Acquisition are included in the Company’s Product segment.

Supplemental Pro Forma Information

The following unaudited pro forma financial information assumes the MobiTV Acquisition was completed as of January 1, 2020. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the MobiTV Acquisition had taken place on January 1, 2020, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if the acquired operations of MobiTV had been included in the Company's Condensed Consolidated Statements of Operations as of January 1, 2020 (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue	$223,363	$139,351	$447,727	$257,933
Net loss attributable to Xperi Holding Corporation	$(8,606)	$(32,315)	$(14,868)	$(25,126)

The unaudited supplemental pro forma information above includes the following pro forma adjustments: removal of certain elements of the historical MobiTV business that were not acquired, elimination of inter-company transactions between MobiTV and TiVo, adjustments for transaction related costs, and adjustments to reflect the impact of purchase accounting adjustments. The unaudited supplemental pro forma information above does not include any cost saving synergies from operating efficiencies.

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The changes to the carrying value of goodwill from January 1, 2021 through June 30, 2021 are reflected below (in thousands):

December 31, 2020	$847,029
Goodwill acquired through a business acquisition (1)	4,059
June 30, 2021	$851,088	(2)

(1) Related to the MobiTV Acquisition completed in June 2021. For more information regarding the transaction, see “Note 7 -  Business Combinations.”

(2) The Company's reporting units include the Product segment and the IP Licensing segment (defined further in “Note 16 - Segment and Geographic Information”). Of the carrying value of goodwill, approximately $527.8 million was allocated to the Product segment and approximately $323.3 million was allocated to the IP Licensing segment as of June 30, 2021.

Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	June 30, 2021			December 31, 2020
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology (1)	3-15	$664,085	$(196,056)	$468,029	$659,085	$(167,916)	$491,169
Existing technology / content database (2)	5-10	251,445	(189,001)	62,444	248,110	(169,326)	78,784
Customer contracts and related relationships	3-9	650,132	(310,526)	339,606	650,171	(256,199)	393,972
Trademarks/trade name	4-10	40,083	(23,317)	16,766	40,083	(21,029)	19,054
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total finite-lived intangible assets		1,607,976	(721,131)	886,845	1,599,680	(616,701)	982,979
Indefinite-lived intangible assets
TiVo Tradename/trademarks	N/A	21,400	—	21,400	21,400	—	21,400
Total intangible assets		$1,629,376	$(721,131)	$908,245	$1,621,080	$(616,701)	$1,004,379

(1)	In June 2021, patents were acquired through the MobiTV Acquisition with a purchase price value equal to $5.0 million. See “Note 7 – Business Combinations.”
(2)	In June 2021, existing technology was acquired through the MobiTV Acquisition with a purchase price value equal to $3.3 million. See “Note 7 – Business Combinations.”

As of June 30, 2021, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

2021 (remaining 6 months)	$98,737
2022	155,140
2023	144,169
2024	105,256
2025	80,896
Thereafter	302,647
$886,845

NOTE 9 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	June 30, 2021	December 31, 2020
2020 Term B Loan Facility	$—	$873,750
Refinanced Term B Loans	810,000	—
2021 Convertible Notes	48	48
Unamortized debt discount and issuance costs	(26,551)	(34,448)
	783,497	839,350
Less: current portion, net of debt discount and issuance costs	(36,028)	(43,689)
Total long-term debt, net of current portion	$747,469	$795,661

2020 Term B Loan Facility

On June 1, 2020, in connection with the consummation of the Mergers with TiVo, the Company entered into a Credit Agreement (the “2020 Credit Agreement”) by and among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The 2020 Credit Agreement provided for a five-year senior secured term B loan facility in an aggregate principal amount of $1,050 million (the “2020 Term B Loan Facility”). The interest rate applicable to loans outstanding under the 2020 Term B Loan Facility was equal to, at the Company’s option, either (i) a base rate plus a margin of 3.00% per annum or (ii) LIBOR plus a margin of 4.00% per annum. Commencing on September 30, 2020, the 2020

Term B Loan Facility was amortized in aggregate quarterly amounts equal to (i) with respect to repayments occurring on or prior to June 1, 2023, 1.25% of the original principal amount of the 2020 Term B Loan Facility and (ii) with respect to repayments occurring after June 1, 2023 and prior to June 1, 2025, 1.875% of the original principal amount of the 2020 Term B Loan Facility, with the balance payable on the maturity date of the 2020 Term B Loan Facility (in each case subject to adjustment for prepayments). The 2020 Term B Loan Facility was scheduled to mature on June 1, 2025. Upon the closing of the 2020 Credit Agreement, the Company borrowed $1,050 million under the 2020 Term B Loan Facility. Net proceeds were used on June 1, 2020, together with cash and cash equivalents, to refinance the existing indebtedness of the combined Company, including paydown of the TiVo 2019 Term Loan of $734.6 million. See “Note 7 – Business Combinations” for additional information relating to the Mergers. Additionally, debt discount and issuance costs of approximately $39.7 million were incurred and capitalized in connection with the 2020 Term B Loan Facility in June 2020. The Company commenced repaying quarterly installments under the 2020 Term B Loan Facility in the third quarter of 2020, and also elected to make a voluntary principal payment of $150.0 million on December 31, 2020.

Refinanced Term B Loans

On June 8, 2021, the Company and the loan parties entered into Amendment No. 1 to the 2020 Credit Agreement (the “Amendment”). In connection with the Amendment, the Company made a voluntary prepayment of $50.6 million of the term loan outstanding under the 2020 Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a replacement of the outstanding term loans with a new tranche of term loans (the “Refinanced Term B Loans”) in an aggregate principal amount of $810.0 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of base rate loans, 2.50% per annum and (y) in the case of Eurodollar loans, LIBOR plus a margin of 3.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the Refinanced Term B Loans within six months of the closing date of the Amendment, (iv) an extension of the maturity to June 8, 2028, and (v) certain additional amendments, including amendments to provide the Company with additional flexibility under the covenant governing restricted payments.

The obligations under the 2020 Credit Agreement, inclusive of any changes by the Amendment, continue to be guaranteed by Xperi, TiVo and certain other of the Company’s wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) and continue to be secured by a lien on substantially all of the assets of the Company and the Guarantors.

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Company was in compliance with all requirements as of June 30, 2021. The 2020 Credit Agreement, as amended, also requires the Company to make additional cash payments on an annual basis beginning in March 2023 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year.

Certain lenders of the 2020 Term B Loan Facility participated in the Amendment and the changes in terms were not considered substantial. Accordingly, the Company accounted for the refinancing event for these lenders as a debt modification under ASC 470-50, “Debt — Modifications and Extinguishments.” Under its policy, the Company elected to continue to defer the unamortized debt discount and issuance costs for these continuing lenders related to the partial pay-down of the debt. Certain lenders of the 2020 Term B Loan Facility did not participate in the Amendment. Accordingly, the Company accounted for the refinancing event for these lenders as a debt extinguishment. As a result, the Company recorded an $8.0 million loss on debt extinguishment in the second quarter of 2021, related to the write-off of unamortized debt discount and issuance costs for the portions of the 2020 Term B Loan Facility considered to be extinguished.

In connection with its entry into the Amendment, the Company incurred $6.8 million in debt financing costs, of which $4.2 million were capitalized in accordance with ASC 835-30 “Debt Issuance Costs” and, together with a portion of the unamortized debt discount and issuance costs from the 2020 Term B Loan Facility, are being amortized into interest expense over the term of the Amendment. Under ASC 470-50, the remaining $2.6 million, primarily related to third-party fees, were recorded as selling, general and administrative expense in the second quarter of 2021.

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

On January 23, 2018, the Company and the loan parties entered into an amendment to the Credit Agreement (the 2018 “Amendment”). In connection with the 2018 Amendment, the Company made a voluntary prepayment of $100.0 million of the term loan outstanding under the Credit Agreement using cash on hand. The 2018 Amendment provided for, among other things, a replacement of the outstanding initial term loan with the new tranche term B-1 loan in a principal amount of $494.0 million. On June 1, 2020, the entire remaining balance of $344.0 million was paid off using proceeds from the 2020 Term B Loan Facility in connection with the Mergers. As a result of the refinancing transaction, the Company recorded a loss on early extinguishment of debt of $8.3 million, which consisted of unamortized debt discount and issuance costs, in its Condensed Consolidated Statements of Operations during the second quarter of 2020.

2019 Term Loan Facility

In connection with the Mergers, the Company paid off the outstanding balance under TiVo’s 2019 Term Loan. The 2019 Term Loan Facility Agreement was entered into on November 22, 2019 between TiVo, as borrower, and the lenders party thereto and HPS Investment Partners, LLC as administrative agent and collateral agent. Under the 2019 Term Loan, TiVo borrowed $715.0 million, which was scheduled to mature on November 22, 2024.

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

Interest Expense and Expected Principal Payments

At June 30, 2021, $810.0 million in total debt was outstanding with an interest rate, including the amortization of debt discount and issuance costs, of 5.0%. There were also $26.6 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. Interest is payable monthly on the Refinanced Term B Loans. Interest expense was $10.6 million and $21.9 million for the three and six months ended June 30, 2021, respectively. Interest expense was $7.0 million and $11.2 million for the three and six months ended June 30, 2020, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $1.9 million and $4.1 million for the three and six months ended June 30, 2021, respectively, and $1.2 million and $1.8 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2021 (remaining 6 months)	$20,250
2022	40,500
2023	40,500
2024	40,500
2025	40,500
Thereafter	627,750
Total	$810,000

NOTE 10 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Denominator:
Weighted average shares of common stock outstanding	104,906	69,160	104,923	59,462
Less: shares of restricted stock subject to repurchase	—	—	—	—
Total common shares-basic	104,906	69,160	104,923	59,462
Effect of dilutive securities:
Options	—	—	29	—
Restricted stock awards and units	—	—	2,715	—
Total common shares-diluted	104,906	69,160	107,667	59,462

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

For the three months ended June 30, 2021, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 5.8 million shares, subject to stock options and restricted stock awards and units, were excluded from the computation of diluted net loss per share for the three months ended June 30, 2021, because including them would have been anti-dilutive.

For the six months ended June 30, 2021, in the calculation of net income per share, 2.1 million shares, subject to stock options and restricted stock awards and units, were excluded from the computation of diluted net income per share as they were anti-dilutive.

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

As of June 30, 2021, there were 5.3 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2020	637	$29.59
Options granted	—	—
Options exercised	(37)	$20.28
Options canceled / forfeited / expired	(140)	$44.91
Balance at June 30, 2021	460	$25.71

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of June 30, 2021 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2020	5,662	1,061	6,723	$16.63
Awards and units granted	2,999	645	3,644	$23.59
Awards and units vested / earned	(1,050)	—	(1,050)	$20.61
Awards and units canceled / forfeited	(505)	(42)	(547)	$16.49
Balance at June 30, 2021	7,106	1,664	8,770	$19.05

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

As of June 30, 2021, there were 1.4 million shares reserved for grant under the Company’s 2020 ESPP.

Stock Repurchase Programs

Following the termination of Xperi’s prior stock repurchase program after the closing of the Mergers, on June 12, 2020 the Board of Directors (the “Board”) of the Company authorized a new stock repurchase program providing for the repurchase of up to $150.0 million of the Company's Common Stock dependent on market conditions, share prices and other factors. On April 22, 2021, the Board authorized an additional $100.0 million of purchases under the existing stock repurchase plan. As of June 30, 2021, the Company has repurchased a total of approximately 6.4 million shares of common stock, since inception of the plan, at an average price of $16.30 per share for a total cost of $105.1 million. As of December 31, 2020, the Company had repurchased a total of approximately 4.9 million shares of common stock, since inception of the plan, at an average price of $14.25 per share for a total cost of $70.1 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2021, the total remaining amount available for repurchase under this plan was $144.9 million. The Company expects to continue to execute authorized repurchases from time to time under the plan.

The Company issues restricted stock units as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the condensed consolidated financial statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the three months ended June 30, 2021 and 2020, the Company withheld 0.1 million and 0.2 million shares of common stock to satisfy $1.0 million and $2.8 million of required withholding taxes, respectively. During the six months ended June 30, 2021 and 2020, the Company withheld 0.4 million and 0.4 million shares of common stock to satisfy $8.3 million and $5.9 million of required withholding taxes, respectively.

NOTE 12 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three and six months ended June 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cost of licensing, services and software revenue	$529	$73	$852	$73
Research, development and other related costs	4,810	2,838	9,157	5,874
Selling, general and administrative	9,496	5,558	18,045	10,509
Total stock-based compensation expense	14,835	8,469	28,054	16,456
Tax effect on stock-based compensation expense	(180)	(353)	(334)	(1,495)
Net effect on net income (loss)	$14,655	$8,116	$27,720	$14,961

SBC expense categorized by various equity components for the three and six months ended June 30, 2021 and 2020 is summarized in the table below (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Restricted stock awards and units	$13,400	$8,147	$25,330	$15,440
Employee stock purchase plan	1,414	296	2,684	986
Employee stock options	21	26	40	30
Total stock-based compensation expense	$14,835	$8,469	$28,054	$16,456

There were no options granted in the three and six months ended June 30, 2021 and 2020.

The following assumptions were used to value the restricted stock units subject to market conditions granted during the period:

	March 2021	July 2020*
Expected life (years)	3.0	3.0
Risk-free interest rate	0.3%	0.2%
Dividend yield	1.0%	1.4%
Expected volatility	47.9%	51.3%

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

NOTE 13 – INCOME TAXES

For the three months ended June 30, 2021, the Company recorded an income tax benefit of $2.9 million on pretax loss of $4.7 million and for the six months ended June 30, 2021, the Company recorded an income tax benefit of $6.9 million on a pretax loss of $4.2 million, which resulted in an effective tax rate of 162.6% for the six months ended June 30, 2021. The income tax benefit for the three and six months ended June 30, 2021 was primarily related to foreign withholding taxes, U.S. federal base erosion and anti-abuse tax (“BEAT”) and unrealized foreign exchange loss from the prior year South Korea refund claims. The Company’s effective tax rate was based on the projected 2021 GAAP U.S. pretax loss and is significantly higher than the 21%

U.S. federal tax rate. The Company’s effective tax rate is the result of the most significant components of income tax expense, primarily driven by foreign withholding and BEAT.

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

As of June 30, 2021, gross unrecognized tax benefits increased $1.6 million to $228.7 million compared to $227.2 million as of December 31, 2020. This was included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $96.0 million would affect the effective tax rate if recognized. As of June 30, 2020, gross unrecognized tax benefits of $184.0 million were included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $99.6 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized interest and penalties related to unrecognized tax benefits of $0.8 million and an insignificant amount for the six months ended June 30, 2021 and 2020, respectively. Accrued interest and penalties were $3.4 million and $2.5 million as of June 30, 2021 and December 31, 2020, respectively.

As of June 30, 2021, the Company’s 2016 through 2020 tax years are generally open and subject to potential examination in one or more jurisdictions. Earlier tax years for the Company and its subsidiaries are also open in certain jurisdictions which are currently subject to examination. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company has submitted withholding tax refund claims with the South Korean authorities, and the final outcome is not anticipated to be settled within the next twelve months.

NOTE 14 – LEASES

The Company leases office and research facilities, data centers and office equipment under operating leases which expire through 2029. The Company’s leases have remaining lease terms of one year to eight years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next 6 years or less. Leases with an initial term of 12 months or less are not recorded on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Fixed lease cost (1)	$5,528	$3,323	$10,994	$5,156
Variable lease cost	1,187	594	2,552	941
Less: sublease income	(3,157)	(843)	(5,346)	(843)
Total operating lease cost	$3,558	$3,074	$8,200	$5,254

(1) Includes short-term leases, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended,		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,761	$3,088	$11,316	$4,726
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$3,478	$3,673	$3,478	$3,673

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	4.8	5.1
Weighted-average discount rate:
Operating leases	5.1%	5.2%

Future minimum lease payments and related lease liabilities as of June 30, 2021 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2021 (remaining 6 months)	$10,258	$(3,189)	$7,069
2022	19,597	(7,404)	12,193
2023	17,620	(7,533)	10,087
2024	16,589	(7,610)	8,979
2025	15,009	(7,386)	7,623
Thereafter	9,420	(935)	8,485
Total lease payments	88,493	(34,057)	54,436
Less: imputed interest	(10,379)	—	(10,379)
Present value of lease liabilities:	$78,114	$(34,057)	$44,057

Less: current obligations under leases (accrued liabilities)	16,835
Noncurrent operating lease liabilities	$61,279

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of June 30, 2021, the Company’s total future unconditional purchase obligations were approximately $137.3 million. Additionally, under certain other contractual arrangements, the Company may be obligated to pay up to $2.3 million, a majority of which is expected to be paid by 2022, if certain milestones are achieved.

On December 31, 2019, TiVo entered into a contract requiring the Company to generate a minimum number of Qualified Referred Subscribers (as defined in the contract) over a 30 month period. In the event that the aggregate number of Qualified Referred Subscribers generated by the Company within the specified time period is less than the minimum guaranteed subscribers, the Company was required to pay an amount equal to the shortfall between the number of Qualified Referred Subscribers generated by the Company and the required minimum multiplied by a per Qualified Referred Subscribers fee, up to a maximum of $5.0 million. During the second quarter of 2021, the Company renegotiated the contract and agreed to the revised terms by removing the commitment to pay a shortfall in the number of Qualified Referred Subscribers as previously defined. As part of the contract revision, the Company agreed to, on or before June 30, 2022, promote the other party’s TV services by purchasing and displaying a certain number of video ad impressions over the course of three or more campaigns. The cost of the impressions is estimated at $0.8 million and was accrued in the Company’s Condensed Consolidated Balance Sheets as of June 30, 2021.

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2021, the Company had total purchase commitments for inventory of $11.8 million, of which $1.1 million was accrued in the Condensed Consolidated Balance Sheet.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Product segment	$120,426	$64,124	$244,008	$120,066
IP Licensing segment	101,846	73,507	199,860	135,230
Total revenue	222,272	137,631	443,868	255,296
Operating expenses:
Product segment	105,047	66,557	213,579	112,794
IP Licensing segment	34,875	20,449	68,442	30,744
Unallocated operating expenses (1)	69,096	68,344	138,194	104,950
Total operating expenses	209,018	155,350	420,215	248,488
Operating income (loss):
Product segment	15,379	(2,433)	30,429	7,272
IP Licensing segment	66,971	53,058	131,418	104,486
Unallocated operating expenses (1)	(69,096)	(68,344)	(138,194)	(104,950)
Total operating income (loss)	$13,254	$(17,719)	$23,653	$6,808

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

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., principally in Asia, and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
U.S.	$141,510	64%	$43,049	31%	$273,008	62%	$66,094	26%
Japan	24,258	11	14,032	10	50,702	11	65,354	26
South Korea	15,273	7	60,974	45	33,786	8	88,557	35
Europe and Middle East	14,849	6	6,982	5	31,270	7	11,430	4
Other	26,382	12	12,594	9	55,102	12	23,861	9
	$222,272	100%	$137,631	100%	$443,868	100%	$255,296	100%

For the three months ended June 30, 2021 and 2020, there were no customers and one customer, respectively, that each accounted for 10% or more of total revenue. For the six months ended June 30, 2021 and 2020, there were no customers and two customers, respectively, that each accounted for 10% or more of total revenue. As of June 30, 2021 and December 31, 2020, there were one customer and two customers, respectively, that each accounted for 10% or more of total accounts receivable.

NOTE 17 - SUBSEQUENT EVENTS

On July 26, 2021, the Board declared a cash dividend of $0.05 per share of common stock, payable on September 14, 2021 to the stockholders of record at the close of business on August 24, 2021.

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

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Quarterly Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our intent to enforce our intellectual property rights, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management's plans and objectives for our current and future operations, our plans for quarterly dividends and stock repurchases, the levels of customer spending or research and development activities, general economic conditions, the impact of the COVID-19 pandemic and related events, the impact of the Mergers (as defined below) and other acquisitions on our financial condition and results of operations, our plans to separate our product and IP licensing businesses, and the sufficiency of financial resources to support future operations and capital expenditures.

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

We are a leading consumer and entertainment product/solutions licensing company and one of the industry’s largest intellectual property (IP) licensing platforms, with a diverse portfolio of media and semiconductor intellectual property and more than 11,000 patents and patent applications worldwide. We invent, develop, and deliver technologies that enable extraordinary experiences. Xperi technologies, delivered via our brands (DTS, HD Radio, IMAX Enhanced, Invensas, TiVo), and by our subsidiary, Perceive Corporation (“Perceive”), make entertainment more entertaining, and smart devices smarter. Our technologies are integrated into billions of consumer devices, media platforms, and semiconductors worldwide, driving increased value for partners, customers and consumers. We shape how millions of consumers access and experience entertainment content, and our innovations are found in billions of devices and hundreds of millions of interfaces around the globe. Headquartered in Silicon Valley with operations around the world, we have approximately 1,800 employees and over 35 years of operating experience.

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

COVID-19 Impact

Our business and results of operations have been adversely affected by the global COVID-19 pandemic and related events and we expect its impact to continue. The impact to date has included periods of significant volatility in various markets and industries. The volatility has had, and we anticipate it will continue to have, an adverse effect on our customers and on our business, financial condition and results of operations, and may result in an impairment of our long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies. In particular, the automotive market, as well as the broad consumer electronics industry, has been and may continue to be impacted by the pandemic and/or other events beyond our control, and further volatility could have an additional negative impact on these industries, customers, and our business. In addition, the COVID-19 pandemic and, to a lesser extent, U.S. restrictions on trade with certain Chinese customers, have impacted and may continue to impact the financial conditions of our customers.

In addition, actions by United States federal, state and foreign governments to address the COVID-19 pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, also had a significant adverse effect on the markets in which we conduct our businesses. COVID-19 poses the risk that our workforce, suppliers, and other partners may be prevented from conducting normal business activities for an extended period of time, including due to shutdowns or stay-at-home orders that may be requested or mandated by governmental authorities. We have implemented policies to allow our employees to work remotely as a result of the pandemic as we reviewed processes related to workplace safety, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention. The COVID-19 pandemic could also cause delays in acquiring new customers and executing renewals and could also impact our business as consumer behavior changes in response to the pandemic.

Since the start of the second quarter of 2021, there has been increased availability and administration of vaccines against COVID-19, as well as an easing of restrictions on social, business, travel, and government activities and functions, and we have experienced a gradual resumption of economic activities in our industries. On the other hand, infection rates continue to fluctuate in various regions and new strains of the virus remain a risk. In addition, there are ongoing global impacts resulting from the pandemic, including disruption of the product supply chains, shortages of semiconductor components, and delays in shipments, product development, and product launches. We have been closely monitoring the COVID-19 pandemic and its impact on our business, including legislation to mitigate the impact of COVID-19 such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act which was enacted in March 2020, and the American Rescue Plan Act of 2021 which was enacted in March 2021. Although a significant portion of our anticipated revenue for 2021 is derived from fixed-fee and minimum-guarantee arrangements, primarily from large, well-capitalized customers which we believe somewhat mitigates the risks to our business, our per-unit and variable-fee based revenue will continue to be susceptible to the volatility, supply chain disruptions, microchip shortages and potential market downturns induced by the COVID-19 pandemic.

The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; and the impact of the pandemic on the global economy and demand for consumer products. Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our financial expenditures in response to continued uncertainty. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors of the Form 10-K.

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

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Licensing, services and software	98%	99%	98%	99%
Hardware	2	1	2	1
Total revenue	100	100	100	100
Operating expenses:
Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets	10	6	10	4
Cost of hardware revenue, excluding depreciation and amortization of intangible assets	2	1	3	1
Research, development and other related costs	25	28	25	26
Selling, general and administrative	30	50	30	41
Depreciation expense	3	2	3	2
Amortization expense	23	23	23	21
Litigation expense	1	3	1	2
Total operating expenses	94	113	95	97
Operating income (loss)	6	(13)	5	3
Interest expense	5	5	5	5
Other income and expense, net	(1)	—	(1)	—
Loss on debt extinguishment	4	6	2	3
Loss before taxes	(2)	(24)	(1)	(5)
Benefit from income taxes	(1)	(7)	(2)	(3)
Net income (loss)	(1)%	(17)%	1%	(2)%

Total Revenue (in thousands, except for percentages):

	Three Months Ended
	June 30, 2021	June 30, 2020	Increase/ (Decrease)	% Change
Total revenue	$222,272	$137,631	$84,641	61%

The $84.6 million, or 61% increase in total revenue for the three months ended June 30, 2021, compared to the same period in the prior year, was primarily due to the inclusion of a full quarter of post-merger revenue from TiVo in the three months ended June 30, 2021. Excluding TiVo revenue, legacy Xperi revenue would have decreased primarily due to a decline in revenue from the Semiconductor IP licensing business, partially offset by an increase in revenue from the Product business.

	Six Months Ended
	June 30, 2021	June 30, 2020	Increase/ (Decrease)	% Change
Total revenue	$443,868	$255,296	$188,572	74%

The $188.6 million, or 74% increase in total revenue for the six months ended June 30, 2021, compared to the same period in the prior year, was primarily due to the inclusion of a full six months of post-merger revenue from TiVo in the six months ended June 30, 2021. Excluding TiVo revenue, legacy Xperi revenue would have decreased primarily due to a decline in revenue from the Semiconductor IP licensing business.

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

Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets, for the three months ended June 30, 2021 was $22.4 million, as compared to $8.3 million for the three months ended June 30, 2020, an increase of $14.1 million. The increase was primarily due to the inclusion of a full quarter of post-merger TiVo expenses in the three months ended June 30, 2021.

Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets, for the six months ended June 30, 2021 was $43.8 million, as compared to $9.8 million for the six months ended June 30, 2020, an increase of $34.0 million. The increase was primarily due to the inclusion of a full six months of post-merger TiVo expenses in the six months ended June 30, 2021.

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

Cost of hardware revenue, excluding depreciation and amortization of intangible assets, for the three months ended June 30, 2021 was $4.5 million, as compared to $1.4 million for the three months ended June 30, 2020, an increase of $3.1 million. The increase was primarily due to the inclusion of a full quarter of post-merger TiVo expenses in the three months ended June 30, 2021.

Cost of hardware revenue, excluding depreciation and amortization of intangible assets, for the six months ended June 30, 2021 was $11.2 million, as compared to $1.5 million for the six months ended June 30, 2020, an increase of $9.7 million. The increase was primarily due to the inclusion of a full six months of post-merger TiVo expenses in the six months ended June 30, 2021.

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

R&D expense for the three months ended June 30, 2021 was $54.4 million, as compared to $38.2 million for the three months ended June 30, 2020, an increase of $16.2 million. The increase was primarily due to the inclusion of a full quarter of post-merger TiVo R&D expenses in the three months ended June 30, 2021, partially offset by a decrease in severance and retention as well as personnel related costs resulting from cost synergies implemented subsequent to the Mergers.

R&D expense for the six months ended June 30, 2021 was $109.6 million, as compared to $66.8 million for the six months ended June 30, 2020, an increase of $42.8 million. The increase was due to the inclusion of a full six months of post-merger TiVo R&D expenses in the six months ended June 30, 2021, partially offset by a decrease in severance and retention as well as personnel related costs resulting from cost synergies implemented subsequent to the Mergers.

We believe that a significant level of R&D expense will be required for us to remain competitive in the future. We also anticipate that R&D expense will increase in 2021 when compared to 2020 primarily due to the inclusion of a full year of TiVo operations in our consolidated results.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2021 were $67.7 million, as compared to $68.2 million for the three months ended June 30, 2020, a decrease of $0.5 million. The decrease was due principally to decreases in merger related transaction costs, severance and retention, and sales/marketing promotion expenses, partially offset by incremental SG&A expenses as a result of including a full quarter of post-merger TiVo operations and certain expensed debt refinancing costs in the three months ended June 30, 2021.

SG&A expenses for the six months ended June 30, 2021 were $135.1 million, as compared to $104.8 million for the six months ended June 30, 2020, an increase of $30.3 million. The increase was due principally to the inclusion of a full six months of post-merger TiVo SG&A expenses and certain expensed debt refinancing costs, partially offset by decreases in merger related transaction costs, severance and retention, sales/marketing promotion expenses, and provision for credit losses in the six months ended June 30, 2021.

We anticipate SG&A expenses will increase in 2021 when compared to 2020 primarily due to the inclusion of a full year of TiVo operations in our consolidated results.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2021 was $5.5 million, as compared to $3.3 million for the three months ended June 30, 2020, an increase of $2.2 million. Depreciation expense for the six months ended June 30, 2021 was $11.2 million, as compared to $5.1 million for the six months ended June 30, 2020, an increase of $6.1 million. The increases were primarily attributable to depreciation expense on TiVo fixed assets added through the Mergers in June 2020.

We anticipate depreciation expense will continue to increase in 2021 as compared to 2020 as a result of the inclusion of the full year effect of TiVo’s assets after the Mergers.

Amortization Expense

Amortization expense for the three months ended June 30, 2021 was $52.2 million, as compared to $32.0 million for the three months ended June 30, 2020, an increase of $20.2 million. Amortization expense for the six months ended June 30, 2021 was $104.4 million, as compared to $54.6 million for the six months ended June 30, 2020, an increase of $49.8 million. The increases were primarily attributable to amortization of intangible assets recorded in connection with the Mergers in June 2020, and secondarily due to a significant amount of intangible assets acquired in the fourth quarter of 2020.

With the Mergers, we anticipate that amortization expense will continue to be a significant expense since we acquired approximately $878 million in intangible assets in the Mergers which will be amortized over the next several years. See “Note 8 – Goodwill and Identified Intangible Assets” in the Notes to Condensed Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the three months ended June 30, 2021 was $2.3 million, as compared to $3.9 million for the three months ended June 30, 2020, a decrease of $1.6 million. Litigation expense for the six months ended June 30, 2021 was $4.8 million, as compared to $6.0 million for the six months ended June 30, 2020, a decrease of $1.2 million. The decreases were primarily due to reduced case activity, partially offset by inclusion of post-merger TiVo litigation expenses.

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

Stock-based Compensation Expense

The following table sets forth our stock-based compensation (“SBC”) expense for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cost of licensing, services and software revenue	$529	$73	$852	$73
Research, development and other related costs	4,810	2,838	9,157	5,874
Selling, general and administrative	9,496	5,558	18,045	10,509
Total stock-based compensation expense	$14,835	$8,469	$28,054	$16,456

Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. The increases in SBC expense for the three and six months ended June 30, 2021, compared to the corresponding periods in 2020, were primarily a result of including incremental expense from assumed TiVo stock awards from the Mergers and increases in stock award grants as a result of the Mergers.

Interest Expense

Interest expense for the three months ended June 30, 2021 was $10.6 million, as compared to $7.0 million for the three months ended June 30, 2020. Interest expense for the six months ended June 30, 2021 was $21.9 million, as compared to $11.2 million for the six months ended June 30, 2020. The increases in interest expense were primarily a result of a higher average debt balance as compared to the corresponding periods in 2020 as we entered into a new term loan of $1,050 million on June 1, 2020 to refinance the indebtedness of the combined companies in connection with the Mergers.

We anticipate interest expense will increase in 2021 when compared to 2020 as a result of a full year of the higher debt balance and amortization of debt discount and issuance costs following the Mergers, partially offset by the impact of the debt refinancing in June 2021 described below.

Other Income and expense, Net

Other income and expense, net, was $0.6 million for both the three months ended June 30, 2021 and June 30, 2020. Other income and expense, net, for the six months ended June 30, 2021 was $2.0 million, as compared to $1.1 million for the six months ended June 30, 2020. Other income and expense, net, in the first six months of 2021 was higher than the corresponding period in 2020 due principally to recognition of a loss of $0.7 million on our equity investment in Onkyo Corporation common stock during the six months ended June 30, 2020.

Loss on Debt Extinguishment

In June 2021, we refinanced the 2020 Term B Loan Facility by, among other things, lowering the interest rate on the debt. Certain lenders of the original loan syndication did not participate in the refinancing. Accordingly, we accounted for the refinancing event for these lenders as a debt extinguishment and recorded, in the second quarter of 2021, a loss on debt extinguishment of $8.0 million related to the write-off of unamortized debt discount and issuance costs for the portions of the 2020 Term B Loan Facility considered to be extinguished.

In connection with the Mergers and in June 2020, we refinanced the indebtedness of the combined companies by entering into the 2020 Term B Loan Facility, and consequently recognized a loss on early debt extinguishment on the legacy debt of $8.3 million in the three and six months ended June 30, 2020, respectively.

Provision for Income Taxes

Our provision for income taxes is based on our worldwide estimated annualized effective tax rate. For jurisdictions in which a loss is forecast but no benefit can be realized for those losses, the tax is estimated separately. In certain circumstances we also record the income tax effects of discrete transactions in the quarter in which the transaction has occurred. Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes are generally the primary driver of income tax expense and the primary reason for cash tax payments of income taxes. For the three months ended June 30, 2021, our effective tax rate was based on the projected 2021 GAAP U.S. pretax loss and is significantly higher than the 21% U.S. federal tax rate. The effective tax rate is the result of the most significant components of income tax expense, primarily driven by foreign withholding taxes and BEAT. The annualized effective tax rate is subject to change and such change could be significant.

For the three months ended June 30, 2021, we recorded an income tax benefit of $2.9 million on pretax loss of $4.7 million, and for the six months ended June 30, 2021, we recorded an income tax benefit of $6.9 million on a pretax loss of $4.2 million, which resulted in an effective tax rate of 162.6% for the six months ended June 30, 2021. The income tax benefit for the three and six months ended June 30, 2021 was primarily related to a projected negative U.S. effective tax rate applied to a year-to-date U.S. profit before tax.

For the three months ended June 30, 2020, we recorded an income tax benefit of $9.3 million on a pretax loss of $32.4 million, and for the six months ended June 30, 2020, we recorded an income tax benefit of $7.2 million on a pretax loss of $11.6 million, which resulted in an effective tax rate of 62.7% for the six months ended June 30, 2020. The tax benefit of $7.2 million is comprised of a $10.5 million tax benefit related to the five month pre-merger period and a tax expense of $3.3 million related to the one month post-merger period. The five month pre-merger income tax benefit of $10.5 million was primarily related to a net decrease in valuation allowance as a result of the Mergers, deduction from foreign-derived intangible income, and the release of unrecognized tax benefits due to the lapse of applicable statute of limitation offset by tax expense from operating income, shortfalls from stock-based compensation, certain non-deductible expenses, and unrealized foreign exchange losses from the prior period South Korea refund claim. The one month post-merger income tax expense of $3.3 million was primarily related to income tax expense from foreign operations, foreign withholding taxes and U.S. federal minimum tax.  As a result of the Mergers, a valuation allowance was recorded on the net deferred tax assets of the U.S. federal consolidated group.

The year-over-year decrease in income tax expense for the quarter ended June 30, 2021 is largely attributable to the application of a negative effective tax rate to year-to-date U.S. pre-tax income.

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

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenue:
Product segment	$120,426	$64,124	$244,008	$120,066
IP Licensing segment	101,846	73,507	199,860	135,230
Total revenue	222,272	137,631	443,868	255,296
Operating expenses:
Product segment	105,047	66,557	213,579	112,794
IP Licensing segment	34,875	20,449	68,442	30,744
Unallocated operating expenses (1)	69,096	68,344	138,194	104,950
Total operating expenses	209,018	155,350	420,215	248,488
Operating income (loss):
Product segment	15,379	(2,433)	30,429	7,272
IP Licensing segment	66,971	53,058	131,418	104,486
Unallocated operating expenses (1)	(69,096)	(68,344)	(138,194)	(104,950)
Total operating income (loss)	$13,254	$(17,719)	$23,653	$6,808

(1)

Unallocated operating expenses consist primarily of selling, marketing, general and administrative expenses, including administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

For the three months ended June 30, 2021, the unallocated operating expenses were $69.1 million, compared to $68.3 million for the three months ended June 30, 2020. The increase of $0.8 million was due principally to the inclusion of a full quarter of post-merger TiVo expenses and certain expensed debt refinancing costs, partially offset by decreases in merger related transaction costs, severance and retention, and sales/marketing promotion expenses in the three months ended June 30, 2021.

For the six months ended June 30, 2021, the unallocated operating expenses were $138.2 million compared to $105.0 million for the six months ended June 30, 2020. The increase of $33.2 million was due principally to the inclusion of a full six months of post-merger TiVo expenses and certain expensed debt refinancing costs, partially offset by decreases in merger related transaction costs, severance and retention, sales/marketing promotion expenses, and provision for credit losses in the six months ended June 30, 2021.

The revenue and operating income (loss) amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $851.1 million in goodwill at June 30, 2021, approximately $527.8 million was allocated to our Product segment and approximately $323.3 million was allocated to our IP Licensing segment.

Product Segment

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total revenue	$120,426	$64,124	$244,008	$120,066
Operating expenses:
Total cost of revenue	26,484	9,680	54,467	11,264
Research, development and other related costs	46,425	30,781	94,395	53,629
Litigation	564	529	1,654	739
Depreciation	3,832	2,797	7,626	4,169
Amortization	27,742	22,770	55,437	42,993
Total operating expenses	105,047	66,557	213,579	112,794
Total operating income (loss)	$15,379	$(2,433)	$30,429	$7,272

Product revenue for the three months ended June 30, 2021 was $120.4 million as compared to $64.1 million for the three months ended June 30, 2020, an increase of $56.3 million. The increase was primarily attributable to the inclusion of a full quarter of post-merger Product revenue from TiVo and an increase in revenue from the legacy Xperi Product business in the three months ended June 30, 2021. Product revenue for the six months ended June 30, 2021 was $244.0 million as compared to $120.1 million for the six months ended June 30, 2020, an increase of $123.9 million. The increase was primarily attributable to the inclusion of a full six months of post-merger Product revenue from TiVo.

Operating expenses for the three months ended June 30, 2021 were $105.0 million, as compared to $66.6 million for the three months ended June 30, 2020, an increase of $38.4 million. The increase was primarily due to the inclusion of a full quarter of post-merger TiVo Product expenses, partially offset by a decrease in severance and retention costs, as well as lower personnel related costs resulting from cost synergies implemented subsequent to the Mergers.

Operating expenses for the six months ended June 30, 2021 were $213.6 million, as compared to $112.8 million for the six months ended June 30, 2020, an increase of $100.8 million. The increase was primarily due to the inclusion of a full six months of post-merger TiVo Product expenses, partially offset by a decrease in severance and retention costs, as well as lower personnel related costs resulting from cost synergies implemented subsequent to the Mergers.

Operating income in the three months ended June 30, 2021 was $15.4 million compared to operating loss of $2.4 million in the three months ended June 30, 2020, with the variance due to the reasons stated above.

Operating income in the six months ended June 30, 2021 was $30.4 million compared to operating income of $7.3 million in the six months ended June 30, 2020, with the variance due to the reasons stated above.

IP Licensing Segment

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total revenue	$101,846	$73,507	$199,860	$135,230
Operating expenses:
Total cost of revenue	400	—	547	—
Research, development and other related costs	7,983	7,445	15,208	13,204
Litigation	1,738	3,342	3,181	5,235
Depreciation	254	388	506	745
Amortization	24,500	9,274	49,000	11,560
Total operating expenses	34,875	20,449	68,442	30,744
Total operating income	$66,971	$53,058	$131,418	$104,486

IP Licensing revenue for the three months ended June 30, 2021 was $101.8 million as compared to $73.5 million for the three months ended June 30, 2020, an increase of $28.3 million. The increase was primarily attributable to the inclusion of a full quarter of post-merger IP Licensing revenue from TiVo and revenue from the Comcast license executed in the fourth quarter of 2020, partially offset by a decline in revenue from the Semiconductor IP licensing business.

IP Licensing revenue for the six months ended June 30, 2021 was $199.9 million as compared to $135.2 million for the six months ended June 30, 2020, an increase of $64.7 million. The increase was primarily attributable to the inclusion of a full six months of post-merger IP Licensing revenue from TiVo and revenue from the Comcast license executed in the fourth quarter of 2020, partially offset by a decline in revenue from the Semiconductor IP licensing business.

Operating expenses for the three months ended June 30, 2021 were $34.9 million, as compared to $20.4 million for the three months ended June 30, 2020, an increase of $14.5 million. The increase was primarily due to the inclusion of a full quarter of post-merger TiVo IP Licensing expenses, partially offset by a decrease in litigation expenses, lower severance and retention costs, and lower personnel related costs resulting from cost synergies implemented subsequent to the Mergers.

Operating expenses for the six months ended June 30, 2021 were $68.4 million, as compared to $30.7 million for the six months ended June 30, 2020, an increase of $37.7 million. The increase was primarily due to the inclusion of a full six months of post-merger TiVo IP Licensing expenses, partially offset by a decrease in litigation expenses, lower severance and retention costs, and lower personnel related costs resulting from cost synergies implemented subsequent to the Mergers.

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

Operating income for the three months ended June 30, 2021 was $67.0 million compared to operating income of $53.1 million for the three months ended June 30, 2020, with the variance due to the reasons stated above.

Operating income for the six months ended June 30, 2021 was $131.4 million compared to operating income of $104.5 million for the six months ended June 30, 2020, with the variance due to the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	June 30, 2021	December 31, 2020
Cash and cash equivalents	$128,960	$170,188
Short-term investments	70,201	86,947
Total cash, cash equivalents and short-term investments	$199,161	$257,135
Percentage of total assets	8%	10%

	Six Months Ended
	June 30, 2021	June 30, 2020
Net cash from operating activities	$82,979	$67,242
Net cash from investing activities	$(6,215)	$135,723
Net cash from financing activities	$(117,184)	$(103,597)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments. Cash, cash equivalents and short-term investments were $199.2 million at June 30, 2021, a decrease of $57.9 million from $257.1 million at December 31, 2020. This decrease resulted primarily from $10.5 million in dividends paid, $43.3 million in repurchases of common stock, $63.8 million in repayment of the 2020 Term B Loan Facility, $17.4 million in cash used to acquire certain assets and liabilities of MobiTV, Inc. (the “MobiTV Acquisition”), and $6.8 million in debt refinancing costs, which was partially offset by $83.0 million in cash generated from operations and $7.2 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans. Cash and cash equivalents totaled $129.0 million at June 30, 2021, a decrease of $41.2 million from $170.2 million at December 31, 2020.

Cash flows provided by operations were $83.0 million for the six months ended June 30, 2021, primarily due to our net income of $2.7 million being further adjusted for non-cash items of depreciation of $11.2 million, amortization of intangible assets of $104.4 million, stock-based compensation expense of $28.1 million and a loss on debt extinguishment of $8.0 million. These increases were partially offset by $77.9 million in changes in operating assets and liabilities including payments of employee annual bonuses earned in 2020.

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

Net cash used in investing activities was $6.2 million for the six months ended June 30, 2021, primarily related to purchases of short-term investments of $45.8 million, cash used in the MobiTV Acquisition of $17.4 million and capital expenditures of $4.9 million, partially offset by maturities and sales of securities of $61.9 million.

Net cash provided by investing activities was $135.7 million for the six months ended June 30, 2020, primarily related to maturities and sales of securities of $20.7 million and net cash acquired in the Mergers of $117.4 million, partially offset by $1.9 million in capital expenditures.

Net cash used in financing activities was $117.2 million for the six months ended June 30, 2021 principally due to $63.8 million in repayment of indebtedness, $6.8 million in debt refinancing costs, $10.5 million in dividends paid, and $43.3 million in repurchases of common stock, partially offset by $7.2 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

Net cash used in financing activities was $103.6 million for the six months ended June 30, 2020 principally due to $1,078.6 million in repayment of indebtedness, $20.2 million in dividends paid, and $20.9 million in repurchases of common stock, partially offset by $1,011.3 million in net long-term debt proceeds and $4.8 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

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

For AFS debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive income or loss. We did not recognize a provision for credit losses related to our AFS debt securities in the three and six months ended June 30, 2021 and 2020, respectively.

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

On June 1, 2020, in connection with the consummation of the Mergers, we entered into a Credit Agreement (the “2020 Credit Agreement”) by and among us, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The 2020 Credit Agreement provided for a five-year senior secured term B loan facility in an aggregate principal amount of $1,050 million (the “2020 Term B Loan Facility”). The interest rate applicable to loans outstanding under the 2020 Term B Loan Facility was equal to, at our option, either (i) a base rate plus a margin of 3.00% per annum or (ii) LIBOR plus a margin of 4.00% per annum. Commencing on September 30, 2020, the 2020 Term B Loan Facility was amortized in quarterly installments equal to (i) with respect to repayments occurring on or prior to June 1, 2023, 1.25% of the original principal amount of the 2020 Term B Loan Facility and (ii) with respect to repayments occurring after June 1, 2023 and prior to June 1, 2025, 1.875% of the original principal amount of the 2020 Term B Loan Facility, with the balance payable on the maturity date of the 2020 Term B Loan Facility (in each case subject to adjustment for prepayments). The 2020 Term B Loan Facility was scheduled to mature on June 1, 2025. Upon the closing of the 2020 Credit Agreement, we borrowed $1,050 million under the

2020 Term B Loan Facility. Net proceeds were used on June 1, 2020, together with cash and cash equivalents, to repay existing indebtedness of the combined Company, including the aforementioned Term B Loan Facility with RBC. We commenced repaying quarterly installments under the 2020 Term B Loan Facility in the third quarter of 2020. The agreement permitted prepayment of principal without penalty and on December 31, 2020, we elected to make a voluntary principal payment of $150.0 million. On June 8, 2021, we paid down $50.6 million in principal balance and completed a refinancing of the 2020 Term B Loan Facility by entering into an amendment to the 2020 Term B Loan Facility (the “Refinanced Term B Loans”) to provide a new loan facility in the amount of $810.0 million, reducing the borrowing rate by 50 basis points and extending the loan maturity date to June 2028.

At June 30, 2021, $810.0 million was outstanding under the Refinanced Term B Loans with an interest rate, including amortization of debt discount and issuance costs, of 5.0%. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $20.3 million for the remainder of 2021, $40.5 million in each year from 2022 through 2027, with the remaining principal balance of $546.8 million due in 2028. We are obligated to pay a portion of excess cash flow on an annual basis beginning in March 2023 based on certain leverage ratios and our excess cash flow generated for the immediately preceding calendar year. The Refinanced Term B Loans contain customary covenants, and as of June 30, 2021 we were in full compliance with such covenants.

Following the closing of the Mergers, on June 12, 2020, our Board of Directors terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”) providing for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through June 30, 2021, we have repurchased an aggregate of approximately 6.4 million shares of common stock at a total cost of $105.1 million at an average price of $16.30. During the six months ended June 30, 2021, we repurchased an aggregate of approximately 1.5 million shares of common stock at a total cost of $35.0 million at an average price of $22.93. As of June 30, 2021, the total remaining amount available for repurchase under the Plan was $144.9 million. We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

On July 26, 2021, the Board declared a cash dividend of $0.05 per share of common stock, payable on September 14, 2021 to the stockholders of record at the close of business on August 24, 2021. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments.

From 2018 through the second quarter of 2021, we generated approximately $815 million of cash flows from operating activities. While we expect to continue to generate cash flows from operating activities for the remainder of 2021, the COVID-19 pandemic continues to present uncertainties to the level of such cash flows as compared to prior years. Additionally, integration of the two legacy business operations of Xperi and TiVo post-merger and transaction costs relating to the contemplated separation of our two business segments will impact operating cash flow for 2021. We have taken actions to manage cash flows by reducing discretionary spending and other variable costs, delaying employee hiring, and closely monitoring receivables and payables.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash, cash equivalents and investments currently available, will be sufficient to fund our operations, debt service, dividends, stock repurchases and acquisition needs for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us and not dilutive to our then-current stockholders, and any debt financing may require us to agree to restrictive covenant that may limit our ability to conduct our business operations.

Contractual Obligations

For information about our contractual obligations, see “Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. Other than the principal payment of $63.8 million made by us under the 2020 Term B Loan Facility in the first six months of 2021, our contractual obligations have not changed materially since December 31, 2020.

As of June 30, 2021, we had accrued $96.0 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which includes $3.4 million of accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. If we are successful in receiving our South Korean withholding tax refunds of $116.8 million, including interest and foreign exchange gain, then $62.9 million of unrecognized tax benefit would be payable to the U.S. tax authorities.

Refer to “Note 15 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2021, there were no significant changes in our critical accounting policies. See “Note 2 – Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, because of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As described in our annual report on Form 10-K for the year ended December 31, 2020, management determined that the following control deficiencies that constituted material weaknesses in our internal control over financial reporting existed as of December 31, 2020 and continued to exist as of June 30, 2021.

The Company did not design and maintain effective controls related to the review of cash flow forecasts used in the valuation of intangible assets acquired in a business combination and the goodwill impairment analyses. Specifically, the control activities related to the review of the inputs and assumptions used in the development of the cash flow forecast used in the valuation of intangible assets acquired in a business combination and goodwill impairment analyses were not designed at an appropriate level of precision to prevent or detect a material misstatement. These control deficiencies did not result in a misstatement to our consolidated financial statements for the year ended December 31, 2020. However, these control deficiencies could result in a misstatement to the annual or interim consolidated financial statements which would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Remediation Plan

Our management, with oversight from our Audit Committee, has developed and is in process of implementing a remediation plan in response to the identified material weaknesses described above. We engaged a third-party firm that assisted us in evaluating our current processes through interviews with employees involved in those processes and review of the related work product for controls related to the valuation of intangible assets acquired in a business combination and goodwill impairment calculations. We are currently implementing changes to those processes, conducting training and designing and implementing additional control activities over the review of the inputs and assumptions in our cash flow forecasts. The design and implementation of the additional control activities is expected to continue during the third quarter of 2021 and is expected to be completed in our fourth quarter.

These material weaknesses will not be considered remediated until the applicable remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

We believe the measures described above will remediate the control deficiencies and weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures.

The process of designing and implementing an effective financial reporting system is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments, and to expend significant resources to maintain a financial reporting system that is adequate to satisfy our reporting obligations. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Videotron Patent Infringement Litigation

On June 23, 2017, Rovi Guides, Inc. (“Rovi”) and TiVo Solutions Inc. (together with Rovi, “TiVo”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents.  Videotron was a prior licensee under the Rovi patent portfolio.  The first week of trial on four patents was held the week of March 9, 2020.  The Federal Court of Canada closed due to the COVID-19 pandemic on March 16, 2020, and the trial was temporarily stayed.  The trial resumed on May 25, 2020, conducted remotely by video, and concluded on June 17, 2020.  The parties filed their written closing submissions on September 30, 2020.  The closing arguments were held in January 2021.  No date is set by the court to issue its judgement.

On May 21, 2021, Rovi filed a patent infringement complaint against Videotron Ltd. in Toronto, Canada, alleging infringement of four patents. On July 21, 2021, the Federal Court of Canada held a case management conference, shortly before which Videotron Ltd. filed a motion to strike various portions of the statement of claim.  During the case management conference, the court set a briefing schedule for the motion to strike and set the motion hearing for August 9, 2021.  No further dates have been set.

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

On July 27, 2021, Rovi filed a patent infringement complaint against Bell Canada and four of its affiliates, Telefonaktiebolaget L M Ericsson and Ericsson Canada Inc., and MK Systems USA Inc. and MK Mediatech Canada Inc. in Toronto, Canada, alleging infringement of four patents.  No dates have been set yet.

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

In September 2020, the Patent Trial and Appeal Board (“PTAB”) instituted IPRs of several patents-in-suit.  The parties stipulated to an order staying the litigation pending resolution of the IPR proceedings, and to dismissal of claims relating to two patents. For the remaining IPRs, oral arguments were held June 9, 2021, and final decisions are expected in September 2021.

Item 1A. Risk Factors

Management believes that there have been no significant changes to the risk factors associated with our business as compared to those disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

(in thousands, except share price)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (a)
2021
April	—	$—	—
May	—	$—	—
June	454	$21.98	454
Total	454	$21.98	454	$144,938

(a) Calculated as of June 30, 2021. On June 12, 2020, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $150.0 million of the Company's common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. The program may be discontinued or amended at any time and has no specified expiration date. On April 22, 2021, our Board of Directors approved an increase in the repurchase authorization under the program by $100.0 million. All repurchases in the three months ended June 30, 2021 were made under this program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1

Amendment No. 1 to Credit Agreement, dated as of June 8, 2021, among the Company, the subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed June 10, 2021 and incorporated herein by reference).

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

Dated: August 6, 2021

XPERI HOLDING CORPORATION

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer