Form 10-Q
period 2021-09-30
Xperi Holding Corp
filed 2021-11-08
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares outstanding of the registrant’s common stock as of October 27, 2021 was 104,530,342.

XPERI HOLDING CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue:
Licensing, services and software	$214,558	$195,319	$651,075	$448,802
Hardware	4,821	7,478	12,172	9,291
Total revenue	219,379	202,797	663,247	458,093
Operating expenses:
Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets	26,043	21,854	69,875	31,646
Cost of hardware revenue, excluding depreciation and amortization of intangible assets	6,506	12,216	17,689	13,688
Research, development and other related costs	58,766	57,731	168,369	124,565
Selling, general and administrative	62,627	63,785	197,754	168,586
Depreciation expense	6,796	6,753	17,994	11,815
Amortization expense	52,388	50,894	156,825	105,447
Litigation expense	2,327	8,527	7,162	14,501
Total operating expenses	215,453	221,760	635,668	470,248
Operating income (loss)	3,926	(18,963)	27,579	(12,155)
Interest expense	(8,532)	(13,393)	(30,400)	(24,602)
Other income and expense, net	927	2,305	2,916	3,448
Loss on debt extinguishment	—	—	(8,012)	(8,300)
Loss before taxes	(3,679)	(30,051)	(7,917)	(41,609)
Provision for (benefit from) income taxes	42,698	482	35,807	(6,761)
Net loss	$(46,377)	$(30,533)	$(43,724)	$(34,848)
Less: net loss attributable to noncontrolling interest	(1,310)	(781)	(2,826)	(1,819)
Net loss attributable to the Company	$(45,067)	$(29,752)	$(40,898)	$(33,029)
Loss per share attributable to the Company:
Basic	$(0.43)	$(0.28)	$(0.39)	$(0.44)
Diluted	$(0.43)	$(0.28)	$(0.39)	$(0.44)

Weighted average number of shares used in per share calculations-basic	104,849	107,499	104,898	75,441
Weighted average number of shares used in per share calculations-diluted	104,849	107,499	104,898	75,441

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net loss	$(46,377)	$(30,533)	$(43,724)	$(34,848)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(598)	740	(1,563)	895
Net unrealized gain (loss) on available-for-sale debt securities	2	(91)	2	(23)
Other comprehensive income (loss), net of tax	(596)	649	(1,561)	872
Comprehensive loss	(46,973)	(29,884)	(45,285)	(33,976)
Less: comprehensive loss attributable to noncontrolling interest	(1,310)	(781)	(2,826)	(1,819)
Comprehensive loss attributable to the Company	$(45,663)	$(29,103)	$(42,459)	$(32,157)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$165,438	$170,188
Available-for-sale debt securities	71,863	86,947
Accounts receivable, net of allowance for credit losses of $3,377 and $7,336, respectively	130,291	115,975
Unbilled contracts receivable, net of allowance for credit losses of $2,564 and $2,231, respectively	103,277	132,431
Other current assets	47,838	40,763
Total current assets	518,707	546,304
Long-term unbilled contracts receivable	4,653	6,761
Property and equipment, net	61,265	63,207
Operating lease right-of-use assets	70,858	80,226
Intangible assets, net	864,485	1,004,379
Goodwill	851,088	847,029
Other long-term assets	153,486	153,270
Total assets	$2,524,542	$2,701,176
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$16,081	$13,045
Accrued legal fees	3,582	5,783
Accrued liabilities	108,934	129,035
Current portion of long-term debt, net	36,037	43,689
Deferred revenue	43,989	33,119
Total current liabilities	208,623	224,671
Deferred revenue, less current portion	28,601	39,775
Long-term deferred tax liabilities	19,181	24,754
Long-term debt, net	738,438	795,661
Noncurrent operating lease liabilities	57,124	66,243
Other long-term liabilities	101,421	98,953
Total liabilities	1,153,388	1,250,057
Commitments and contingencies (Note 15)
Company stockholders’ equity:
Preferred stock: $0.001 par value; (2021: authorized 15,000 shares; 2020: authorized 15,000 shares; and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2021: authorized 350,000 shares, issued 113,395 shares, outstanding 104,508 shares; 2020: authorized 350,000 shares, issued 110,182, outstanding 104,775 shares)	113	110
Additional paid-in capital	1,324,763	1,268,471
Treasury stock at cost (2021: 8,887 shares; 2020: 5,407 shares)	(152,453)	(77,218)
Accumulated other comprehensive income (loss)	(297)	1,264
Retained earnings	207,600	264,250
Total Company stockholders’ equity	1,379,726	1,456,877
Noncontrolling interest	(8,572)	(5,758)
Total equity	1,371,154	1,451,119
Total liabilities and equity	$2,524,542	$2,701,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net loss	$(43,724)	$(34,848)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	17,994	11,815
Amortization of intangible assets	156,825	105,447
Stock-based compensation expense	42,468	26,614
Deferred income taxes	(7,092)	(28,158)
Loss on debt extinguishment	8,012	8,300
Patent assets received in lieu of cash	(8,787)	—
Other	8,474	8,635
Changes in operating assets and liabilities:
Accounts receivable	(14,327)	14,982
Unbilled contracts receivable	30,708	37,874
Other assets	(3,956)	(21,793)
Accounts payable	3,036	921
Accrued and other liabilities	(23,414)	(6,471)
Deferred revenue	(304)	6,115
Net cash from operating activities	165,913	129,433
Cash flows from investing activities:
Purchases of property and equipment	(8,298)	(2,975)
Proceeds from sale of property and equipment	19	—
Net cash received (paid) for mergers and acquisitions	(17,400)	117,424
Purchases of intangible assets	(119)	(692)
Purchases of short-term investments	(65,446)	(68,093)
Proceeds from sales of investments	46,248	7,189
Proceeds from maturities of investments	33,436	19,683
Net cash from investing activities	(11,560)	72,536
Cash flows from financing activities:
Dividends paid	(15,752)	(25,579)
Repayment of debt	(73,923)	(357,125)
Debt refinancing costs	(6,843)	—
Proceeds from debt, net of debt discount and issuance costs	—	1,010,286
Repayment of assumed debt from merger transaction	—	(734,609)
Proceeds from employee stock purchase program and exercise of stock options	13,839	4,765
Repurchases of common stock	(75,235)	(59,291)
Net cash from financing activities	(157,914)	(161,553)
Effect of exchange rate changes on cash and cash equivalents	(1,189)	758
Net increase (decrease) in cash and cash equivalents	(4,750)	41,174
Cash and cash equivalents at beginning of period	170,188	74,551
Cash and cash equivalents at end of period	$165,438	$115,725
Supplemental disclosure of cash flow information:
Interest paid	$25,030	$20,372
Income taxes paid, net of refunds	$22,151	$30,647
Stock issued in merger transaction	$—	$828,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended September 30, 2021	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at July 1, 2021	104,578	$112	$1,303,768	7,324	$(120,542)	$299	$257,905	$(7,272)	$1,434,270
Issuance of subsidiary shares to noncontrolling interest	—	—	(10)	—	—	—	—	10	—
Net loss	—	—	—	—	—	—	(45,067)	(1,310)	(46,377)
Other comprehensive loss	—	—	—	—	—	(596)	—	—	(596)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,238)	—	(5,238)
Issuance of common stock in connection with exercise of stock options	1	—	19	—	—	—	—	—	19
Issuance of common stock in connection with employee stock purchase plan	604	—	6,572	—	—	—	—	—	6,572
Issuance of restricted stock, net of shares canceled	888	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(334)	—	—	334	(7,073)	—	—	—	(7,073)
Repurchases of common stock	(1,229)	—	—	1,229	(24,838)	—	—	—	(24,838)
Stock-based compensation expense	—	—	14,414	—	—	—	—	—	14,414
Balance at September 30, 2021	104,508	$113	$1,324,763	8,887	$(152,453)	$(297)	$207,600	$(8,572)	$1,371,154

	Total Company Stockholders' Equity
Nine Months Ended September 30, 2021	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at January 1, 2021	104,775	$110	$1,268,471	5,407	$(77,218)	$1,264	$264,250	$(5,758)	$1,451,119
Issuance of subsidiary shares to noncontrolling interest	—	—	(12)	—	—	—	—	12	—
Net loss	—	—	—	—	—	—	(40,898)	(2,826)	(43,724)
Other comprehensive loss	—	—	—	—	—	(1,561)	—	—	(1,561)
Cash dividends paid on common stock ($0.15 per share)	—	—	—	—	—	—	(15,752)	—	(15,752)
Issuance of common stock in connection with exercise of stock options	39	—	779	—	—	—	—	—	779
Issuance of common stock in connection with employee stock purchase plan	1,237	1	13,057	—	—	—	—	—	13,058
Issuance of restricted stock, net of shares canceled	1,937	2	—	—	—	—	—	—	2
Repurchases of common stock, shares exchanged	(726)	—	—	726	(15,417)	—	—	—	(15,417)
Repurchases of common stock	(2,754)	—	—	2,754	(59,818)	—	—	—	(59,818)
Stock-based compensation expense	—	—	42,468	—	—	—	—	—	42,468
Balance at September 30, 2021	104,508	$113	$1,324,763	8,887	$(152,453)	$(297)	$207,600	$(8,572)	$1,371,154

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2021 or any future period and the Company makes no representations related thereto.

In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of September 30, 2021, the Company’s ownership interest in Perceive was approximately 80%. The operating results of Perceive have been consolidated in the Company’s condensed consolidated financial statements for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2021, as compared to the significant accounting policies described in the Form 10-K.

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

The COVID-19 pandemic has resulted in a global slowdown of economic activity which has reduced demand for a broad variety of goods and services, while disrupting sales channels, marketing activities and supply chains. The Company’s business operations have been negatively impacted by the COVID-19 pandemic and related events, and the Company expects this disruption may continue to have a negative impact on its revenue and results of operations, especially in light of the spread of the highly contagious Delta variant. The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued or renewed imposition of protective public safety measures; the continuing disruption of the global supply chain affecting the Company’s industry; and the impact of the pandemic on the global economy and demand for consumer products.

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

When a contract with a customer includes a variable transaction price, an estimate of the consideration which the Company expects to be entitled to for transferring the promised goods or services is made at contract inception. The amount of variable consideration is estimated at contract inception by considering all available information (historical, current and forecast) at the time and updated as additional information becomes available. The estimate of variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Subsequent changes in the transaction price resulting from changes in the estimate of variable consideration are allocated to the performance obligations in the contract on the same basis as at contract inception.

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

Description of Revenue-Generating Activities

The Company operates in two business segments. In its Product segment, the Company derives the majority of its revenue from licensing its technology to customers primarily through Technology License arrangements and Technology Solutions arrangements. For Technology License arrangements, the customer obtains rights to the technology delivered at the commencement of the agreement. For Technology Solutions arrangements, the customer receives access to a platform, media or data that includes frequent updates, where access to such updates is critical to the functionality of the technology. In its IP Licensing segment, the Company licenses its innovations to leading companies in the media and semiconductor industries. IP Licensing arrangements include access to one or more of the Company’s foundational patent portfolios and may also include access to some of its industry-leading technologies and proven know-how.

Technology License Arrangements

The Company licenses its audio, digital radio and imaging technology to consumer electronics (“CE”) manufacturers, automotive manufacturers or their supply chain partners.

The Company generally recognizes royalty revenue from licenses based on units shipped or manufactured. Revenue is recognized in the period in which the customer’s sales or production are estimated to have occurred. This may result in an adjustment to revenue when actual sales or production are subsequently reported by the customer, generally in the month or quarter following sales or production. Estimating customers’ quarterly royalties prior to receiving the royalty reports requires the Company to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate quantities shipped or manufactured by customers, which could have a material impact on the amount of revenue it reports on a quarterly basis.

Certain customers enter into fixed fee or minimum guarantee agreements, whereby customers pay a fixed fee for the right to incorporate the Company’s technology in the customer’s products over the license term. In arrangements with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. The Company generally recognizes the full fixed fee as revenue at the beginning of the license term when the customer has the right to use the technology and begins to benefit from the license, net of the effect of any significant financing components calculated using customer-specific, risk-adjusted lending rates, with the related interest income being recognized over time on an effective rate basis. For minimum guarantee agreements where the customer exceeds the minimum, the Company recognizes revenue relating to any additional per-unit fees in the periods it believes the customer will exceed the minimum and adjusts the revenue based on actual usage once that is reported by the customer.

Technology Solutions Arrangements

Technology Solutions customers are primarily multi-channel video service providers, CE manufacturers, and end consumers. Technology Solutions revenue is primarily derived from licensing the Company’s pay-TV solutions, Personalized Content Discovery, enriched Metadata, and viewership data; selling TiVo-enabled devices like the Stream 4K; and advertising.

For Technology Solutions, the Company provides on-going media or data delivery, hosting and access to its platform, and software updates. For these solutions, the Company generally receives fees on a per-subscriber per-month basis or as a fixed fee, and revenue is recognized during the month in which the solutions are provided to the customer. For most of the Technology Solutions offerings, substantially all functionality is obtained through the Company’s continuous hosting and/or updating of the data and content. In these instances, the Company typically has a single performance obligation related to these ongoing activities in the underlying arrangement. For those arrangements that include multiple performance obligations, the Company allocates the consideration as described above and recognizes revenue for each distinct performance obligation when control of the promised goods or services is transferred to the customer.

IP License Arrangements

In its IP Licensing segment, the Company licenses (i) its media patent portfolios (“Media IP licensing”) to multichannel video programming distributors, over-the-top video service providers, consumer electronics manufacturers, social media, and other new media companies and (ii) its semiconductor technologies and associated patent portfolios (“Semiconductor IP licensing”) to memory, sensors, radio frequency (“RF”) component, and foundry companies. The Company licenses its IP portfolios under three revenue models: (i) fixed-fee Media IP licensing, (ii) fixed-fee or minimum guarantee Semiconductor IP licensing, and (iii) per-unit or per-subscriber IP licenses.

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

Fixed-fee or minimum guarantee Semiconductor IP licensing

The Company enters into Semiconductor IP licenses that have fixed fee or minimum guarantee arrangements, whereby licensees pay a fixed fee for the right to incorporate the Company’s IP technologies in the licensee’s products over the license term. In arrangements with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum.

The Company generally recognizes the full fixed fee as revenue at the beginning of the license term when the customer has the right to use the IP and begins to benefit from the license, net of the effect of any significant financing components calculated using customer-specific, risk-adjusted lending rates, with the related interest income being recognized over time on an effective rate basis. For minimum guarantee agreements where the customer exceeds the minimum, the Company recognizes revenue relating to any additional per-unit fees in the periods it believes the customer will exceed the minimum and adjusts the revenue based on actual usage once that is reported by the customer.

Per-unit or per-subscriber IP royalty licenses

The Company recognizes revenue from per-unit or per-subscriber IP royalty licenses in the period in which the licensee's sales or production are estimated to have occurred, which results in an adjustment to revenue when actual sales or production are subsequently reported by the licensee, which is generally in the month or quarter following usage or shipment. Estimating customers’ monthly or quarterly royalties prior to receiving the royalty reports requires the Company to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate quantities shipped or manufactured by customers, which could have a material impact on the amount of revenue it reports on a quarterly basis.

The Company also generates revenue from non-recurring engineering (“NRE”) services, advertising, and hardware products, each of which was less than 5% of total revenue for all periods presented.

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

The Company applies a practical expedient when disclosing revenue expected to be recognized from unsatisfied performance obligations to exclude contracts with customers with an original duration of less than one year; amounts attributable to variable consideration arising from (i) a sales-based or usage-based royalty of a technology license or (ii) when variable consideration is allocated entirely to a wholly unsatisfied performance obligation; or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

Revenue Details

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by product category/end market and geographic location (presented in “Note 16 - Segment and Geographic Information”).

Revenue disaggregated by product category/end market was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Product revenue	$117,732	$122,552	$361,740	$242,618
Consumer Experience	46,143	49,141	144,274	117,935
Pay-TV	54,237	54,917	160,591	76,217
Connected Car	17,352	18,494	56,875	48,466
IP Licensing revenue	101,647	80,245	301,507	215,475
Total revenue	$219,379	$202,797	$663,247	$458,093

Contract Balances

Contracts Assets

Contract assets primarily consist of unbilled contracts receivable that are expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed. The amount of unbilled contracts receivable may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. Contract assets also include the incremental costs of obtaining a contract with a customer, principally sales commissions when the renewal commission is not commensurate with the initial commission, and deferred engineering costs for significant software customization or modification and set-up services to the extent deemed recoverable. Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2021	December 31, 2020
Unbilled contracts receivable	$103,277	$132,431
Other current assets	1,115	1,208
Long-term unbilled contracts receivable	4,653	6,761
Other long-term assets	2,824	2,591
Total contract assets	$111,869	$142,991

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

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable
Beginning balance	$4,131	$3,274	$7,336		$2,231
Provision for credit losses	464	(710)	2,213		(197)
Recoveries	(1,146)	—	(2,202)		—
Charged-off/other adjustments	(72)	—	(3,970)	(1)	530
Balance at end of period	$3,377	$2,564	$3,377		$2,564

(1) The charge-off of accounts receivable in the nine months ended September 30, 2021 was primarily related to a customer whose account had been substantially reserved for credit losses in 2020 due to its deteriorating financial condition and delinquent payment history.

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable
Beginning balance	$2,469	$357	$566		$—
Provision for credit losses	1,163	232	3,391	(2)	589
Charged-off/other adjustments	(8)	1	(333)		1
Balance at end of period	$3,624	$590	$3,624		$590

(2) The increase in provision for credit losses was based on assessment of then current conditions, including the impact of the COVID-19 pandemic and anticipation of delayed or delinquent payments on existing accounts receivable as a result of declining financial health and liquidity positions of certain of the Company’s customers.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,924	$12,364	$24,076	$50
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements)*	$8,382	$12,232	$41,298	$66,454

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

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements and engineering services contracts. The Company's remaining revenue under contracts with performance obligations was as follows (in thousands):

	As of
	September 30, 2021	December 31, 2020
Revenue from contracts with performance obligations expected to be satisfied in:
2021 (remaining 3 months)	$50,340	$152,008
2022	162,783	102,764
2023	141,706	91,636
2024	114,326	77,989
2025	106,710	76,028
Thereafter	14,125	429
Total	$589,990	$500,854

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Income tax receivable	$5,091	$4,654
Prepaid expenses	26,042	20,393
Inventory*	9,438	9,819
Other	7,267	5,897
	$47,838	$40,763

*All inventory is finished goods.

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Equipment, furniture and other	$76,340	$61,573
Building and improvements	18,309	18,309
Land	5,300	5,300
Leasehold improvements	26,093	25,776
	126,042	110,958
Less: accumulated depreciation and amortization	(64,777)	(47,751)
	$61,265	$63,207

Other long-term assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Non-current income tax receivable	$119,220	$122,993
Long-term deferred tax assets	8,561	7,042
Other assets	25,705	23,235
	$153,486	$153,270

Accrued liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Employee compensation and benefits	$31,139	$55,449
Accrued expenses	28,744	24,809
Accrued income taxes	19,522	4,677
Current portion of operating lease liabilities	16,444	17,893
Accrued severance	1,413	5,332
Third-party royalties	4,832	5,906
Other	6,840	14,969
	$108,934	$129,035

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Long-term income tax payable	$96,291	$94,397
Other	5,130	4,556
	$101,421	$98,953

Accumulated other comprehensive income consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Foreign currency translation adjustment, net of tax	$(218)	$1,345
Unrealized loss on available-for-sale debt securities, net of tax	(79)	(81)
	$(297)	$1,264

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

The following is a summary of marketable securities at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$45,195	$6	$(16)	$—	$45,185
Commercial paper	27,683	1	(6)	—	27,678
Total debt securities	72,878	7	(22)	—	72,863
Money market funds	4,579	—	—	—	4,579
Total equity securities	4,579	—	—	—	4,579
Total marketable securities	$77,457	$7	$(22)	$—	$77,442
Reported in:
Cash and cash equivalents					$5,579
Available-for-sale debt securities					71,863
Total marketable securities					$77,442

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$69,973	$29	$(42)	$—	$69,960
Commercial paper	15,991	—	(4)	—	15,987
Treasury and agency notes and bills	32,299	—	—	—	32,299
Total debt securities	118,263	29	(46)	—	118,246
Money market funds	3,849	—	—	—	3,849
Total equity securities	3,849	—	—	—	3,849
Total marketable securities	$122,112	$29	$(46)	$—	$122,095
Reported in:
Cash and cash equivalents					$35,148
Available-for-sale debt securities					86,947
Total marketable securities					$122,095

At September 30, 2021 and December 31, 2020, the Company had $237.3 million and $257.1 million, respectively, in cash, cash equivalents and short-term investments. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balance of $159.9 million and $135.0 million at September 30, 2021 and December 31, 2020, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not material during the three and nine months ended September 30, 2021 and 2020, respectively.

Unrealized losses on AFS debt securities were $0.1 million and $0.1 million, net of tax, as of September 30, 2021 and December 31, 2020, respectively. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. In addition, the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the debt securities and it is more-likely-than-not that it will not be required to sell the investments before recovery of their amortized cost bases. The Company did not recognize a provision for credit losses related to its AFS debt securities for the three and nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the fair value and gross unrealized losses related to individual AFS debt securities at September 30, 2021 and December 31, 2020, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total
September 30, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$21,765	$(15)	$5,580	$(1)	$27,345	$(16)
Commercial paper	20,930	(6)	—	—	20,930	(6)
Total	$42,695	$(21)	$5,580	$(1)	$48,275	$(22)

	Less Than 12 Months		12 Months or More		Total
December 31, 2020	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$53,137	$(42)	$—	$—	$53,137	$(42)
Commercial paper	12,988	(4)	—	—	12,988	(4)
Total	$66,125	$(46)	$—	$—	$66,125	$(46)

The estimated fair value of marketable debt securities by contractual maturity at September 30, 2021 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Estimated Fair Value
Due in one year or less	$66,659
Due in one to two years	6,204
Total	$72,863

Non-marketable Equity Securities

Investments in entities over which the Company has the ability to exercise significant influence, but does not hold a controlling interest, are accounted for using the equity method. Under the equity method, the Company records its proportionate share of income or loss in other income and expense, net, in the Condensed Consolidated Statements of Operations. Investments in entities over which the Company does not have the ability to exercise significant influence and which do not have readily determinable fair values, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment (referred to as the “measurement alternative”). The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company monitors its non-marketable securities portfolio for potential impairment. When there is evidence that the expected fair value of the investment has declined to below the recorded cost, the impairment loss is recorded in other income and expense, net, in the Condensed Consolidated Statements of Operations.

Upon merging with TiVo on June 1, 2020, the Company assumed certain investments in non-marketable equity securities. As of September 30, 2021 and December 31, 2020, other long-term assets included equity securities accounted for under the equity method with a carrying amount of $4.8 million and $4.2 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $0.1 million and $0.1 million, respectively. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the three and nine months ended September 30, 2021 and 2020, respectively.

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2020 and September 30, 2021.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of September 30, 2021 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$4,579	$4,579	$—	$—
Commercial paper - debt securities (3)	27,678	—	27,678	—
Corporate bonds and notes - debt securities (2)	45,185	—	45,185	—
Total Assets	$77,442	$4,579	$72,863	$—

(1)	Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheets.
(2)	Reported as AFS debt securities in the Condensed Consolidated Balance Sheets.

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2020 Term B Loan Facility (1)	$—	$—	$839,302	$842,579
Refinanced Tern B Loans (1)	799,875	797,875	—	—
2021 Convertible Notes	—	—	48	48
Total long-term debt, net	$799,875	$797,875	$839,350	$842,627
(1)

Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $25.4 million and $34.4 million as of September 30, 2021 and December 31, 2020, respectively. See “Note 9 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

Non-recurring Fair Value Measurements

The following table represents the activity in intangible assets that are measured at fair value on a non-recurring basis (in thousands):

Patents
Balance at December 31, 2020	$—
Assets acquired (1)	8,787
Balance at September 30, 2021	$8,787

(1)This amount represents the value of the patents that were acquired by the Company during the third quarter of 2021. The fair value of these assets was measured using both the market approach – estimating the value of the acquired assets by way of comparison with other comparable transactions, and the cost approach – estimating the value of the acquired assets based on the cost it would take for the Company to create a comparable set of assets through its own research and development (“R&D”) and patent prosecution efforts.

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

The Company is currently contemplating and may pursue, subject to any required regulatory approvals, a separation of the Company’s product business and IP licensing business through a tax-efficient transaction, resulting in two independent, publicly traded companies. The Company continues to evaluate the optimal timing of the contemplated business separation and currently anticipates that such separation will not be completed earlier than the first half of 2022.

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

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Revenue	$202,797	$708,675
Net loss attributable to Xperi Holding Corporation	$(23,085)	$(145,649)

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

The results of operations and cash flows relating to the business acquired pursuant to the MobiTV Acquisition have been included in the Company’s condensed consolidated financial statements for periods subsequent to May 31, 2021, and the related assets and liabilities were recorded at their estimated fair values in the Company’s Condensed Consolidated Balance Sheet as of May 31, 2021. For the three and nine months ended September 30, 2021, the acquired MobiTV business contributed $3.4 million and $4.0 million in revenue, respectively, and $1.4 million and $2.5 million in operating losses, respectively, to the operating results of the Company. The operations acquired in the MobiTV Acquisition are included in the Company’s Product segment.

Supplemental Pro Form Information

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue	$219,379	$205,055	$667,106	$462,990
Net loss attributable to Xperi Holding Corporation	$(44,990)	$(39,970)	$(56,628)	$(65,180)

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

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The changes to the carrying value of goodwill from January 1, 2021 through September 30, 2021 are reflected below (in thousands):

December 31, 2020	$847,029
Goodwill acquired through a business acquisition (1)	4,059
September 30, 2021	$851,088	(2)

(1) Related to the MobiTV Acquisition completed in June 2021. For more information regarding the transaction, see “Note 7 -  Business Combinations.”

(2) The Company’s reporting units include the Product segment and the IP Licensing segment (defined further in “Note 16 - Segment and Geographic Information”). Of the carrying value of goodwill, approximately $527.8 million was allocated to the Product segment and approximately $323.3 million was allocated to the IP Licensing segment as of September 30, 2021.

Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. As part of its annual goodwill impairment test, the Company elected to proceed with a quantitative interim goodwill impairment test as of September 30, 2021. Based on the quantitative assessment, the Company concluded that the fair value of the reporting units exceeded the carrying amount for both the Product and IP Licensing reporting units. As a result, no goodwill impairment charges were recognized in the three months ended September 30, 2021.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	September 30, 2021			December 31, 2020
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology (1) (3)	3-15	$672,872	$(210,188)	$462,684	$659,085	$(167,916)	$491,169
Existing technology / content database (2)	5-10	251,402	(198,803)	52,599	248,110	(169,326)	78,784
Customer contracts and related relationships	3-9	649,977	(337,687)	312,290	650,171	(256,199)	393,972
Trademarks/trade name	4-10	40,083	(24,571)	15,512	40,083	(21,029)	19,054
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total finite-lived intangible assets		1,616,565	(773,480)	843,085	1,599,680	(616,701)	982,979
Indefinite-lived intangible assets
TiVo Tradename/trademarks	N/A	21,400	—	21,400	21,400	—	21,400
Total intangible assets		$1,637,965	$(773,480)	$864,485	$1,621,080	$(616,701)	$1,004,379

(1)	In May 2021, patents were acquired through the MobiTV Acquisition with a purchase price value equal to $5.0 million. See “Note 7 – Business Combinations.”

(2)	In May 2021, existing technology was acquired through the MobiTV Acquisition with a purchase price value equal to $3.3 million. See “Note 7 – Business Combinations.”
(3)	In September 2021, patents were acquired by the Company with a fair value measured at $8.8 million. See “Note 6 – Fair Value” for additional information.

As of September 30, 2021, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

2021 (remaining 3 months)	$46,576
2022	156,022
2023	145,052
2024	106,138
2025	81,723
Thereafter	307,574
$843,085

NOTE 9 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	September 30, 2021	December 31, 2020
2020 Term B Loan Facility	$—	$873,750
Refinanced Term B Loans	799,875	—
2021 Convertible Notes	—	48
Unamortized debt discount and issuance costs	(25,400)	(34,448)
	774,475	839,350
Less: current portion, net of debt discount and issuance costs	(36,037)	(43,689)
Total long-term debt, net of current portion	$738,438	$795,661

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

Refinanced Term B Loans

On June 8, 2021, the Company and the loan parties entered into Amendment No. 1 to the 2020 Credit Agreement (the “Amendment”). In connection with the Amendment, the Company made a voluntary prepayment of $50.6 million of the term loan outstanding under the 2020 Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a replacement of the outstanding term loans with a new tranche of term loans (the “Refinanced Term B Loans”) in an aggregate principal amount of $810.0 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of base rate loans, 2.50% per annum and (y) in the case of Eurodollar loans, LIBOR plus a margin of 3.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the Refinanced Term B Loans within six months of the closing date of the Amendment, (iv) an extension of the maturity to June 8, 2028, and (v) certain additional amendments, including amendments to provide the Company with additional flexibility under the covenant governing restricted payments. The Company commenced repaying quarterly installments under the Refinanced Term B Loans in the third quarter of 2021.

The obligations under the 2020 Credit Agreement, inclusive of any changes by the Amendment, continue to be guaranteed by Xperi, TiVo and certain other of the Company’s wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) and continue to be secured by a lien on substantially all of the assets of the Company and the Guarantors.

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Company was in compliance with all requirements as of September 30, 2021. The 2020 Credit Agreement, as amended, also requires the Company to make additional cash payments on an annual basis beginning in March 2023 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year.

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

2021 Convertible Notes

Upon consummation of the TiVo Merger on June 1, 2020, the Company assumed $48.0 thousand of Convertible Senior Notes that were issued by TiVo Solutions Inc. in September 2014 and matured on October 1, 2021 (the “2021 Convertible Notes”). The 2021 Convertible Notes bore interest at an annual rate of 2.0%, payable semi-annually in arrears on April 1 and October 1 of each year. On September 24, 2021, the entire balance of $48.0 thousand was paid off.

Interest Expense and Expected Principal Payments

At September 30, 2021, $799.9 million in total debt was outstanding. There were also $25.4 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. Interest rate on the Refinanced Term B Loans, including the amortization of debt discount and issuance costs, was 4.2% and interest is payable monthly. Interest expense was $8.5 million and $30.4 million for the three and nine months ended September 30, 2021, respectively. Interest expense was $13.4 million and $24.6 million for the three and nine months ended September 30, 2020, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $1.2 million and $5.3 million for the three and nine months ended September 30, 2021, respectively, and $2.3 million and $4.0 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2021 (remaining 3 months)	$10,125
2022	40,500
2023	40,500
2024	40,500
2025	40,500
Thereafter	627,750
Total	$799,875

NOTE 10 – NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Denominator:
Weighted average shares of common stock outstanding	104,849	107,499	104,898	75,441
Less: shares of restricted stock subject to repurchase	—	—	—	—
Total common shares-basic	104,849	107,499	104,898	75,441
Effect of dilutive securities:
Options	—	—	—	—
Restricted stock awards and units	—	—	—	—
Total common shares-diluted	104,849	107,499	104,898	75,441

Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income per share is computed using the treasury stock method to calculate the weighted average number of shares of common stock and, if dilutive, potential common shares outstanding during the period. Potentially dilutive common shares include unvested restricted stock awards and units and incremental common shares issuable upon the exercise of stock options, less shares repurchased from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period.

For the three and nine months ended September 30, 2021, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 5.5 million and 5.3 million shares, subject to stock options and restricted stock awards and units, were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2021, respectively, because including them would have been anti-dilutive.

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

Assumed Plans

On June 1, 2020, the Company assumed all then-outstanding stock options, awards, and shares available and reserved for issuance under all legacy Equity Incentive Plans of TiVo (collectively, the “Assumed Plans”). Stock options assumed from the Assumed Plans generally have vesting periods of four years and a contractual term of seven years. Awards of restricted stock and restricted stock units assumed from the Assumed Plans are generally subject to a four-year vesting period. The number of shares subject to stock options and restricted stock unit awards outstanding under these plans are included in the tables below. Shares reserved under the Assumed Plans will be available for future grants.

As of September 30, 2021, there were 4.8 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2020	637	$29.59
Options granted	—	—
Options exercised	(39)	$20.03
Options canceled / forfeited / expired	(145)	$45.14
Balance at September 30, 2021	453	$25.43

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units as of September 30, 2021 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2020	5,662	1,061	6,723	$16.63
Awards and units granted	3,577	650	4,227	$23.10
Awards and units vested / earned	(1,861)	(76)	(1,937)	$17.82
Awards and units canceled / forfeited	(746)	(99)	(845)	$17.68
Balance at September 30, 2021	6,632	1,536	8,168	$19.59

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

As of September 30, 2021, there were 0.8 million shares reserved for grant under the Company’s 2020 ESPP.

Stock Repurchase Programs

Following the termination of Xperi’s prior stock repurchase program after the closing of the Mergers, on June 12, 2020 the Board of Directors (the “Board”) of the Company authorized a new stock repurchase program providing for the repurchase of up to $150.0 million of the Company’s Common Stock dependent on market conditions, share prices and other factors. On April 22, 2021, the Board authorized an additional $100.0 million of purchases under the existing stock repurchase plan. As of September 30, 2021, the Company has repurchased a total of approximately 7.7 million shares of common stock, since inception of the plan, at an average price of $16.93 per share for a total cost of $129.9 million. As of December 31, 2020, the Company had repurchased a total of approximately 4.9 million shares of common stock, since inception of the plan, at an average price of $14.25 per share for a total cost of $70.1 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2021, the total remaining amount available for repurchase under this plan was $120.1 million. The Company expects to continue to execute authorized repurchases from time to time under the plan.

The Company issues restricted stock units as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the condensed consolidated financial statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the three months ended September 30, 2021 and 2020, the Company withheld 0.3 million and 0.2 million shares of common stock to satisfy $7.1 million and $3.3 million of required withholding taxes, respectively. During the nine months ended September 30, 2021 and 2020, the Company withheld 0.7 million and 0.6 million shares of common stock to satisfy $15.4 million and $9.2 million of required withholding taxes, respectively.

NOTE 12 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three and nine months ended September 30, 2021 and 2020 is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of licensing, services and software revenue	$525	$258	$1,377	$332
Research, development and other related costs	5,110	3,580	14,267	9,454
Selling, general and administrative	8,779	6,319	26,824	16,828
Total stock-based compensation expense	14,414	10,157	42,468	26,614
Tax effect on stock-based compensation expense	(174)	(55)	(507)	(1,550)
Net effect on net loss	$14,240	$10,102	$41,961	$25,064

SBC expense categorized by various equity components for the three and nine months ended September 30, 2021 and 2020 is summarized in the table below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Restricted stock awards and units	$12,876	$9,734	$38,206	$25,175
Employee stock purchase plan	1,516	401	4,200	1,387
Employee stock options	22	22	62	52
Total stock-based compensation expense	$14,414	$10,157	$42,468	$26,614

There were no options granted in the three and nine months ended September 30, 2021 and 2020.

The following assumptions were used to value the restricted stock units subject to market conditions granted during the period:

	March 2021	July 2020*
Expected life (years)	3.0	3.0
Risk-free interest rate	0.3%	0.2%
Dividend yield	1.0%	1.4%
Expected volatility	47.9%	51.3%

*There were no market-based PSUs granted prior to July 2020.

ESPP grants occur in March and September.  Prior to the Mergers, the final ESPP grant under the legacy ESPP program was in February 2020. The following assumptions were used to value the ESPP shares for these grants:

	September 2021	March 2021	September 2020	February 2020
Expected life (years)	2.0	2.0	2.0	2.0
Risk-free interest rate	0.2%	0.1%	0.1%	1.4%
Dividend yield	0.9%	1.2%	1.4%	4.0%
Expected volatility	52.0%	52.0%	57.5%	45.8%

NOTE 13 – INCOME TAXES

For the three months ended September 30, 2021, the Company recorded an income tax expense of $42.7 million on pretax loss of $3.7 million. For the nine months ended September 30, 2021, the Company recorded an income tax expense of $35.8 million on a pretax loss of $7.9 million, which resulted in a year-to-date effective tax rate of (452.3)%. The income tax expense for the three and nine months ended September 30, 2021 was primarily related to foreign withholding taxes, base erosion and anti-abuse tax (“BEAT”) and unrealized foreign exchange loss from the prior year South Korea refund claims, which have remained relatively fixed on a forecast basis quarter over quarter. The negative tax rate is the result of the relatively fixed tax expense recorded against a small pre-tax loss. The Company’s effective tax rate was based on a projected 2021 U.S. GAAP pretax loss and varies significantly from the 21% U.S. federal tax rate.

For the three months ended September 30, 2020, the Company recorded an income tax expense of $0.5 million on a pretax loss of $30.1 million and for the nine months ended September 30, 2020, the Company recorded an income tax benefit of $6.8 million on a pretax loss of $41.6 million, which resulted in an effective tax rate of 16.3% for the nine months ended September 30, 2020. The tax benefit of $6.8 million is comprised of a $12.2 million tax benefit related to the five month pre-merger period and a tax expense of $5.4 million related to the four month post-merger period. The five month pre-merger income tax benefit of $12.2 million was primarily related to a net decrease in valuation allowance as a result of the Mergers, deduction from foreign-derived intangible income, releases of unrecognized tax benefits due to the lapse of applicable statutes of limitation, and deduction from transaction expenses, offset by tax expense from operating income, shortfalls from stock-based compensation, certain non-deductible expenses, and unrealized foreign exchange losses from the prior period South Korea refund claim. The four-month post-merger income tax expense of $5.4 million was primarily related to income tax expense from foreign operations, foreign withholding taxes and U.S. federal minimum tax offset by unrealized foreign exchange gains from the current period South Korean refund claim.

As of September 30, 2021, gross unrecognized tax benefits increased $1.9 million to $229.1 million compared to $227.2 million as of December 31, 2020. This was included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $96.3 million would affect the effective tax rate if recognized. As of September 30, 2020, gross unrecognized tax benefits of $181.7 million were included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $97.3 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized interest and penalties related to unrecognized tax benefits of $1.1 million and an insignificant amount for the nine months ended September 30, 2021 and 2020, respectively. Accrued interest and penalties were $3.6 million and $2.5 million as of September 30, 2021 and December 31, 2020, respectively.

As of September 30, 2021, the Company’s 2016 through 2020 tax years are generally open and subject to potential examination in one or more jurisdictions. Earlier tax years for the Company and its subsidiaries are also open in certain jurisdictions which are currently subject to examination. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company has submitted withholding tax refund claims with the South Korean authorities, and the final outcome is not anticipated to be settled within the next twelve months.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Fixed lease cost (1)	$5,701	$6,184	$16,695	$11,340
Variable lease cost	1,347	1,374	3,899	2,315
Less: sublease income	(2,051)	(2,452)	(7,397)	(3,295)
Total operating lease cost	$4,997	$5,106	$13,197	$10,360

(1) Includes short-term leases, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended,		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,692	$6,041	$17,008	$10,767
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$78	$461	$3,556	$4,312

	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	4.6	5.1
Weighted-average discount rate:
Operating leases	5.1%	5.2%

Future minimum lease payments and related lease liabilities as of September 30, 2021 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2021 (remaining 3 months)	$4,566	$(1,803)	$2,763
2022	19,676	(7,487)	12,189
2023	17,645	(7,618)	10,027
2024	16,589	(7,610)	8,979
2025	15,009	(7,386)	7,623
Thereafter	9,499	(935)	8,564
Total lease payments	82,984	(32,839)	50,145
Less: imputed interest	(9,416)	—	(9,416)
Present value of lease liabilities:	$73,568	$(32,839)	$40,729

Less: current obligations under leases (accrued liabilities)	16,444
Noncurrent operating lease liabilities	$57,124

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

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of September 30, 2021, the Company’s total future unconditional purchase obligations were approximately $127.2 million.

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2021, the Company had total purchase commitments for inventory of $10.8 million, of which $1.3 million was accrued in the Condensed Consolidated Balance Sheet.

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

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes, given the absence of any such payments in the Company’s history, and the estimated low probability of such payments in the future, that the estimated fair value of these indemnification agreements is immaterial. In addition, the Company has directors’ and officers’ liability insurance coverage that is intended to reduce its financial exposure and may enable the Company to recover any payments under the indemnification agreements, should they occur.

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

Reportable segments are identified based on the Company’s organizational structure and information reviewed by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The Company’s Chief Executive Officer is also the CODM as defined by the authoritative guidance on segment reporting.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue:
Product segment	$117,732	$122,552	$361,740	$242,618
IP Licensing segment	101,647	80,245	301,507	215,475
Total revenue	219,379	202,797	663,247	458,093
Operating expenses:
Product segment	116,813	116,149	330,395	228,941
IP Licensing segment	34,676	40,020	103,116	70,765
Unallocated operating expenses (1)	63,964	65,591	202,157	170,542
Total operating expenses	215,453	221,760	635,668	470,248
Operating income (loss):
Product segment	919	6,403	31,345	13,677
IP Licensing segment	66,971	40,225	198,391	144,710
Unallocated operating expenses (1)	(63,964)	(65,591)	(202,157)	(170,542)
Total operating income (loss)	$3,926	$(18,963)	$27,579	$(12,155)

(1)

Unallocated operating expenses consist primarily of selling, marketing, general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
U.S.	$139,964	64%	$125,753	62%	$412,972	62%	$191,847	42%
Japan	20,151	9	19,107	10	70,854	11	84,461	18
South Korea	14,313	7	14,402	7	48,098	7	102,959	23
Europe and Middle East	16,090	7	10,606	5	47,360	7	22,035	5
Other	28,861	13	32,929	16	83,963	13	56,791	12
	$219,379	100%	$202,797	100%	$663,247	100%	$458,093	100%

For both the three months ended September 30, 2021 and 2020, there were no customers that individually accounted for 10% or more of total revenue. For the nine months ended September 30, 2021 and 2020, there were no customers and one customer, respectively, that each accounted for 10% or more of total revenue. As of September 30, 2021 and December 31, 2020, there were no customers and two customers, respectively, that each accounted for 10% or more of total accounts receivable.

NOTE 17 - SUBSEQUENT EVENTS

On October 29, 2021, the Board declared a cash dividend of $0.05 per share of common stock, payable on December 20, 2021 to the stockholders of record at the close of business on November 29, 2021.

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

We are a leading consumer and entertainment product/solutions licensing company and one of the industry’s largest intellectual property (IP) licensing platforms, with a diverse portfolio of media and semiconductor intellectual property and more than 11,000 patents and patent applications worldwide. We invent, develop, and deliver technologies that enable extraordinary experiences. Xperi technologies, delivered via our brands (DTS, HD Radio, IMAX Enhanced, Invensas, TiVo), and by our subsidiary, Perceive Corporation (“Perceive”), make entertainment more entertaining, and smart devices smarter. Our technologies are integrated into billions of consumer devices, media platforms, and semiconductors worldwide, driving increased value for partners, customers and consumers. We shape how millions of consumers access and experience entertainment content, and our innovations are found in billions of devices and hundreds of millions of interfaces around the globe. Headquartered in Silicon Valley with operations around the world, we have approximately 1,850 employees and over 35 years of operating experience.

We are currently contemplating and may pursue, subject to any required regulatory approvals, a separation of our Product business and IP Licensing business through a tax-efficient transaction, resulting in two independent, publicly traded companies. We continue to evaluate the optimal timing of the contemplated business separation and currently anticipate that such separation will not be completed earlier than the first half of 2022.

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

Since the start of the summer of 2021, there has been rapid spread of the highly contagious Delta variant of COVID-19, particularly in the regions and among the age groups with low vaccination rates, leading to a resurgence in cases, hospitalizations and deaths. Businesses and consumers have been adjusting their plans to comply with renewed mask and vaccine mandates, travel restrictions, event cancellations and delayed office reopenings. Our operations and those of our customers have also been negatively impacted by certain trends arising from the COVID-19 pandemic, including labor market constraints, shortage of semiconductor components and manufacturing capacities, delays in shipments, product development and product launches and rising inflation. In addition, the widespread supply chain disruption is expected to impede global and regional economic activities, such as consumer spending and product availabilities, which may adversely affect our business operations and financial results. We have been closely monitoring the COVID-19 pandemic and its impact on our business, including legislation to mitigate the impact of COVID-19 such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act which was enacted in March 2020, and the American Rescue Plan Act of 2021 which was enacted in March 2021. Although a significant portion of our anticipated revenue for 2021 is derived from fixed-fee and minimum-guarantee arrangements, primarily from large, well-capitalized customers which we believe somewhat mitigates the risks to our business, our per-unit and variable-fee based revenue will continue to be susceptible to the volatility, labor shortages, supply chain disruptions, microchip shortages, and potential market downturns induced by the COVID-19 pandemic.

The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the continuing global disruption in supply chains in our industries; and the impact of the pandemic on the global economy and demand for consumer products. Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our financial expenditures in response to continued uncertainty. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors of the Form 10-K.

Results of Operations

Revenue

We operate in two business segments. In our Product segment, we derive the majority of the revenue from licensing our technology to customers primarily through Technology License arrangements and Technology Solutions arrangements. For Technology License arrangements, the customer obtains rights to the technology delivered at the commencement of the agreement. For Technology Solutions arrangements, the customer receives access to a platform, media or data that includes frequent updates, where access to such updates is critical to the functionality of the technology. In our IP Licensing segment, we license our innovations to leading companies in the media and semiconductor industries. IP Licensing arrangements include access to one or more of our foundational patent portfolios and may also include access to some of our industry-leading technologies and proven know-how.

Technology License Arrangements

We license our audio, digital radio and imaging technology to consumer electronics (“CE”) manufacturers, automotive manufacturers or their supply chain partners.

We generally recognize royalty revenue from licenses based on units shipped or manufactured. Revenue is recognized in the period in which the customer’s sales or production are estimated to have occurred. This may result in an adjustment to revenue when actual sales or production are subsequently reported by the customer, generally in the month or quarter following sales or production. Estimating customers’ quarterly royalties prior to receiving the royalty reports requires us to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate quantities shipped or manufactured by customers, which could have a material impact on the amount of revenue we report on a quarterly basis.

Certain customers enter into fixed fee or minimum guarantee agreements, whereby customers pay a fixed fee for the right to incorporate our technology in the customer’s products over the license term. In arrangements with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. We generally recognize the full fixed fee as revenue at the beginning of the license term when the customer has the right to use the technology and begins to benefit from the license, net of the effect of any significant financing components calculated using customer-specific, risk-adjusted lending rates, with the related interest income being recognized over time on an effective rate basis. For minimum guarantee agreements where the customer exceeds the minimum, we recognize revenue relating to any additional per-unit fees in the periods we believe the customer will exceed the minimum and adjusts the revenue based on actual usage once that is reported by the customer.

Technology Solutions Arrangements

Technology Solutions customers are primarily multi-channel video service providers, CE manufacturers, and end consumers. Technology Solutions revenue is primarily derived from licensing our pay-TV solutions, Personalized Content Discovery, enriched Metadata, and viewership data; selling TiVo-enabled devices like the Stream 4K; and advertising.

For Technology Solutions, we provide on-going media or data delivery, hosting and access to our platform, and software updates. For these solutions, we generally receive fees on a per-subscriber per-month basis or as a fixed fee, and revenue is recognized during the month in which the solutions are provided to the customer. For most of the Technology Solutions offerings, substantially all functionality is obtained through our continuous hosting and/or updating of the data and content. In these instances, we typically have a single performance obligation related to these ongoing activities in the underlying arrangement. For those arrangements that include multiple performance obligations, we allocate the consideration and recognize revenue for each distinct performance obligation when control of the promised goods or services is transferred to the customer.

IP License Arrangements

In our IP Licensing segment, we license (i) our media patent portfolios (“Media IP licensing”) to multichannel video programming distributors, over-the-top video service providers, consumer electronics manufacturers, social media, and other new media companies and (ii) our semiconductor technologies and associated patent portfolios (“Semiconductor IP licensing”) to memory, sensors, radio frequency (“RF”) component, and foundry companies. We license our IP portfolios under three revenue models: (i) fixed-fee Media IP licensing, (ii) fixed-fee or minimum guarantee Semiconductor IP licensing, and (iii) per-unit or per-subscriber IP licenses.

Fixed-fee Media IP licensing

Our long-term fixed-fee Media IP licensing agreements, which are related to the TiVo businesses following the Mergers, provide our customers with rights to future patented technologies over the term of the agreement that are highly interdependent or highly interrelated to the patented technologies provided at the inception of the agreement. We treat these rights as a single performance obligation with revenue recognized on a straight-line basis over the term of the fixed-fee license agreement.

At times, we enter into license agreements in which a licensee is released from past patent infringement claims or is granted a license to ship an unlimited number of units or for an unlimited number of subscribers over a future period for a fixed fee. In these arrangements, we allocate the transaction price between the release for past patent infringement claims and the future license. In determining the stand-alone selling price of the release for past patent infringement claims and the future license, we consider such factors as the number of units shipped in the past or the number of past subscribers and the relevant geographies of the shipped units or subscribers, the future number of subscribers or units, as well as the licensing rate we generally receive for per-subscriber or units shipped in the same geographies. As the release from past patent infringement claims is generally satisfied at execution of the agreement, the transaction price allocated to the release from past patent infringement claims is generally recognized in the period the agreement is executed and the amount of transaction price allocated to the future license is recognized ratably over the future license term.

Fixed-fee or minimum guarantee Semiconductor IP licensing

We enter into Semiconductor IP licenses that have fixed fee or minimum guarantee arrangements, whereby licensees pay a fixed fee for the right to incorporate our IP technologies in the licensee’s products over the license term. In arrangements with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. We generally recognize the full fixed fee as revenue at the beginning of the license term when the customer has the right to use the IP and begins to benefit from the license, net of the effect of any significant financing components calculated using customer-specific, risk-adjusted lending rates, with the related interest income being recognized over time on an effective rate basis. For minimum guarantee agreements where the customer exceeds the minimum, we recognize revenue relating to any additional per-unit fees in the periods we believe the customer will exceed the minimum and adjusts the revenue based on actual usage once that is reported by the customer.

Per-unit or per-subscriber IP royalty licenses

We recognize revenue from per-unit or per-subscriber IP royalty licenses in the period in which the licensee’s sales or production are estimated to have occurred, which results in an adjustment to revenue when actual sales or production are subsequently reported by the licensee, which is generally in the month or quarter following usage or shipment. Estimating customers’ monthly or quarterly royalties prior to receiving the royalty reports requires us to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate quantities shipped or manufactured by customers, which could have a material impact on the amount of revenue we report on a quarterly basis.

We also generate revenue from non-recurring engineering (“NRE”) services, advertising, and hardware products, each of which was less than 5% of total revenue for all periods presented.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue:
Licensing, services and software	98%	96%	98%	98%
Hardware	2	4	2	2
Total revenue	100	100	100	100
Operating expenses:
Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets	12	11	10	7
Cost of hardware revenue, excluding depreciation and amortization of intangible assets	3	6	3	3
Research, development and other related costs	27	28	25	27
Selling, general and administrative	28	32	30	37
Depreciation expense	3	3	3	3
Amortization expense	24	25	24	23
Litigation expense	1	4	1	3
Total operating expenses	98	109	96	103
Operating income (loss)	2	(9)	4	(3)
Interest expense	4	7	5	5
Other income and expense, net	—	(1)	(1)	(1)
Loss on debt extinguishment	—	—	1	2
Loss before taxes	(2)	(15)	(1)	(9)
Provision for (benefit from) income taxes	19	—	6	(1)
Net loss	(21)%	(15)%	(7)%	(8)%

Total Revenue (in thousands, except for percentages):

	Three Months Ended
	September 30, 2021	September 30, 2020	Increase/ (Decrease)	% Change
Total revenue	$219,379	$202,797	$16,582	8%

The $16.6 million, or 8% increase in total revenue for the three months ended September 30, 2021, compared to the same period in the prior year, was primarily attributable to an increase of $21.4 million in IP Licensing revenue, driven by revenue from the Comcast license executed in the fourth quarter of 2020, and the timing and conclusion of renewals and new executed licenses prior to and in the third quarter of 2021, and certain catch-up payments for past royalties due, partially offset by a decrease in Product revenue.

	Nine Months Ended
	September 30, 2021	September 30, 2020	Increase/ (Decrease)	% Change
Total revenue	$663,247	$458,093	$205,154	45%

The $205.2 million, or 45% increase in total revenue for the nine months ended September 30, 2021, compared to the same period in the prior year, was primarily due to the inclusion of a full nine months of post-merger revenue from TiVo in the nine months ended September 30, 2021 and revenue from the Comcast license executed in the fourth quarter of 2020. These increases were partially offset by a decline in revenue from the Semiconductor IP licensing business.

Cost of Licensing, Services and Software Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, royalties paid to third parties, maintenance costs and an allocation of facilities costs, as well as service center and other expenses related to providing the Pay-TV and platform solutions, NRE services and our metadata offering.

Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets, for the three months ended September 30, 2021 was $26.0 million, as compared to $21.9 million for the three months ended September 30, 2020, an increase of $4.1 million. The increase was primarily due to higher third-party royalties paid as well as increases in other delivery costs related to higher revenue in the third quarter of 2021.

Cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets, for the nine months ended September 30, 2021 was $69.9 million, as compared to $31.6 million for the nine months ended September 30, 2020, an increase of $38.3 million. The increase was primarily due to the inclusion of a full nine months of post-merger TiVo expenses in the nine months ended September 30, 2021.

We anticipate cost of licensing, services and software revenue, excluding depreciation and amortization of intangible assets, will increase in 2021 on an annual basis when compared to 2020 primarily due to the inclusion of a full year of TiVo operations in our consolidated results.

Cost of Hardware Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of hardware revenue, excluding depreciation and amortization of intangible assets, includes all product-related costs associated primarily with TiVo-enabled devices, including employee-related costs, warranty costs, order fulfillment costs, certain licensing costs, and an allocation of facilities costs.

Cost of hardware revenue, excluding depreciation and amortization of intangible assets, for the three months ended September 30, 2021 was $6.5 million, as compared to $12.2 million for the three months ended September 30, 2020, a decrease of $5.7 million. The decrease was primarily related to decreased hardware product sales in the third quarter of 2021 as well as certain hardware product costs incurred in the third quarter of 2020 from new product launches.

Cost of hardware revenue, excluding depreciation and amortization of intangible assets, for the nine months ended September 30, 2021 was $17.7 million, as compared to $13.7 million for the nine months ended September 30, 2020, an increase of $4.0 million. The increase was primarily due to the inclusion of a full nine months of post-merger TiVo expenses in the nine months ended September 30, 2021, partially offset by certain hardware product costs incurred when the product was launched in the third quarter of 2020.

We anticipate cost of hardware revenue, excluding depreciation and amortization of intangible assets, will increase in 2021 on an annual basis when compared to 2020 primarily due to the inclusion of a full year of TiVo operations in our consolidated results as well as expected growth in sales of hardware products.

Research, Development and Other Related Costs

Research, development and other related costs (“R&D expense”) are comprised primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, reverse engineering, materials, supplies, and an allocation of facilities costs. All research, development and other related costs are expensed as incurred.

R&D expense for the three months ended September 30, 2021 was $58.8 million, as compared to $57.7 million for the three months ended September 30, 2020, an increase of $1.1 million. The increase was primarily due to employees hired in connection with the acquisition of certain assets of MobiTV in May 2021, partially offset by a decrease in personnel related costs resulting from cost synergies implemented subsequent to the Mergers.

R&D expense for the nine months ended September 30, 2021 was $168.4 million, as compared to $124.6 million for the nine months ended September 30, 2020, an increase of $43.8 million. The increase was due to the inclusion of a full nine months of post-merger TiVo R&D expenses in the nine months ended September 30, 2021, as well as employees hired in connection with the acquisition of certain assets of MobiTV in May 2021, partially offset by a decrease in personnel related costs resulting from cost synergies implemented subsequent to the Mergers.

We believe that a significant level of R&D expense will be required for us to remain competitive in the future. We also anticipate that R&D expense will increase in 2021 on annual basis when compared to 2020 primarily due to the inclusion of a full year of TiVo operations in our consolidated results.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2021 were $62.6 million, as compared to $63.8 million for the three months ended September 30, 2020, a decrease of $1.2 million. The decrease was due principally to decreases in merger related severance and retention expenses, and a reduction in the provision for credit losses in the three months ended September 30, 2021, partially offset by an increase in stock-based compensation expense.

SG&A expenses for the nine months ended September 30, 2021 were $197.8 million, as compared to $168.6 million for the nine months ended September 30, 2020, an increase of $29.2 million. The increase was due principally to the inclusion of a full nine months of post-merger TiVo SG&A expenses, partially offset by decreases in merger related transaction costs, severance and retention, and provision for credit losses in the nine months ended September 30, 2021.

We anticipate SG&A expenses will increase in 2021 when compared to 2020 primarily due to the inclusion of a full year of TiVo operations in our consolidated results.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2021 was $6.8 million and remains flat as compared to the same period in the prior year.

Depreciation expense for the nine months ended September 30, 2021 was $18.0 million, as compared to $11.8 million for the nine months ended September 30, 2020, an increase of $6.2 million. The increase was primarily attributable to depreciation expense on TiVo fixed assets added through the Mergers in June 2020.

We anticipate depreciation expense will continue to increase in 2021 as compared to 2020 as a result of the inclusion of the full year effect of TiVo’s assets after the Mergers.

Amortization Expense

Amortization expense for the three months ended September 30, 2021 was $52.4 million, as compared to $50.9 million for the three months ended September 30, 2020, an increase of $1.5 million. The increase was primarily attributable to a significant amount of intangible assets acquired in the fourth quarter of 2020.

Amortization expense for the nine months ended September 30, 2021 was $156.8 million, as compared to $105.4 million for the nine months ended September 30, 2020, an increase of $51.4 million. The increase was primarily attributable to amortization of intangible assets recorded in connection with the Mergers in June 2020, and secondarily due to a significant amount of intangible assets acquired in the fourth quarter of 2020.

With the Mergers, we anticipate that amortization expense will continue to be a significant expense since we acquired approximately $878 million in intangible assets in the Mergers which will be amortized over the next several years. See “Note 8 – Goodwill and Identified Intangible Assets” in the Notes to Condensed Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the three months ended September 30, 2021 was $2.3 million, as compared to $8.5 million for the three months ended September 30, 2020, a decrease of $6.2 million. The decrease was due to the resolution of prior litigation and reduced case activity.

Litigation expense for the nine months ended September 30, 2021 was $7.2 million, as compared to $14.5 million for the nine months ended September 30, 2020, a decrease of $7.3 million. The decrease was primarily due to the resolution of prior litigation and reduced case activity, partially offset by inclusion of post-merger TiVo litigation expenses.

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

Stock-based Compensation Expense

The following table sets forth our stock-based compensation (“SBC”) expense for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cost of licensing, services and software revenue	$525	$258	$1,377	$332
Research, development and other related costs	5,110	3,580	14,267	9,454
Selling, general and administrative	8,779	6,319	26,824	16,828
Total stock-based compensation expense	$14,414	$10,157	$42,468	$26,614

Stock-based compensation awards include restricted stock awards and units, employee stock plan purchases, and employee stock options. The increases in SBC expense for the three and nine months ended September 30, 2021, compared to the corresponding periods in 2020, were primarily a result of including incremental expense from assumed TiVo stock awards from the Mergers and increases in stock award grants as a result of the Mergers.

Interest Expense

Interest expense for the three months ended September 30, 2021 was $8.5 million, as compared to $13.4 million for the three months ended September 30, 2020. The decrease in interest expense was primarily due to a lower average debt balance as compared to the same period in 2020 as we paid down $250.1 million of principal balance during the intervening period, and secondly a reduction in interest rate as a result of the debt refinancing in June 2021 described below.

Interest expense for the nine months ended September 30, 2021 was $30.4 million, as compared to $24.6 million for the nine months ended September 30, 2020. The increase in interest expense was primarily a result of a higher average debt balance as compared to the same period in 2020 as we entered into a new term loan of $1,050 million on June 1, 2020 to refinance the indebtedness of the combined companies in connection with the Mergers.

We anticipate interest expense will increase in 2021 when compared to 2020 as a result of a full year of the higher debt balance and amortization of debt discount and issuance costs following the Mergers, partially offset by the impact of the debt refinancing in June 2021 described below.

Other Income and expense, Net

Other income and expense, net, was $0.9 million for the three months ended September 30, 2021, as compared to $2.3 million for the three months ended September 30, 2020. Other income and expense, net, for the nine months ended September 30, 2021 was $2.9 million, as compared to $3.4 million for the nine months ended September 30, 2020. Other income and expense, net, was lower in the three and nine months ended September 30, 2021, as compared to the corresponding periods in the prior year, principally due to a decrease in interest income from significant financing components from revenue contracts, and secondarily from a decline in interest income from our short-term investments.

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

In connection with the Mergers and in June 2020, we refinanced the indebtedness of the combined companies by entering into the 2020 Term B Loan Facility, and consequently recognized a loss on early debt extinguishment on the legacy debt of $8.3 million in the second quarter of 2020.

Provision for Income Taxes

Our provision for income taxes is based on our worldwide estimated annualized effective tax rate. For jurisdictions in which a loss is forecast but no benefit can be realized for those losses, the tax is estimated separately. In certain circumstances we also record the income tax effects of discrete transactions in the quarter in which the transaction has occurred. Due to our significant net operating loss carryforwards and a valuation allowance applied against a significant portion of our deferred tax assets, foreign withholding taxes, base erosion and anti-abuse tax (“BEAT”), and unrealized foreign exchange loss from the prior year South Korea refund claims are the primary drivers of income tax expense and the primary reasons for cash tax payments of income taxes. For the three months ended September 30, 2021, our effective tax rate was based on a projected 2021 U.S. GAAP pretax loss and varies significantly from the 21% U.S. federal tax rate.

For the three months ended September 30, 2021, we recorded an income tax expense of $42.7 million on pretax loss of $3.7 million. For the nine months ended September 30, 2021, we recorded an income tax expense of $35.8 million on a pretax loss of $7.9 million, which resulted in a year-to-date effective tax rate of (452.3)%. The income tax expense for the three and nine months ended September 30, 2021 was primarily related to foreign withholding taxes, BEAT and unrealized foreign exchange loss from the prior year South Korea refund claims, which have remained relatively fixed on a forecast basis quarter over quarter. The negative tax rate is the result of the relatively fixed tax expense recorded against a small pre-tax loss.

For the three months ended September 30, 2020, we recorded an income tax expense of $0.5 million on a pretax loss of $30.1 million. For the nine months ended September 30, 2020, we recorded an income tax benefit of $6.8 million on a pretax loss of $41.6 million, which resulted in an effective tax rate of 16.3% for the nine months ended September 30, 2020. The tax benefit of $6.8 million is comprised of a $12.2 million tax benefit related to the five month pre-merger period and a tax expense of $5.4 million related to the four month post-merger period. The five month pre-merger income tax benefit of $12.2 million was primarily related to a net decrease in valuation allowance as a result of the Mergers, deduction from foreign-derived intangible income, and the release of unrecognized tax benefits due to the lapse of applicable statutes of limitation offset by tax expense from operating income, shortfalls from stock-based compensation, certain non-deductible expenses, and unrealized foreign exchange losses from the prior period South Korea refund claim. The four month post-merger income tax expense of $5.4 million was primarily related to income tax expense from foreign operations, foreign withholding taxes and U.S. federal minimum tax offset by unrealized foreign exchange gains from the current period South Korean refund claim.  As a result of the Mergers, a valuation allowance was recorded on the net deferred tax assets of the U.S. federal consolidated group.

The year-over-year increase in income tax expense is largely attributable to the inclusion of nine months of TiVo activity in the current year.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that it was not more-likely-than-not that we would realize our federal, certain state and certain foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset forecasted future tax liabilities. In the future, we may release our deferred tax asset valuation allowance associated with our federal, state or foreign deferred tax assets depending on achievement of future profitability in relevant jurisdictions, or implementing tax planning strategies that enable us to utilize deferred tax assets. There can be no assurance that we will generate profits or implement tax strategies in future periods enabling us to fully realize our deferred tax assets. The timing of recording a deferred tax asset valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be known in advance. We intend to continue maintaining a full valuation allowance on our federal deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of these allowances. However, given our current earning and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of our federal valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain federal deferred tax assets and a decrease to income tax expense for the period the release is recorded.

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

The following table sets forth our segments’ revenue, operating expenses and operating income (loss) (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenue:
Product segment	$117,732	$122,552	$361,740	$242,618
IP Licensing segment	101,647	80,245	301,507	215,475
Total revenue	219,379	202,797	663,247	458,093
Operating expenses:
Product segment	116,813	116,149	330,395	228,941
IP Licensing segment	34,676	40,020	103,116	70,765
Unallocated operating expenses (1)	63,964	65,591	202,157	170,542
Total operating expenses	215,453	221,760	635,668	470,248
Operating income (loss):
Product segment	919	6,403	31,345	13,677
IP Licensing segment	66,971	40,225	198,391	144,710
Unallocated operating expenses (1)	(63,964)	(65,591)	(202,157)	(170,542)
Total operating income (loss)	$3,926	$(18,963)	$27,579	$(12,155)

(1)

Unallocated operating expenses consist primarily of selling, marketing, general and administrative expenses, including administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

For the three months ended September 30, 2021, the unallocated operating expenses were $64.0 million, compared to $65.6 million for the three months ended September 30, 2020. The decrease of $1.6 million was due principally to a decrease in merger related severance and retention expenses, and a reduction in the provision for credit losses, partially offset by an increase in stock-based compensation expense in the three months ended September 30, 2021.

For the nine months ended September 30, 2021, the unallocated operating expenses were $202.2 million compared to $170.5 million for the nine months ended September 30, 2020. The increase of $31.7 million was due principally to the inclusion of a full nine months of post-merger TiVo expenses, partially offset by decreases in merger related transaction costs, severance and retention, and provision for credit losses in the nine months ended September 30, 2021.

The revenue and operating income (loss) amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $851.1 million in goodwill at September 30, 2021, approximately $527.8 million was allocated to our Product segment and approximately $323.3 million was allocated to our IP Licensing segment.

Product Segment

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total revenue	$117,732	$122,552	$361,740	$242,618
Operating expenses:
Total cost of revenue	32,301	33,881	86,769	45,145
Research, development and other related costs	49,975	48,850	144,370	102,479
Litigation	1,483	936	3,139	1,674
Depreciation	5,225	4,671	12,851	8,840
Amortization	27,829	27,811	83,266	70,803
Total operating expenses	116,813	116,149	330,395	228,941
Total operating income (loss)	$919	$6,403	$31,345	$13,677

Product revenue for the three months ended September 30, 2021 was $117.7 million as compared to $122.5 million for the three months ended September 30, 2020, a decrease of $4.8 million. The decrease was primarily due to supply chain constraints that impacted our customers’ shipment volumes in Consumer Experience and Connected Car in the three months ended September 30, 2021.

Product revenue for the nine months ended September 30, 2021 was $361.7 million as compared to $242.6 million for the nine months ended September 30, 2020, an increase of $119.1 million. The increase was primarily attributable to the inclusion of a full nine months of post-merger Product revenue from TiVo.

Operating expenses for the three months ended September 30, 2021 were $116.8 million, as compared to $116.1 million for the three months ended September 30, 2020, an increase of $0.7 million. The increase was primarily due to costs of headcount added in connection with the acquisition of certain MobiTV assets in May 2021, partially offset by decreases in hardware product costs and personnel related costs resulting from cost synergies implemented subsequent to the Mergers.

Operating expenses for the nine months ended September 30, 2021 were $330.4 million, as compared to $228.9 million for the nine months ended September 30, 2020, an increase of $101.5 million. The increase was primarily due to the inclusion of a full nine months of post-merger TiVo Product expenses, and costs of headcount added in connection with the acquisition of certain MobiTV assets in May 2021, partially offset by a decrease in personnel related costs resulting from cost synergies implemented subsequent to the Mergers.

Operating income in the three months ended September 30, 2021 was $0.9 million compared to operating income of $6.4 million in the three months ended September 30, 2020, with the variance due to the reasons stated above.

Operating income in the nine months ended September 30, 2021 was $31.3 million compared to operating income of $13.7 million in the nine months ended September 30, 2020, with the variance due to the reasons stated above.

IP Licensing Segment

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total revenue	$101,647	$80,245	$301,507	$215,475
Operating expenses:
Total cost of revenue	248	189	795	189
Research, development and other related costs	8,791	8,881	23,999	22,086
Litigation	844	7,580	4,023	12,815
Depreciation	234	287	740	1,031
Amortization	24,559	23,083	73,559	34,644
Total operating expenses	34,676	40,020	103,116	70,765
Total operating income	$66,971	$40,225	$198,391	$144,710

IP Licensing revenue for the three months ended September 30, 2021 was $101.6 million as compared to $80.2 million for the three months ended September 30, 2020, an increase of $21.4 million. The increase was primarily due to revenue from the Comcast license executed in the fourth quarter of 2020, and the timing and conclusion of renewals and new executed licenses prior to and in the third quarter of 2021, and certain catch-up payments for past royalties due in the three months ended September 30, 2021.

IP Licensing revenue for the nine months ended September 30, 2021 was $301.5 million as compared to $215.5 million for the nine months ended September 30, 2020, an increase of $86.0 million. The increase was primarily attributable to the inclusion of a full nine months of post-merger IP Licensing revenue from TiVo and revenue from the Comcast license executed in the fourth quarter of 2020, partially offset by a decline in revenue from the Semiconductor IP licensing business in the nine months ended September 30, 2021.

Operating expenses for the three months ended September 30, 2021 were $34.7 million, as compared to $40.0 million for the three months ended September 30, 2020, a decrease of $5.3 million. The decrease was primarily due to a decrease in litigation expenses as we successfully concluded the Comcast litigation activity during the fourth quarter of 2020, partially offset by an increase in amortization expense which was primarily attributable to a significant amount of intangible assets acquired in the fourth quarter of 2020.

Operating expenses for the nine months ended September 30, 2021 were $103.1 million, as compared to $70.8 million for the nine months ended September 30, 2020, an increase of $32.3 million. The increase was primarily due to the inclusion of a full nine months of post-merger TiVo IP Licensing expenses, partially offset by a decrease in litigation expenses, and lower personnel related costs resulting from cost synergies implemented subsequent to the Mergers.

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

Operating income for the three months ended September 30, 2021 was $67.0 million compared to operating income of $40.2 million for the three months ended September 30, 2020, with the variance due to the reasons stated above.

Operating income for the nine months ended September 30, 2021 was $198.4 million compared to operating income of $144.7 million for the nine months ended September 30, 2020, with the variance due to the reasons stated above.

Liquidity and Capital Resources

	As of
(in thousands, except for percentages)	September 30, 2021	December 31, 2020
Cash and cash equivalents	$165,438	$170,188
Short-term investments	71,863	86,947
Total cash, cash equivalents and short-term investments	$237,301	$257,135
Percentage of total assets	9%	10%

	Nine Months Ended
	September 30, 2021	September 30, 2020
Net cash from operating activities	$165,913	$129,433
Net cash from investing activities	$(11,560)	$72,536
Net cash from financing activities	$(157,914)	$(161,553)

Our primary sources of liquidity and capital resources are our operating cash flows and our cash and short-term investments. Cash, cash equivalents and short-term investments were $237.3 million as of September 30, 2021, a decrease of $19.8 million from $257.1 million at December 31, 2020. This decrease resulted primarily from $15.8 million in dividends paid, $75.2 million in repurchases of common stock, $73.9 million in repayment of long-term debt, $17.4 million in cash used to acquire certain assets and liabilities of MobiTV, Inc. (the “MobiTV Acquisition”), $8.3 million of capital expenditures and $6.8 million in debt refinancing costs, which was partially offset by $165.9 million in cash generated from operations and $13.8 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans. Cash and cash equivalents totaled $165.4 million as of September 30, 2021, a decrease of $4.8 million from $170.2 million at December 31, 2020.

Cash flows provided by operations were $165.9 million for the nine months ended September 30, 2021, primarily due to our net loss of $43.7 million being adjusted for non-cash items of depreciation of $18.0 million, amortization of intangible assets of $156.8 million, stock-based compensation expense of $42.5 million and a loss on debt extinguishment of $8.0 million. These increases were partially offset by a reduction of $7.1 million in deferred income taxes and $8.3 million in changes in operating assets and liabilities.

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

Net cash used in investing activities was $11.6 million for the nine months ended September 30, 2021, primarily related to purchases of short-term investments of $65.4 million, cash used in the MobiTV Acquisition of $17.4 million and capital expenditures of $8.3 million, partially offset by maturities and sales of securities of $79.7 million.

Net cash provided by investing activities was $72.5 million for the nine months ended September 30, 2020, primarily related to maturities and sales of securities of $26.9 million and net cash acquired in the Mergers of $117.4 million, partially offset by purchase of short-term investment of $68.1 million and capital expenditures of $3.0 million.

Net cash used in financing activities was $157.9 million for the nine months ended September 30, 2021 principally due to $73.9 million in repayment of indebtedness, $6.8 million in debt refinancing costs, $15.8 million in dividends paid, and $75.2 million in repurchases of common stock, partially offset by $13.8 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

Net cash used in financing activities was $161.6 million for the nine months ended September 30, 2020 principally due to $1,091.7 million in repayment of indebtedness, $25.6 million in dividends paid, and $59.3 million in repurchases of common stock, partially offset by $1,010.3 million in net long-term debt proceeds and $4.8 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

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

For AFS debt securities in an unrealized loss position, we first assess whether we intend to sell, or it is more-likely-than-not that we will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities that do not meet the aforementioned criteria, we evaluate whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, we consider the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in accumulated other comprehensive income or loss. We did not recognize a provision for credit losses related to our AFS debt securities in the three and nine months ended September 30, 2021 and 2020, respectively.

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

On June 1, 2020, in connection with the consummation of the Mergers, we entered into a Credit Agreement (the “2020 Credit Agreement”) by and among us, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The 2020 Credit Agreement provided for a five-year senior secured term B loan facility in an aggregate principal amount of $1,050 million (the “2020 Term B Loan Facility”). The interest rate applicable to loans outstanding under the 2020 Term B Loan Facility was equal to, at our option, either (i) a base rate plus a margin of 3.00% per annum or (ii) LIBOR plus a margin of 4.00% per annum. Commencing on September 30, 2020, the 2020 Term B Loan Facility was amortized in quarterly installments equal to (i) with respect to repayments occurring on or prior to June 1, 2023, 1.25% of the original principal amount of the 2020 Term B Loan Facility and (ii) with respect to repayments occurring after June 1, 2023 and prior to June 1, 2025, 1.875% of the original principal amount of the 2020 Term B Loan Facility, with the balance payable on the maturity date of the 2020 Term B Loan Facility (in each case subject to adjustment for prepayments). The 2020 Term B Loan Facility was scheduled to mature on June 1, 2025. Upon the closing of the 2020 Credit Agreement, we borrowed $1,050 million under the 2020 Term B Loan Facility. Net proceeds were used on June 1, 2020, together with cash and cash equivalents, to repay existing indebtedness of the combined Company, including the aforementioned Term B Loan Facility with RBC. We commenced repaying quarterly installments under the 2020 Term B Loan Facility in the third quarter of 2020. The agreement permitted prepayment of principal without penalty and on December 31, 2020, we elected to make a voluntary principal payment of $150.0 million. On June 8, 2021, we paid down $50.6 million in principal balance and completed a refinancing of the 2020 Term B Loan Facility by entering into an amendment to the 2020 Term B Loan Facility (the “Refinanced Term B Loans”) to provide a new loan facility in the amount of $810.0 million, reducing the borrowing rate by 50 basis points and extending the loan maturity date to June 2028. We commenced repaying quarterly installments under the Refinanced Term B Loans in the third quarter of 2021.

At September 30, 2021, $799.9 million was outstanding under the Refinanced Term B Loans with an interest rate, including amortization of debt discount and issuance costs, of 4.2%. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $10.1 million for the remainder of 2021, $40.5 million in each year from 2022 through 2027, with the remaining principal balance of $546.8 million due in 2028. We are obligated to pay a portion of excess cash flow on an annual basis beginning in March 2023 based on certain leverage ratios and our excess cash flow generated for the immediately preceding calendar year. The Refinanced Term B Loans contain customary covenants, and as of September 30, 2021, we were in full compliance with such covenants.

Following the closing of the Mergers, on June 12, 2020, our Board of Directors terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”) providing for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through September 30, 2021, we have repurchased an aggregate of approximately 7.7 million shares of common stock at a total cost of $129.9 million at an average price of $16.93. During the nine months ended September 30, 2021, we repurchased an aggregate of approximately 2.8 million shares of common stock at a total cost of $59.8 million at an average price of $21.72. As of September 30, 2021, the total remaining amount available for repurchase under the Plan was $120.1 million. We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

On October 29, 2021, the Board declared a cash dividend of $0.05 per share of common stock, payable on December 20, 2021 to the stockholders of record at the close of business on November 29, 2021. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments.

From 2018 through the third quarter of 2021, we generated approximately $898 million of cash flows from operating activities. While we expect to continue to generate cash flows from operating activities for the remainder of 2021, the COVID-19 pandemic continues to present uncertainties to the level of such cash flows as compared to prior years. Additionally, integration of the two legacy business operations of Xperi and TiVo post-merger and transaction costs relating to the contemplated separation of our two business segments are expected to impact operating cash flow for the next 12 months. We have taken actions to manage cash flows by reducing discretionary spending and other variable costs, delaying employee hiring, and closely monitoring receivables and payables.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash, cash equivalents and investments currently available, will be sufficient to fund our operations, debt service, dividends, stock repurchases and acquisition needs for at least the next twelve months. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include covenants that would restrict our operations.

Contractual Obligations

For information about our contractual obligations, see “Contractual Obligations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020. Other than the principal payment of $73.9 million made by us under our long-term debt in the first nine months of 2021, our contractual obligations have not changed materially since December 31, 2020.

As of September 30, 2021, we had accrued $96.3 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which includes $3.6 million of accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. If we are successful in receiving our South Korean withholding tax refunds of $119.2 million, including interest and foreign exchange gain, then $63.0 million of unrecognized tax benefit would be payable to the U.S. tax authorities.

Refer to “Note 15 – Commitments and Contingencies” of the Notes to Condensed Consolidated Financial Statements for additional information.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2021, there were no significant changes in our critical accounting policies. See “Note 2 – Summary of Significant Accounting Policies” of the Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, because of the material weaknesses in internal control over financial reporting described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. As described in our annual report on Form 10-K for the year ended December 31, 2020, management determined that the following control deficiencies that constituted material weaknesses in our internal control over financial reporting existed as of December 31, 2020 and continue to exist as of September 30, 2021.

The Company did not design and maintain effective controls related to the review of cash flow forecasts used in the valuation of intangible assets acquired in a business combination and the goodwill impairment analyses. Specifically, the control activities related to the review of the inputs and assumptions used in the development of the cash flow forecast used in the valuation of intangible assets acquired in a business combination and goodwill impairment analyses were not designed at an appropriate level of precision to prevent or detect a material misstatement. These control deficiencies did not result in a misstatement to our annual or interim consolidated financial statements. However, these control deficiencies could result in a misstatement to the annual or interim consolidated financial statements which would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, our management has determined that these control deficiencies constitute material weaknesses.

Remediation Plan

Our management, with oversight from our Audit Committee, has developed and is in process of implementing a remediation plan in response to the identified material weaknesses described above. We engaged a third-party firm that assisted us in evaluating our current processes through interviews with employees involved in those processes and review of the related work product for controls related to the valuation of intangible assets acquired in a business combination and goodwill impairment calculations. During the third quarter of 2021, we conducted training and designed and implemented control activities over the review of the inputs and assumptions in our cash flow forecasts. We expect to continue to design and implement additional control activities and implement the control activities during the fourth quarter of 2021. Additionally, we expect to perform operating effectiveness testing of the newly designed control activities during the fourth quarter of 2021.

These material weaknesses will not be considered remediated until the newly designed and implemented controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe the measures described above will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. We are committed to continuing to improve our internal control processes and will continue to review, optimize and enhance our financial reporting controls and procedures.

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

Changes in Internal Control over Financial Reporting

As described above under the Remediation Plan, there were changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

On May 21, 2021, Rovi filed a patent infringement complaint against Videotron in Toronto, Canada, alleging infringement of four patents. On July 21, 2021, the Federal Court of Canada held a case management conference, shortly before which Videotron filed a motion to strike various portions of the statement of claim.  On October 22, 2021, the Court held a hearing on Videotron’s motion to strike.  To date, the Court has not ruled on the motion.  No further dates have been set.

Bell and Telus Patent Infringement Litigation

On January 19, 2018, TiVo filed a patent infringement complaint against Bell Canada (and four of its affiliates) in Toronto, Canada, alleging infringement of six patents.  On February 2, 2018, TiVo filed a patent infringement complaint against Telus Corporation (and two of its affiliates) in Toronto, Canada, alleging infringement of the same six patents.  Bell Canada and Telus Corporation were previously indirectly licensed to some of Rovi’s patents through a prior agreement between Rovi and one of their suppliers.  The Bell Canada and Telus Corporation cases are being heard together for purposes of pre-trial and trial proceedings.  On August 27, 2019, the Federal Court of Canada issued an order bifurcating the liability phase from the damages phase of the case.  There is no set trial date or procedural schedule for the damages phase of the cases.  The liability and injunction trial on four patents was held from July 13 – August 6, 2020.  The closing arguments were held in January 2021.  No date is set by the Court to issue its judgement.

On July 27, 2021, Rovi filed a patent infringement complaint against Bell Canada and four of its affiliates, Telefonaktiebolaget L M Ericsson and Ericsson Canada Inc., and MK Systems USA Inc. and MK Mediatech Canada Inc. (collectively, “Defendants”) in Toronto, Canada, alleging infringement of four patents.  The Defendants filed a motion to strike various portions of the statement of claim.  On October 22, 2021, the Federal Court of Canada held a hearing on the Defendants motion to strike.  To date, the Court has not ruled on the motion.  No further dates have been set.

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

In September 2020, the Patent Trial and Appeal Board (“PTAB”) instituted IPRs of several patents-in-suit.  The parties stipulated to an order staying the litigation pending resolution of the IPR proceedings, and to dismissal of claims relating to two patents. As a result, there are three patents-in-suit remaining.  One patent has no IPRs pending against it.  Two patents are subject to IPRs.  On June 9, 2021, the PTAB held oral arguments in the IPRs.  On September 1, 2021, the PTAB issued final written decisions in the IPRs in which it found all challenged claims of the two patents invalid.  On November 1, 2021, Invensas filed appeals of each of the IPR decisions with the United States Court of Appeals for the Federal Circuit.  No dates in the appeals have been set yet.  The district Court litigation will remain stayed pending the outcome of the IPR appeals.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Management believes that except as set forth below, there have been no material changes to the risk factors associated with our business as compared to those disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2020, which is incorporated by reference herein.

Our business and results of operations have been, and are expected to continue to be, impacted by the global COVID-19 pandemic.

Our business and results of operations have been adversely affected by the global COVID-19 pandemic and related events and we expect its impact to continue. The impact to date has included periods of significant volatility in various markets and industries. The volatility has had, and we anticipate it will continue to have, an adverse effect on our customers and on our business, financial condition and results of operations, and may result in an impairment of our long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies. In particular, the automotive market, as well as the broad consumer electronics industry, has been and may continue to be impacted by the pandemic and/or other events beyond our control, and further volatility could have an additional negative impact on these industries, customers, and on our business operations, which may lead to reduced royalty revenue. In addition, the COVID-19 pandemic and, to a lesser extent, U.S. restrictions on trade with certain customers based on China, have impacted and may continue to impact the financial conditions of our customers who may not be able to satisfy their obligations under our agreements timely or at all.

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

Since the start of the summer of 2021, there has been a rapid spread of the highly contagious Delta variant of COVID-19, particularly in the regions and among the age groups with low vaccination rates, leading to a resurgence in cases, hospitalizations and deaths in various jurisdictions in which we operate. Businesses and consumers have been adjusting their plans to comply with renewed and evolving mask and vaccine mandates, travel restrictions, event cancellations and delayed office reopenings. Our operations and those of our customers have also been negatively impacted by certain trends arising from the COVID-19 pandemic, including labor market constraints, shortage of semiconductor components and manufacturing capacities, delays in shipments, product development and product launches and rising inflation.  In addition, the widespread supply chain disruption is expected to impede global and regional economic activities, such as consumer spending and product availabilities, which may adversely affect our business operations and financial results.

The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors beyond our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the continuing global disruption in supply chains in our industries and the impact of the pandemic on the global economy and demand for consumer products. Even after the pandemic has subsided and economic activities gradually increase, we may continue to experience material and adverse impacts to our business, operating results, and financial condition as a result of the pandemic’s lasting global economic impact, including any recession that has occurred or may occur in the future in our industries.

Competition for employees is intense, and we may not be able to attract and retain the qualified and skilled employees needed to support our business.

Our future success depends, in part, upon our ability to recruit and retain key management, technical, sales, marketing, finance, and other critical personnel. Competition for qualified management, technical and other personnel is intense, particularly in the technology industry in which we operate, and we may not be successful in attracting and retaining such personnel. If we fail to attract and retain qualified employees, including internationally, our ability to grow our business could be harmed. Competition for talent with the specific skills that we require is significant. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Some of the companies with which we compete for experienced personnel may be able to offer more attractive terms of employment to potential candidates. Volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees. If we are unable to hire and retain qualified employees, or conversely, if we fail to manage employee performance or reduce staffing levels when required by market conditions, our business and operating results could be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

(in thousands, except share price)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (a)
2021
July	—	$—	—
August	400	$21.00	400
September	829	$19.83	829
Total	1,229	$20.21	1,229	$120,100

(a) Calculated as of September 30, 2021. On June 12, 2020, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $150.0 million of the Company's common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. The program may be discontinued or amended at any time and has no specified expiration date. On April 22, 2021, our Board of Directors approved an increase in the repurchase authorization under the program by $100.0 million. All repurchases in the three months ended September 30, 2021 were made under this program.

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

Dated: November 8, 2021

XPERI HOLDING CORPORATION

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer