Form 10-K
period 2021-12-31
Xperi Holding Corp
filed 2022-02-24
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2021 was approximately $1,380,451,000 (based on the closing sale price of the registrant’s common stock as reported on The Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 7, 2022 was 103,276,142.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2021 fiscal year and are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

XPERI HOLDING CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Annual Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. Words such as “expects,” “anticipates,” “plans,” “believes,” “seeks,” “estimates,” “could,” “would,” “may,” “intends,” “targets” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements in this Annual Report. The identification of certain statements as “forward-looking” is not intended to mean that other statements not specifically identified are not forward-looking. All statements other than statements about historical facts are statements that could be deemed forward-looking statements, including, but not limited to, statements that relate to our future revenue, product development, demand, acceptance and market share, growth rate, competitiveness, gross margins, levels of research, development and other related costs, expenditures, the outcome or effects of and expenses related to litigation and administrative proceedings related to our patents, our planned separation of two business segments, our intent to enforce our intellectual property rights, our ability to license our intellectual property, tax expenses, cash flows, our ability to liquidate and recover the carrying value of our investments, our management’s plans and objectives for our current and future operations, our plans for quarterly dividends and stock repurchases, the levels of customer spending or research and development activities, the impact of the COVID-19 pandemic and related events, the impact of the Mergers (as defined below) and other acquisitions on our financial condition and results of operations, general economic conditions, and the sufficiency of financial resources to support future operations and capital expenditures.

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

PART I

Item 1. Business

Corporate Information

Our principal executive offices are located at 3025 Orchard Parkway, San Jose, California 95134 USA. Our telephone number is +1 (408) 321-6000. We maintain a corporate website at www.xperi.com. The reference to our website address does not constitute incorporation by reference of the information contained on this website. Xperi, the Xperi logo, TiVo, the TiVo logo, Adeia, Tessera, the Tessera logo, DTS, the DTS logo, Ergo, FotoNation, Invensas, the Invensas logo, ZiBond, DBI, DTS HD, DTS Audio Processing, DTS:X Ultra, DTS Virtual:X, DTS Headphone:X, DTS Play Fi, DTS:X, DTS AutoSense, DTS AutoStage, and HD Radio are trademarks or registered trademarks of Xperi Holding Corporation or its affiliated companies in the U.S. and other countries. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

Impact of the COVID-19 Pandemic

Please refer to the Executive Summary section of Part II, Item 7 “Management's Discussion and Analysis of Financial Condition and Results of Operations” for information concerning the continuing effect of the COVID-19 pandemic on our business.

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

We are a leading consumer and entertainment product/solutions licensing company and one of the industry’s largest intellectual property licensing platforms, with a diverse portfolio of media and semiconductor intellectual property and more than 11,000 patents and patent applications worldwide. We create extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, we have created a unified ecosystem that reaches highly engaged consumers, uncovering new business opportunities, now and in the future. Xperi addresses one of the biggest consumer trends in entertainment today – the massive proliferation of entertainment content and the rapidly changing habits for how consumers are finding, watching and enjoying that entertainment. Our technologies are integrated into billions of consumer devices, media platforms, and semiconductors worldwide, driving increased value for partners, customers and consumers. Headquartered in Silicon Valley with operations around the world, we have approximately 1,900 employees and more than 35 years of operating experience.

We conduct our business in two operating segments: (1) Intellectual Property (“IP”) Licensing and (2) Product. In our IP Licensing segment, we primarily license our innovations to leading companies in the broader entertainment industry, and those developing new technologies that will help drive this industry forward. Licensing arrangements include access to one or more of our foundational patent portfolios and may also include access to some of our industry-leading technologies and proven know-how. In our Product segment, we derive the majority of the revenue from licensing our technology to customers primarily through Technology License arrangements and Technology Solutions arrangements. For Technology License arrangements, the customer obtains rights to the technology delivered at the commencement of the agreement. For Technology Solutions arrangements, the customer receives access to a platform, media or data that includes frequent updates, where access to such updates is critical to the functionality of the technology.

In February 2022, Xperi introduced “Adeia” (pronounced AH-dee-uh), the new brand for our IP Licensing Segment. Ideas are at the heart of Adeia’s business and are embedded in its new name, which means “to license” in Greek. Licensing is how Adeia goes to market – by making its ideas broadly available to the industry.

We are currently planning, subject to any required regulatory approvals, a separation of our Product business and IP Licensing business through a tax-efficient transaction, resulting in two independent, publicly traded companies. We continue to evaluate the optimal timing of the contemplated business separation and currently anticipate that such separation will be completed in the second half of 2022.

IP Licensing Segment

The IP Licensing Segment, now operating under the Adeia brand, primarily licenses our innovations to leading companies in the broader entertainment industry, and those developing new technologies that will help drive this industry forward. Licensing arrangements include access to one or more of our foundational patent portfolios and may also include access to some of our industry-leading technologies and proven know-how.

Strategy

We have adopted a proactive strategy designed to protect and extend our technology and intellectual property. We continue to grow our patent portfolios in size and relevance through ongoing investment in internal innovation, strategic management of our portfolios, and targeted acquisitions to enhance our portfolio for the broader entertainment industry.

We invent, develop, and license fundamental innovations that shape the way millions of people explore and experience entertainment and enhance billions of devices in an increasingly connected world. From TVs to smartphones, in almost any place you can think of, from home to work to on the go, and in all types of entertainment experiences, from Pay-TV to over-the-top (“OTT”) delivery, managing content and connections in a way that is smart, immersive, and personal is precisely what our innovations do.

Our patented innovations broadly cover all aspects of the entertainment experience, including guidance, discovery, search, recommendations, DVR, VOD, OTT, multi-screen, personalization, data analytics, advertising, imaging, content storage, and high-performance computing.

We license our patented media innovations for use with traditional linear television both in North America and internationally, and increasingly in connection with over-the-top, direct-to-consumer, and social media services that provide access to entertainment inside and outside the home on a broad array of devices. We believe the continued growth of video consumption, the evolution of how consumers explore and experience video, and need for content storage and high performance computing present new opportunities for us to continue to develop patentable innovations, expand the industries we serve, and to license additional patent rights.

IP Licensing

Over-the-Top
Interactive Programming Guide
High Performance Computing/ Content Storage
Social
DVR
Search and Recommendations
Video on Demand
Multi-Screen
Imaging
Voice Interactivity

Our licensing business provides a strong foundation of recurring, annual revenue. That revenue is derived from licensing our patent portfolios across multiple markets, including:

•

Multichannel Video Programming Distributors (“MVPD”): includes cable, satellite and telecommunications television providers that aggregate and distribute linear content over their own networks (MVPDs), as well as television providers that aggregate and stream linear content over broadband networks (virtual MVPDs). Customers typically pay us a monthly per-subscriber fee and include many of the leading MVPDs and virtual MVPDs such as Altice USA (including Cablevision), AT&T (including DirecTV and AT&T Now), Charter, Comcast (including Sky), Cox, Dish Network (including Sling TV), Google (including YouTube TV), Shaw, Verizon and Vodafone.

•

Over-The-Top (“OTT”) Video Service Providers, Social Media and Other New Media Companies: includes subscription video-on-demand (“SVOD”) service providers that offer online services and devices that enable internet streaming and downloading of movies, television shows and other video programing, content providers, networks and media companies that provide content directly to consumers through a variety of business models (e.g. SVOD, AVOD, EST, etc.) and social media companies that increasingly incorporate video as an integral part of their offerings. Customers have typically paid us fixed fees for specified periods of time and include some of the leading new media companies including Google (including YouTube), HBOMax, Peacock, Starz, Paramount (including Pluto TV) and several of the leading social media companies.

•

Consumer Electronics (CE) Manufacturers: includes producers of content access points such as smart televisions, streaming media devices, video game consoles, mobile devices, DVRs and other connected media devices. Our CE licensees typically are structured as license fees based on the number of units licensed, for specified products, in defined territories. Our agreements with some of the larger CE manufacturers generally allow customers to ship an unlimited number of units, provided they pay us fixed fees for specified periods of time. Select customers include Panasonic, Roku, Samsung Electronics, TCL and Vizio.

•

Semiconductors: includes providers of sensors, radio frequency (RF) components, memory and logic devices commonly used in electronic products such as mobile phones, laptops, PCs, game consoles and servers. Customers typically have paid us fixed fees for specified periods of time, or a per-unit fee, and include Micron, OmniVision, Samsung, SK hynix, Sony, UMC and Yangtze Memory Technologies.

We continue to strengthen the foundation of our IP Licensing Segment with several specific growth opportunities, including:

•

Greater penetration in OTT: The OTT market is currently experiencing explosive growth. For example, the largest providers of SVOD now have approximately 200 million worldwide subscribers, driven in part by the recent launch of several new services. While these services have a significantly lower ARPU when compared to traditional Pay-TV, the scale of the overall OTT video market continues to grow and presents an increasingly important licensing opportunity for our business. While we are at a comparatively earlier stage of licensing the key providers in this market, we are confident that the fundamental innovations from our patent portfolios will be similarly relevant to these new and widely-adopted OTT video services.

•

Expansion of MVPD licensing in Canada: We continue to license MVPDs in Canada and have already successfully licensed several leading providers, including two of the top five MVPDs. Licensing the remaining Canadian MVPD providers presents a significant opportunity for expanding our IP licensing business.

•

Re-establish the Semiconductor licensing business: With the rising cost and complexity of developing cutting-edge semiconductor manufacturing processes, the industry is increasingly looking beyond Moore’s Law towards advanced packaging and 3D integration technologies. Leveraging the combination of our highly-experienced technologists, scientists and engineers and our advanced research and development labs, we continue to develop industry-leading 3D integration solutions such as hybrid bonding that meet the demand for greater functionality, higher performance and smaller size for the next generation of electronics.

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

Product Segment

Xperi makes the ordinary extraordinary. Our product business creates extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, we’ve created ecosystems that reach highly engaged consumers, that have and will uncovered new business opportunities. We group our business into four categories based on the products delivered and customers served: Pay-TV, Consumer Electronics, Connected Car, and Media Platform.

Strategy

Xperi’s product segment focuses on creating extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it, in a way that is more intelligent, immersive and personal:

•

Pay-TV: We transform the traditional television user experience from linear multi-channel video program distribution (“MVPD”) with cloud-based digital video recording (“DVR”) to an immersive, intuitive and hyper-personalized experience. Our iconic user experience gets people to the entertainment they love faster than ever. Content-first and AI-powered, it’s the one place for all of today’s amazing TV shows, movies, sports and more across live, recorded, on-demand and streaming TV. Brilliant imagery and relevant, personalized recommendations make the experience more enjoyable and engaging, everywhere people watch.

•

Consumer Electronics: We create memorable entertainment experiences at every turn. With clear, bright visuals and heart-pounding, immersive sound, we’re everywhere people listen, watch and play – at the movies, throughout the home and on the most popular mobile devices and gaming platforms. Also, we are developing our machine-learning capabilities through our Perceive subsidiary which delivers datacenter-class accuracy and performance to edge-based devices at ultra-low power.

•

Connected Car: We transform the automotive experience by bringing high-quality multimedia and personalization to the connected car, just like at home. We immerse drivers in more of their favorite audio content, with crystal-clear, subscription-free digital radio. And, give drivers confidence, as vehicles with our AI-powered in-cabin sensing solutions improve the safety, comfort and security of everyone in the car. With autonomous vehicles evolving consumer expectations, we are innovating to create the dashboard of the future, accommodating more types of entertainment, from video to gaming and more.

•

Media Platform: We reach highly engaged consumers wherever they watch. We endeavor to connect advertisers and entertainment producers to audiences they can’t reach on other platforms, thanks to our content-first user experience that monetizes live and streaming TV across devices. Our unique footprint includes millions of traditional, linear TV households, where we deterministically capture viewership throughout the home, as well as anyone streaming from our ad-supported content network. With users searching less and watching more, networks and studios grow audiences, while consumer brands build incremental exposure to their campaigns over time.

Pay TV

Transforming the traditional television user experience from linear program distribution with digital video recording to a modern content discovery platform that breaks down content silos and boundaries, creating a unified media experience that enables unprecedented end user engagement

IPTV Solutions

TV as a Service IPTV Program

Electronic Program Guides

Interactive Program Guide (IPG) offering, available in HD, which includes intuitive, easy-to-use TV listings navigation plus integrated VOD and DVR capabilities

Personalized Content Discovery, Natural Language Voice and Insights

Video Metadata

A comprehensive metadata library covering television, sports, movies, celebrities, books, and video games

Pay TV Features

Video on demand	Start over	Catch up
Pay Per View	Aggregation of content	Network DVR

Our Pay-TV business delivers a range of User Experience (“UX”) solutions servicing Pay-TV operators on a world-wide basis with products that address the evolving user experience around TV content consumption, creating a truly unified media experience. Immersive, intuitive and hyper-personalized, our iconic user experience gets people to the entertainment they love faster than ever. Content-first and AI-powered, it’s the one place for all of today’s amazing TV shows, movies, sports and more across live, recorded, on-demand and streaming TV. Brilliant imagery and relevant, personalized recommendations make the experience more enjoyable and engaging. We integrate virtual channels of internet-delivered video directly into the consumer’s primary video consumption platform to provide universal search, discovery and consumption regardless of where the content originates. Our solutions make it easy for consumers to find, watch and enjoy content. The following are some of the key solutions we license to operators:

Electronic Program Guides. Electronic Program Guides is our interactive program guide offering that includes intuitive, easy-to-use TV listings navigation plus integrated video-on-demand (“VOD”) and DVR capabilities.

Our UX Solutions:

•	Allow service providers to customize certain elements of the interactive program guide for their customers and to upgrade the programming features and services they offer.
•	Provide content producers with a platform for monetizing their content.
•	Allow viewers to build their own entertainment bundle to truly personalize their experience with current and future program information.
•	Are compatible with service providers’ linear, network DVR, Start-Over/Catch-Up subscription management, pay-per-view (“PPV”) and VOD services.

We currently offer UX Solutions marketed to service providers under the TiVo, iGuide and Passport brands in the U.S., Canada and Latin America. Service providers generally pay us a monthly per-subscriber fee to license our UX Solutions. We also offer UX Solutions to the consumer electronics industry under the G-GUIDE brand in Japan. Our UX Solutions may include advertising and we typically share a portion of the advertising revenue with the service provider. Such advertising revenue tied to our UX Solutions is included in the Media Platform category described below.

Internet-Protocol Television (“IPTV”) Solutions. The TiVo IPTV Service is our most advanced platform, offering a fully integrated, cloud-based solution that powers the TiVo client software which operates on set-top-boxes in consumer homes, as well as applications that operate on third party software platforms, such as iOS, Android, and bring-your-own-device (“BYOD”) streaming devices that power tablets, smartphones and streaming devices. Our IPTV solution supports multiple services and applications, such as TV programming, broadband OTT video content, digital music, photos and other media experiences. The cloud-based service manages interaction with the clients, automatically connecting TiVo-enabled devices to provide program guide data, content recommendations, media promotion, advertising, broadband content and client software upgrades. We have enabled the TiVo client software to operate on set-top-boxes as well as Android TVTM boxes and streamers from a variety of manufacturers, for deployment in MVPD networks. We also enable a full suite of cloud-based IPTV experiences, including internet protocol linear, VOD, start-over, catch-up and network DVR. We allow Pay-TV operators the flexibility to transition to IPTV while utilizing their current infrastructure to take advantage of internet video and OTT content. Our IPTV solution allows set-top-boxes to operate in multiple settings in the home. Over the past few years, the TiVo client software has undergone a significant refactoring. In addition to developing a new look and feel, our next generation IPTV service platform integrates all of our most advanced technologies and solutions, including advanced cross-platform conversational voice search, personalized recommendations, predictions and insights, rich video metadata, robust data collection and new back-office capabilities.  These advanced technologies allow our hardware partners’ devices to connect with third-party consumer devices and services to enable both existing and future functionality.

TV as a Service IPTV Program. We also offer a Managed IPTV Service that is a customizable, cloud-enabled, end-to-end streaming video solution that enables operators to quickly launch a branded, fully compliant, full-featured Pay-TV service that leverages devices such as Apple TV, Android TV, and Amazon Fire TV.

Our Managed IPTV Service enables broadband operators, 5G network providers and cable operators to offer TV-as-a-service without having to invest in video head-end infrastructure or end-user set-top-boxes. Our TV as a Service IPTV solution includes a full cable programming lineup with local channels, DVR, recommendations, Dynamic Ad Insertion (“DAI”) and more, all with the same ease as signing up for and using top streaming services.

Video Metadata. Our metadata products are a critical component of delivering an interactive entertainment experience. We offer the industry’s most comprehensive metadata library covering television, sports, movies, digital-first, celebrities, books, and video games. We develop our metadata through a technology platform that combines machine learning techniques and platform-mediated work with our proprietary and patented knowledge graph technology. Our focus on quality, robustness and consistent international depth has made us a recognized leader in entertainment metadata services worldwide.

We offer several metadata and service offerings, including the following: schedules, listings, app content linking services, and  advanced metadata such as moods, tones, themes and topics. Customers typically pay us a monthly or quarterly licensing fee for the rights to use the metadata, receive regular updates, and integrate metadata into their own service. We deliver metadata using real-time APIs and as bulk data files depending on customer requirements.

Personalized Content Discovery, Natural Language Voice and Insights. Personalized Content Discovery with conversation services provides our customers (including content owners and applications, CE device manufacturers, and application/service developers and providers) with a way to enable their customers (the device user) to quickly find, discover and access content across linear broadcast television, VOD, DVR, and OTT sources. The ongoing investment in our Personalized Content Discovery platform enables us to provide some of the most advanced capabilities in media personalization, prediction and voice search. The advanced algorithms of our technology understand the nature and relationship of content information and the context surrounding a user’s behavior to deliver an advanced personalized content discovery experience. Results can be generated through traditional text entry, voice interaction, or through our content recommendations. Our natural language voice solution, when combined with our advanced search and recommendations technology, enables a conversational interaction between a viewer and their content experience. Engagement behaviors are then analyzed and may be optimized through our Insight platform, thereby providing our customers with the ability to continuously engage and improve the consumer experience, with the ultimate goal of reducing churn.

Legacy TiVo DVR Subscriptions. We offer a direct-to-consumer retail TiVo subscription in North America. The TiVo Service Platform includes a modular front-end that allows the basic platform to be used by hardware manufacturers to build set-top-boxes that support digital and analog broadcast, cable, internet TV, OTT and VOD services. Consumers purchase TiVo DVRs and companion TiVo Mini whole-home devices for a user experience upgrade to the set-top-box experience provided by a standard cable service.

Our customers apply these technologies to Pay-TV, internet TV, and video services from virtual service providers, content producers, and CE manufacturers. Customers typically pay us a per-subscriber or per-device fee. Our search and recommendation solutions are widely deployed with many leading Pay-TV service providers including Charter and Vodafone.

UX Business Operations and Technical Support. Our UX Business has technical support and certification operations to support our products:

•	We provide training, technical support and integration services to Pay-TV service providers who license our products.
•	We operate the internet-based services required for our service offerings including data delivery, search, recommendation, advertising, device management and media recognition.
•

We provide broadcast delivery of television programming data and advertising to UXs on TVs and set-top-boxes in major European markets and in Japan. In North America, we deliver similar programming and advertising data via the internet.

•	We support our customers with porting and engineering services to ensure our interactive program guides and DVRs operate properly.

We also provide customer care for UX and DVR customers to resolve data, advertising and consumer functional issues.

Consumer Electronics

Innovative audio and media technology for consumer devices that enhance how people consume entertainment in the home and on the go

IMAX Enhanced
Delivers the IMAX cinema experience in the home coupled with DTS:X audio technology

Perceive
Perceive's Ergo chip and associated software delivers datacenter class accuracy and performance at ultra-low power, performing tasks such as face recognition, audio and video event detection

DTS Electronic Image Stabilization
Eliminates effect of hand jitter and flight navigation vibration (drones, activity cameras)

DTS Clear Voice
Advanced audio input processing technology for live game play

DTS:X®
Flagship object- based audio decoder

DTS:X Ultra™
Designed for gaming and XR experiences

DTS Headphone:X®
Includes integrated surround sound technology and DTS decoder

DTS HD® Master Audio
Advanced surround sound decoder

DTS Play Fi®
A smart audio platform for wireless streaming of music

Our Consumer Electronics business represents technology solutions delivered to our customers to enhance their entertainment experience in the home and on-the-go. Below are some of the key solutions we license:

Home and Mobile Audio Solutions. Our solutions consist of premier audio technology for high-definition entertainment experiences. Our DTS codec is designed to enable recording, delivery and playback of immersive high-definition audio and is incorporated by hundreds of customers around the world into an array of consumer electronics devices. We provide products and services to entertainment media ecosystem partners such as motion picture studios, game developers and other content creators to facilitate the inclusion of compelling, realistic DTS-encoded audio within their content. This in turn allows consumers to experience immersive and compelling audio wherever they choose to enjoy it. Home and Mobile devices that incorporate DTS audio codec technology include televisions (“TVs”), personal computers (“PCs”), smartphones, tablets, set top boxes (“STBs”), video game consoles, Blu-ray Disc players, audio/video receivers, soundbars, wireless speakers and home theater systems. We also offer DTS post-processing audio solutions designed to enhance the entertainment experience for users of consumer electronics devices, particularly those subject to the physical limitations of smaller speakers, such as TVs, PCs and mobile devices. In 2018, we launched the IMAX Enhanced program, which Xperi manages and licenses to consumer electronics customers worldwide to deliver the ultimate home cinema experience with unique IMAX cinematic content that leverages the DTS:X audio format to deliver signature IMAX audio mixes. In addition, our DTS Play-Fi technology leverages our audio and technology expertise to enable a variety of high-quality audio playback options across wireless speakers, set-top-boxes, TVs and mobile devices.

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

Traditionally, our audio technologies are delivered as software code on integrated circuit (“IC”) chips. We license a defined and limited set of rights to incorporate our technology onto IC chips, and the IC manufacturers deliver these Xperi-enabled chips to our customers, the consumer electronics product manufacturers. We also work closely with the world’s leading IC manufacturers to support our technologies on the new programmable architectures that enable our customers to deploy our technologies in their consumer electronic products. Our IC partners specialize in key vertical markets and work closely with us to enable our latest technologies for these programmable parts. Together, we license solutions to Xperi’s consumer electronics manufacturers.

We have devoted significant time and resources to develop a broad range of solutions with key partners including Amlogic, Analog Devices, Cadence, Cirrus Logic, Mediatek, Mstar, NXP, Qualcomm, Realtek, Synaptics, Texas Instruments, and others.

Perceive

Our Perceive subsidiary provides silicon and software solutions for edge inference, which provides two differentiating factors: low power and high performance. Perceive’s Ergo chip and associated software deliver breakthrough innovation – delivering datacenter class accuracy and performance at ultra-low power, performing tasks such as face recognition, and audio/video event detection. These solutions are expected to have initial market applications in consumer security cameras and doorbells, laptops, PCs, advanced wearables and other battery powered consumer devices, made by industry leaders.

We group our Connected Car business into three main categories based on the products delivered to our customers: HD Radio, Automotive Connected Media, and In-Cabin Monitoring Solutions.

HD Radio. HD Radio is the only digital terrestrial broadcast system approved by the Federal Communications Commission (“FCC”) for AM/FM radio in the U.S., offering additional channels, crystal-clear sound and advanced data services with no subscription fees. HD Radio enables a high-quality in-vehicle radio experience with innovative features and digital capabilities such as real time traffic and weather updates.

HD Radio technology enables digital AM/FM broadcast radio, creating significant benefits to all participants in the radio broadcasting ecosystem. HD Radio is supported by more than 2,400 radio stations, including 98 of the top 100 most listened to stations in the U.S. Furthermore, we believe HD Radio provides compelling advantages to consumers over traditional radio as listeners enjoy upgraded audio quality, expanded content choices, content information (such as song and artist names) and new digital services.

Our HD Radio technology is incorporated into several of our automotive partners’ products, including vehicles from Acura, Audi, BMW, Ford, Honda, Hyundai, Tesla, and Toyota, among many others.

DTS AutoStage. DTS AutoStage is our comprehensive automotive infotainment offering integrating industry-leading music and audio entertainment metadata, media search and discovery and our DTS premium audio solutions. DTS AutoStage is a global system that enables car makers to utilize a single platform to deliver an enhanced radio experience across different analog and digital broadcast systems deployed regionally. Using an internet protocol connection installed in a vehicle, DTS AutoStage delivers an innovative analog AM/FM and digital (DAB and HD Radio) experience by pairing broadcast programming with internet-protocol-delivered content. Daimler launched the first series of automobiles featuring the DTS AutoStage platform in September 2020.

DTS AutoSense In-Cabin Monitoring. Built upon our legacy as a pioneer in computational imaging solutions, DTS AutoSense includes driver monitoring systems (“DMS”) and occupant monitoring systems (“OMS”) to enable a full suite of detection and analysis products for automakers. These technologies enable state-of-the-art attentiveness assessment and fatigue detection for the driver as well as in-cabin monitoring and customization options, based on occupant detection and analysis.

International agencies that publish automotive safety ratings are increasingly requiring in-cabin sensing solutions to award automakers high safety ratings. To meet these requirements, DTS AutoSense Occupancy Monitoring System is dedicated to saving the lives of vehicle passengers and drivers and to improving the in-cabin experience. DTS AutoSense is effective even if vehicle passengers/occupants are masked, and includes child seat detection, child presence detection, occupant detection, emotion detection, and passenger authentication. DTS AutoSense OMS uses a single camera and leverages the company’s extensive experience with image processing (20+ years) and artificial intelligence. The solution’s advanced computer vision and machine learning techniques enable vehicles to sense, in real time, the presence of occupants and objects (for example, a laptop accidentally left in the vehicle). The technology can also enable personalization of infotainment recommendations, such as playlists, content, volume of music, choice of radio station options, in-cabin temperature adjustments or any setting that can be adapted to a user’s specific taste. Working together the OMS and DMS provide insights into activity inside the vehicle, including the driver, passengers, pets and objects. BMW launched the first automobiles with DTS AutoSense in 2021.

Media Platform

TiVo Stream OS (our proprietary operating system) platform, and the devices connected to that platform monetized through ad supported content, SVOD and MVPD services, ad placements on the home screen, branded buttons on remotes, data licensing and off-platform ads

Platform

TiVo Stream OS

TiVo Stream OS powers the end user experience on the TiVo Stream 4K device and is being developed into a Linux-based OS platform for Smart TVs, other consumer electronic platforms and ultimately in cars. TiVo Stream OS provides a seamless integration of local TV, free ad-based TV and the most popular AVOD and SVOD OTT services

Devices

TiVo Stream 4K

TiVo Stream 4K is a consumer streaming device that presents content, including movies, TV and user generated video, in a single experience with more end user customization to control their entertainment bundles

Planned:
TVs (2023/2024)
Connected Cars

TiVo | WHAT TO WATCH
TV Shows on Now
Sports on Now

Monetization

Ad Supported Content

SVOD & MVPD

Revenue shared by SVOD and vMVPD services on new user subscriptions activated or reactivated through the TiVo platform

Home Screen

Ad placements on our TiVo Stream 4k and ultimately TiVo OS home screen by streaming services, studios and other consumer brands

Data Licensing

Fees from advertisers, advertising agencies and networks to license data generated from our TiVo platforms to inform their ad buying decisions

Off-platform Ads

Xperi will take Household IDs from the TiVo platform and use them to target on other media sources

Media Platform provides industry-leading technology that enables extraordinary experiences as consumers find, watch, and enjoy their favorite media entertainment on connected devices. We connect advertisers and entertainment producers to audiences they can’t reach on other platforms due to our content-first user experience that monetizes live and streaming TV across devices. Our unique footprint includes millions of linear TV households, where we capture viewership throughout the home, as well as anyone streaming from our ad-supported content network. With users searching less and watching more, networks and studios grow audiences, while consumer brands build incremental exposure to their campaigns over time.

Media Platform includes the TiVo Stream OS, our evolving proprietary media operating system, consumer devices that leverage the TiVo Stream OS (TiVo Stream 4K), future potential consumer devices that leverage the TiVo Stream OS (Connected TVs, Connected Cars.), and the monetization of TiVo Stream OS.

TiVo Stream OS is monetized in several ways: through ad-supported video content displayed on TiVo Stream OS client-connected devices; subscription video-on-demand, virtual multichannel video programming distributor (“vMVPD”) service bounties and revenue shares facilitated by TiVo Stream OS client connected devices; on screen display advertisements on TiVo Stream OS client connected devices; data licensing of anonymous behavior data sourced from TiVo Stream OS client connected devices, off-platform ads leveraging TiVo Stream OS client connected device data, and other opportunities on device clients that connect to and leverage TiVo Stream OS.

Revenue in this category will be driven primarily by expanding the active footprint of client-connected devices utilizing the TiVo Stream OS, increasing user engagement with media via the TiVo Stream OS, and successfully executing monetization tactics.

Platform - TiVo Stream OS

TiVo Stream OS leverages the key technologies and services that enable consumers to easily find their favorite media entertainment across an increasingly fragmented content service provider landscape.  TiVo Stream OS is built upon 25+ years of media technology development learnings, servicing 20 million+ TiVo DVR service households.

TiVo Stream OS enables ubiquitous footprint scale required by content service providers, advertisers, and other ecosystem partners; drives platform consumer engagement by leveraging proprietary content discovery, display, and delivery technologies; and serves as a control mechanism to ensure extraordinary experience quality for consumers.

TiVo Stream OS scales across client-connected devices by creating and deploying uniform micro services across multiple endpoints to direct device provisioning, account management, firmware updates, media discovery, voice services, content service provider integration, ad delivery, usage reporting, and other future needs.  Upon integration of a content service provider’s media catalogue and service with TiVo Stream OS, it is rapidly deployed across multiple client-connected devices with minimal customization. Additionally, advertisers can plan campaigns across multiple client-connected devices to reach their intended audiences leveraging TiVo Stream OS singular ad delivery service.

TiVo Stream OS drives industry-leading consumer engagement by delivering rich metadata, personalization, natural language understanding and voice control, and content integration services. TiVo Stream OS provides client-connected devices with rich metadata including imagery and content descriptors, inviting consumers to continually engage with media. TiVo Stream OS provides industry-leading content recommendations based on AI-defined insights encouraging consumers to continually discover their next new favorite. These insights are derived from anonymous behavioral data combined with multiple on-device and off-device contextual variables. TiVo Stream OS provides best-in-class voice services and natural language understanding providing customers and effortless navigation and media discovery experience. This voice technology is media platform optimized, based on proprietary AI-produced insights derived from an entertainment-based knowledge graph.  TiVo Stream OS uniquely brings services from long-time partners such as Disney, Sling, and YouTubeTV, among others, and seamlessly integrates local TV, free ad-based TV and the most popular AVOD, SVOD and vMVPD services. As the TiVo Stream OS footprint increases, the inventory of Free Ad Supported TV (“FAST”) and Ad-supported Video on Demand (“AVOD”) services such as our own TiVo+ network increases and provides a robust opportunity to monetize this unique connected TV advertisement inventory. This inventory is further enriched based on anonymous user behavioral data collected from the Stream OS devices.

Devices – TiVo Stream 4K

TiVo Stream 4K is a best-in-class streaming media player that currently leverages components of TiVo Stream OS with market-leading networking, video and sound technologies to provide a powerful hardware platform on which TiVo Stream OS can operate to upgrade any screen with an HDMI connection to a smart, connected device. TiVo Stream 4K is sold via online and traditional retail channels as well as through broadband partners seeking to provide a vMVPD service and streaming media player bundled offerings to their customers.

Devices – TiVo Stream OS for TV

TiVo Stream OS for TV is a Linux-based SmartTV operating system that leverages TiVo Stream OS technologies, features, and capabilities. We expect the TiVo Stream OS platform for Smart TVs to launch in 2023 or 2024.

TiVo Stream OS for TVs will leverage TiVo Stream OS micro services to direct device provisioning, account management, firmware updates, media discovery, voice services, content service provider integration, ad delivery, usage reporting, and other future needs.  It also leverages TiVo Stream OS content onboarding and delivery process to rapidly deploy a content service provider’s media catalogue and services with minimal customization.  Lastly, the solution leverages TiVo Stream OS singular ad delivery service to plan and ad execute campaigns to reach intended TiVo Stream OS for TVs users.

TiVo Stream OS for TVs will be licensed as a software-as-a-service to consumer electronic OEMs and will include the right to monetize all or part of the end-user content engagement over the life of the product. For Tier 2 and Tier 3 Smart TV OEMs, TiVo Stream OS will provide a platform to participate in the fast-growing Connected TV monetization value chain with scale and cross platform end-user insight not available to OEMs on a standalone basis.

Monetization - TiVo Stream OS

TiVo Stream OS is primarily monetized through video or display advertisement impressions; subscription video on demand and Pay-TV service bounties and revenue shares; TV viewership data licensing; off-platform connected TV ads; and other opportunities on device clients that connect to and leverage TiVo Stream OS.

As the TiVo Stream OS platform scales, we are monetizing through the following vehicles:

•	Ad Supported Content: The sale of ad inventory on services, including our own TiVo+ and certain third party AVOD services.
•	SVOD and MVPD Services: Revenue shared by SVOD and virtual MVPD services on new user subscriptions activated or re-activated through our OS platform.
•	Home Screen Ad Placements: Ad placements on the TiVo Stream OS platform’s home screen by streaming services, studios, and other consumer brands.
•	Data Licensing: Revenue from advertisers, advertising agencies, and networks to license data generated from TiVo platforms to inform their ad buying decisions.
•	Off-Platform Ads: We will take household IDs from the TiVo Stream OS platform and use those IDs to target on other media sources.

Monetization – TV Viewership Data

TiVo offers TV viewership data with program airings data for millions of households. Broadcasters, MVPDs, content producers, advertising agencies and advertisers that utilize our TV viewership data can activate subscribers’ TV viewership alone or in combination with third-party data sources using industry-leading data safe havens to target promotions and advertising directly, or through third party viewer segments, to monetize their subscriber customer base.

Monetization – Advertising Solutions

TiVo provides advertisers with nationwide or regionally targeted advertising on our various owned or operated devices. Advertisers place ads in a variety of display formats in both traditional linear television and digital advertising for internet delivered content, seamlessly incorporated into the user interface. Utilizing our Personalized Content Discovery platform, we also target content promotions as ‘paid search’ by directly including the sponsored content in user interface’s recommended content carousel. We work with service providers bundling their non-TiVo advertising inventory with our native inventory, thereby giving us a more significant national footprint.

Competition

Pay-TV

There are a number of companies that produce and market advanced media solutions such as UXs, interactive program guides, DVRs, search, recommendation, natural language voice, metadata, and advanced data and analytics in the various formats which compete, or we believe will compete, with our products and services over time. Principal competitive factors include brand recognition and awareness, product and service functionality, innovation, ease of use, personalization, content access and availability, mobility and pricing. While we are competitive across this range of factors, we believe our primary competitive differentiation includes our ability to integrate all our products to create unique value to our customers and the depth and breadth of our IP portfolio.

Our Platform faces competition from companies such as Synamedia, MediaKind, Kudelski, Enghouse Systems Limited, and from solutions developed by multiple system operators (“MSOs”) such as Comcast X1 and Liberty Global plc’s Horizon Media, which have created competing products that provide user interface software for use on set-top-boxes and CE and mobile devices. Such companies may offer more economically attractive agreements to service providers and CE manufacturers by bundling multiple products together. We face competition for our Pay-TV product offerings from customers who choose to build their own interactive program guide and DVR solutions. We believe that we provide a strong alternative to “do-it-yourself,” as we have innovative, high-quality products ready to be implemented, with local and network DVR, integrated data distribution infrastructure and content, as well as third party services (such as VOD services). We differentiate our products by continuing to integrate our broad portfolio of products into a suite of solutions and services for our customers. We believe our solutions speed our customers’ time to market, are superior to “do-it-yourself” products, and can be deployed at a lower cost than internally-built products.

Video Metadata. In video metadata, we compete with other providers of entertainment-related content metadata such as Gracenote (a subsidiary of Nielsen Holdings plc) and Ericsson Group’s Red Bee Media, as well as a number of local metadata providers. While we do not believe that our competitors’ metadata sets offer the same comprehensive breadth of focus on media exploration, discovery, and management in as many regions of the world as we do, they present competition to our metadata business for each of their areas of focus.

Consumer Electronics

Audio. Our audio licensing products face competition from other third-party providers of similar solutions as well as internal engineering and design groups among industry IC provider and consumer electronics manufacturers.

Our primary competitor is Dolby Laboratories, which develops and markets, among other things, high‑definition audio products and services. Dolby’s long‑standing market position, brand, business relationships, resources and inclusion in various industry standards provide it with a strong competitive position.

In addition to Dolby, we compete in specific product markets with companies such as Fraunhofer IIS and various other consumer electronics product manufacturers. Many of these competitors have a wide variety of strengths that afford them competitive advantages, such as longer operating histories, greater resources, greater name recognition, or the ability to offer their technologies for a lower price or for free. We have historically competed effectively against these companies due in part to position our brand as a premium offering that contains superior proprietary technology, the quality of our customer service, our inclusion in industry standards and our industry relationships.

Connected Car

Our HD Radio and DTS AutoStage solutions face competition from subscription-based digital service providers such as Sirius/XM, Pandora, Gracenote, and other digital audio and data service providers.

Our in-cabin monitoring technologies broadly compete with other image processing software vendors targeting the automotive industry, such as SmartEye and Seeing Machines, as well as engineering and design groups of tier one automotive suppliers that seek to provide similar technologies by employing different approaches with their internal teams.

Media Platform

TV Audience Data. We collect and analyze audience research data in an area where companies such as comScore, Inc. and Nielsen Holdings plc and other online data analytics companies compete for research spend from advertisers, advertising agencies and television networks. Other large companies are also focusing resources in this area including Comcast, Meta Platforms Inc. (Facebook) and Alphabet, Inc.’s Google business. Many of our existing customers are investing in platforms to enable their businesses with these capabilities. We believe that there is a significant opportunity for us as an independent data and technology provider, with proprietary access to critical data assets associated with consumers’ engagement with entertainment media.

TiVo Stream 4K. We compete against products with on-demand OTT streaming capabilities offered by internet CE manufacturers.   For example, many CE manufacturers have television or internet-enabled streaming devices for accessing video over the internet such as Apple TV, Amazon Fire TV, Google Chromecast and Roku. TVs with integrated streaming capabilities from manufacturers such as Samsung, Vizio and LG also represent competition to our Stream 4K.

Stream OS. We compete for SmartTV platform support with Roku, Alphabet, Inc’s GoogleTV and Amazon’s FireTV. We believe the overall OTT streaming market growth, our differentiated end-user solution, and our more inclusive business model for Tier 2 and Tier 3 SmartTV OEMs represents an opportunity where we can establish a strong niche position.

In approaching content owners, advertisers and ad agencies to participate in the Stream OS platform, we are competing with the same platforms and TV OEMs operating their own TVOS such as Samsung, Vizio and LG. In this fast-expanding Connected TV advertising market, we believe our cross-platform data insight from Pay-TV and Stream OS households will allow us to create and promote a unique and compelling offering for advertisers.

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

As of December 31, 2021, we held approximately 5,000 United States issued patents and 1,400 patent applications, as well as approximately 3,900 foreign issued patents and 1,400 patent applications. The last of our currently issued patents to expire is in 2040.

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

Today, we have a collection of world-class talent and strong research and development capabilities in various locations throughout the world. Starting with core research, machine learning and advanced algorithm development, we continue to focus on IP development and next generation technology solutions. Our ongoing investment in R&D supported by a strong industry network of partners enables us to deliver differentiated, cost-effective solutions that enhance the end-user experience for an ever-larger universe of addressable markets.

Legislative and Regulatory Actions

A number of government and legislative initiatives have been enacted to encourage development and implementation of technologies that protect the rights and intellectual property of the content owners. For example, the U.S. and other countries have adopted certain laws, including the Digital Millennium Copyright Act of 1998 ("DMCA") and the European Copyright Directive, which are aimed at the prevention of content piracy and the manufacture and sale of products that circumvent copy protection technologies, such as those covered by our patents.

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

We are subject to international laws (including the General Data Protection Regulation and the Personal Information Protection Law) associated with data protection, privacy, and other aspects of our business in Europe, China and elsewhere and the interpretation and application of data protection laws remains uncertain. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws. Further, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers can be unclear. The resulting regulation, if any, may alter our ability to target advertising or provide data about the end-users and/or customers and their behavior.

Additionally, the privacy regulatory landscape in the U.S. changes rapidly and we may become subject to new privacy or cybersecurity regulations. Such laws and regulations could affect our ability to process personal data (in particular, our ability to use certain data for purposes such as risk or fraud avoidance, marketing or advertising), our ability to control our costs by using certain vendors or service providers or our ability to offer certain services in certain jurisdictions. For example, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020. The CCPA creates new individual privacy rights for consumers (as that word is broadly defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered businesses to provide new disclosures to California consumers, and allows for a new cause of action for data breaches. The CCPA also provides a consumer with the right to (i) opt out of certain sales of personal information, (ii) know the personal information that the business maintains about the consumer, and (iii) request deletion of personal information. It is unclear how the CCPA will be interpreted, but as currently written, it will likely impact our business activities and exemplifies the vulnerability of our business to not only cyber threats but also the evolving regulatory environment related to personal data. The CCPA’s privacy measures will be strengthened by the California Privacy Rights Act, or CPRA, which will become effective on January 1, 2023, with enforcement commencing on July 1, 2023.

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

Our operations in China may also be subject to privacy regulations. China recently passed the Personal Information Protection Law effective November 1, 2021, which creates a comprehensive set of data privacy and security obligations that not only apply to the processing of personal information within China, but also to the processing outside of China if such processing is for purposes of providing products and services to, or analyzing and evaluating the behavior of, individuals located in China. The law provides for various requirements on personal information protection, including obligations of obtaining informed consent and limiting to the minimum scope necessary for the collection and processing of personal information, requirements for conducting a personal information protection impact assessment for certain data processing activities, and responsibilities of adopting necessary measures to safeguard the security of the personal information, etc. The law also requires a security assessment and regulatory approval, government certification and/or conclusion of a standard data transfer agreement with the overseas recipient before transferring personal information outside of China. Lastly, the law imposes significant fines of up to RMB 50 million (approx. $7.7 million) or 5% of annual revenues for violation of the law. Chinese data protection laws are still evolving which may impose additional restrictions on companies doing business in China. Our efforts to comply with these laws and regulations may likely result in increased costs of doing business.

Human Capital Resources

The opportunities for our success and growth depend in large part on our ability to attract, develop, and retain a talented and engaged workforce. In particular, we are competing for technical talent and we need to offer not only robust and attractive compensation packages but also provide broad opportunities for our employees to make an impact, grow, and develop. As of December 31, 2021, we had a global talent base consisting of approximately 1,900 full-time employees.

To enable our talent to actively contribute to, and have a positive impact on, the overall business and culture, we developed and maintain a set of programs and initiatives. These programs include competitive compensation and benefits offerings, company culture and employee resource group events, skill development opportunities, diversity and inclusion initiatives, and goal and performance management. In support of these efforts, our Board of Directors monitors many of these programs and initiatives and provides guidance and feedback as appropriate. Our goal is to provide a work environment that empowers our teams and enables employees to enjoy a healthy and productive work-life balance for themselves, their families, and our community.

Our incentives are based on merits, and we have a strong pay-for-performance culture. We benchmark our total rewards annually to ensure our compensation and benefit programs remain competitive with industry peers. Our compensation framework for employees reflects a combination of fixed and variable pay including base salary, bonuses, performance awards, and stock-based compensation. We offer employees benefits that vary by country and are designed to meet or exceed local laws and that are competitive in the marketplace.

We invest in the career growth of our employees by providing a wide range of development opportunities, including face-to-face (where possible), virtual, social and self-directed learning, mentoring, coaching, training and external development. We also conduct annual assessment of employees to identify development needs based on department goals. We believe in the principles of a learning organization and strive to provide continuous educational opportunities for our employees. In 2021, we curated and delivered courses through our online learning platform, providing a wide range of skill development opportunities for employees to become more knowledgeable and effective in their roles.

We leverage our manager ecosystem, coupled with industry-standard performance management tools, to align corporate goals with employee objectives. We have delivered management training and supplementary resources to enable our management community to provide excellent support and guidance to their teams. We have recently launched ongoing People Management Community sessions and a Manager Resources Hub, which serves as a one-stop shop for managers. Employees are encouraged to create and align individual, functional and team-based goals, track performance against goals, write self-evaluations, and provide feedback to supervisors or management members.

We have demonstrated support and commitment to developing a culture of non-discrimination and embracing diversity and inclusion throughout our workforce.  Our current employee resource groups represent the LGBTQ+ community, the black community, women, and veterans. We also have formed a Diversity and Inclusion council comprised of all levels of employees and senior executives. The purpose of the council is, among other things, to identify and address issues of diversity and inclusion through multiple and unique perspectives from a diverse group of our employees. We continue to be a part of the business coalition in support of the Equality Act, a measure that supports federal legislation that would provide the same basic protections to LGBTQ+ people as are provided to other protected groups under federal law. Additionally, we currently comply fully with California’s board diversity legislation that requires a minimum number of female directors and directors from underrepresented communities.

We measure employee experience by collecting insight and understanding of engagement and satisfaction. We use an employee engagement survey, executive roundtables, and employee focus groups to solicit input.

During the ongoing COVID-19 pandemic, we have focused on the health, safety, and well-being of our employees. We have:

•	Established office reentry guidelines consistent with CDC, state and local government mandates.
•

Developed a hybrid-work model methodology and implemented a consultative approach with our employees around the flexible work arrangements that they need in order to maintain productivity and their health and well-being.

•	Offered various training and learning opportunities, including relevant trainings to help employees better manage remote working, childcare, social isolation, and other work-from-home challenges.
•	Enhanced internal communications strategies using multiple vehicles such as a corporate intranet, Zoom, Slack, videos, etc., to ensure connection and contacts among employees.
•	Provided a number of well-being offerings and events including resources and guidance on burn-out, access to Headspace (a mindfulness app), and various online training events.
•	Extended our Working From Home Connectivity Allowance and New Hire WFH Allowance, which covers certain costs associated with setting up home offices, into 2022.

None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages, and we consider the relationships with our employees to be positive.

Climate Change

We published our first ESG report on February 7, 2022 which can be found at https://3tzoo1wg2mg2h6j5g2fflok1-wpengine.netdna-ssl.com/wp-content/uploads/2022/02/ESG_Report_February_2022.pdf. Using insights we gleaned from the development of our inaugural materiality assessment, we developed an ESG program around three key focus areas: Culture & Belonging, Community Impact, and Resilience. Our Resilience pillar includes a focus on reducing the impact of climate change. We have already taken steps to reduce our carbon footprint through actions such as increasing energy efficiency within our office buildings and reducing and migrating the majority of on-premise IT assets towards more energy efficient solutions. At the beginning of 2022, we began the exercise of measuring our greenhouse gas baseline emissions and will establish associated goals linked to that activity, and we intend to present those goals in a subsequent ESG report.

Available Information

Our internet address is www.xperi.com, where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website and in our ESG report is not incorporated into this or any other report we file with or furnish to the SEC.

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

Risk Factor Summary

•

We may not be able to complete the planned business separation in a timely manner or at all, and even if such separation occurs, we may not achieve the expected benefits (including the tax treatment) of such transaction.

•	We may not be able to manage our disparate business operations efficiently, which may lead to disposition of such business and related assets.
•	Our business has been, and is expected to continue to be, impacted by the global COVID-19 pandemic.
•	We enter into license agreements that have fixed expiration dates and we may not be able to renew or replace such license agreements on terms favorable to us.
•

The nature of some of our business relationships may restrict our ability to operate freely in the future and could be interpreted in a manner that adversely affects revenue, including from licensing, under those agreements.

•

The success of our patent licensing business is dependent on the quality of our patent assets and our ability to create and implement new technologies or expand our licensable technology through acquisitions.

•	The structure and timing of our license and settlement agreements may cause fluctuations in our quarterly or annual financial results.
•	The long-term success of our business is dependent on a royalty-based business model, which is inherently risky.
•	It is difficult for us to verify royalty amounts owed to us under our licensing agreements.
•	We may not be able to develop and deliver, on a timely basis, innovative technologies and services in response to changes in our markets and industries.
•	We face competitive risks in the provision of entertainment offerings involving the distribution of digital content provided by third party application providers through broadband.

•	Our pursuit of acquisitions and divestures may adversely affect our business or stock price if we cannot successfully execute our strategies.
•

If we fail to protect and enforce our intellectual property rights, contract rights, our confidential information, or our brand, or if third parties assert that we violate their intellectual property rights, our business may suffer.

•	Our licensees may delay, refuse to or be unable to make payments to us due to financial difficulties or otherwise, or shift their licensed products to other companies to lower their royalties to us.
•	Some of our Semiconductor IP license agreements may convert to fully paid-up licenses at the expiration of their terms, or upon certain milestones, and we may not receive royalties after that time.
•	We may not be able to maintain a sufficient amount of content released in the DTS audio format, which may reduce demand for our technologies, products, and services.
•	Demand for our HD Radio technology may be insufficient to sustain projected growth.
•

If we are unable to further penetrate the streaming and downloadable content delivery markets and adapt our technologies for those markets, our royalties and ability to grow our business could be adversely impacted.

•	The success of certain of our solutions depends on the interoperability of our technologies with other devices.
•	Our failure to adequately manage our increasingly complex distribution agreements, including licensing, development and engineering services, may cause unexpected delays and loss of revenue.
•	We make significant investments in new products and services that may not achieve technological feasibility or profitability or that may limit our growth.
•	Our products and services could be susceptible to errors, defects, or unintended performance problems that could result in lost revenue, liability or delayed or limited market acceptance.
•	Dependence on the cooperation of Pay-TV service providers, television broadcasters, hardware manufacturers, data providers and delivery mechanisms could adversely affect our revenue.
•	We are dependent on third parties for metadata and content.
•	We depend on a limited number of third parties to design, manufacture, distribute and supply hardware devices upon which our TiVo software and service operate.
•	We maintain inventories of TiVo-branded products based on our demand forecast, which may be incorrect and lead to our carrying excess or insufficient inventory.
•	Qualifying, certifying and supporting our technologies, products and services is time-consuming and expensive.
•	We are exposed to the risks related to international sales and operations.
•

Further deterioration of trade relations between the United States and China, other trade conflicts and barriers, economic sanctions, and national security protection policies could limit or prevent existing or potential customers from doing business with us.

•	Our systems, networks and online business activities are subject to cybersecurity and stability risks, information technology system failures, and security breaches.
•	Our business operations are subject to natural disasters and industry-wide failure and adverse events.
•	Changes in U.S. generally accepted accounting principles could affect our financial position and results of operations.
•	We have significant indebtedness which could adversely affect our financial position.
•	Our variable rate indebtedness may expose us to interest rate risk, which could cause our debt costs to increase significantly.
•	We may not be able to generate sufficient cash to service our debt obligations.
•	Repayment of debt is dependent on cash flow generated by our subsidiaries and their respective subsidiaries.
•	An impairment of goodwill and other intangible assets may result in significant charge to earnings.
•	We may in the future identify a material weakness in our internal control over financial reporting which could impact overall investor confidence and the value of our common stock.
•	Changes in, or interpretations of, tax rules and regulations, could adversely affect our effective tax rates and negatively affect our business and financial condition.
•

Our effective tax rate depends on our ability to secure the tax benefits of our international corporate structure, on the application of the tax laws of various jurisdictions and on how we operate our business.

•	Our subsidiaries may record significant valuation allowances on our deferred tax assets, which may have a material impact on our results of operations.
•

The IRS may assert positions that may negatively impact the tax-free status of distributions intended to qualify for tax-free treatment, and the desired benefits of such distributions may not be achieved.

•	The investment of our cash, cash equivalents and investments in marketable debt and equity securities is subject to risks which may cause losses and affect the liquidity of these investments.
•	New governmental regulations or new interpretations of existing laws may weaken patent protection or copyright law that could cause legal uncertainties and result in harm to our business.
•

Failure to safeguard the security and privacy of our customers’ confidential data and remain in compliance with laws that govern such data may harm our reputation and brand and expose us to legal action.

•	Current and future governmental and industry standards may significantly limit our business opportunities.
•	Our activities to advertise, market and sell our services directly to consumers are highly impacted by constantly evolving state and federal laws and regulations.
•	Some software we provide may be subject to “open source” licenses, which may restrict how we use or distribute our software or require that we release the source code of certain products.
•	Seasonal trends may cause our quarterly operating results to fluctuate and our inability to forecast these trends may adversely affect the market price of our common stock.
•	We may not pay dividends or pay dividends at a consistent rate.
•	Our stock repurchase program could increase the volatility of the price of our common stock and may cause the trading price of our common stock to decline.
•	Provisions of our certificate of incorporation and bylaws or Delaware law might delay or prevent a change of control transaction and depress the market price of our stock.
•	Decreased effectiveness of stock-based compensation could adversely affect our ability to attract and retain employees.
•	Use of our common stock for future acquisitions may be limited.
•	Stock transfer restrictions in our certificate of incorporation may act as an anti-takeover device.
•

Our amended and restated certificate of incorporation contains forum selection provisions limiting the ability of stockholders to bring claims against us and our directors and officers in jurisdictions preferred by stockholders.

Risks Relating to the Planned Separation of the IP and Product Businesses

We may not be able to complete the planned business separation in a timely manner, and we may not achieve the expected benefits (including the tax treatment) of such transaction.

As previously disclosed, we are pursuing a separation of our product business and IP licensing business through a tax-efficient transaction, resulting in two independent, publicly traded companies. We currently project that the separation will be completed in the second half of 2022. We currently anticipate that the business separation transaction will be achieved through a pro-rata spin-off transaction intended to qualify as tax-free under Section 355 of the Internal Revenue Code, in which our stockholders, at such time, would receive shares of capital stock in the resulting spun-off company. Our board may ultimately determine to abandon this planned business separation transaction, and such determination could have an adverse impact on the value of our company and stock price. Additionally, a successful separation of a large and complex organization such as ours requires comprehensive and careful planning and analysis of various considerations, including the capital structure of the two businesses and allocation of liabilities among them.  As such, there are many factors that could impact the structure or timing of, the anticipated benefits from, or determination to ultimately proceed with, any planned business separation.  These factors include, but are not limited to:

•	global and regional economic conditions;
•	instability in credit markets;
•	declining consumer and business confidence;
•	fluctuating commodity prices and interest rates;
•	volatile exchange rates;
•	tax considerations;
•	competitive and market conditions in our industry;
•	shortage of talent and qualified personnel; and
•	changes in the regulatory or legal environment.

These and other factors could adversely impact the value of a planned business separation transaction to our stockholders. Additionally, the consummation of such transaction is a complex, costly and time-consuming process, and there can be no guarantee that such separation will be completed in accordance with the timeline that we establish or achieve the intended benefits (including the tax treatment). An inability to realize the full extent of the anticipated benefits (including the tax treatment) of the planned business separation, as well as any delays encountered in the process, could have an adverse effect upon the revenue, level of expenses and operating results of the product business and/or the IP licensing business.

We may not be able to rationalize and effectively manage our disparate business operations, which may cause us to dispose of or discontinue product lines, technologies, assets or operations if they do not fit into the strategic vision or meet forecasted results.

Our effort to rationalize the disparate business operations could require our management to refocus on certain business operations while disinvesting in others. We have been integrating the respective product and licensing businesses and operating them as separate business units in order to facilitate a potential separation of these units at a later date.  Additionally, as business strategy and product markets continue to evolve, we may dispose, discontinue, or divest product lines or business divisions. Disposing or discontinuing existing product lines or business divisions, or separating business units, provides no assurance that operating expenses will be reduced or will not cause us to incur material charges associated with such decisions. Furthermore, the disposition or discontinuance of an existing product line or business division, or separation or spinoff of a business unit, entails various risks, including the risk of not being able to obtain a purchaser, or, if obtained, that the purchase price may not be equal to at least the net asset book value for the product line or business unit, or the value that investors place on it as reflected by our stock price.  We may not be able to achieve any separation of our product and licensing businesses despite our current consideration of such a separation. Other risks of such actions include adversely affecting employee morale, managing the expectations of, and maintaining good relations with, customers of disposed or discontinued product lines or business divisions, which could prevent selling other products to them. We may also incur other significant liabilities and costs associated with disposal or discontinuance of product lines or business divisions, or separation of business units, including employee severance costs, relocation expenses, and impairment of lease obligations and long-lived assets. The effects of such actions may adversely impact our business operations and financial results.

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

In addition, actions by United States federal, state and local governments, as well as by foreign governments, to address the COVID-19 pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, also had a significant adverse effect on the markets in which we conduct our businesses. COVID-19 poses the risk that our workforce, suppliers, and other partners may be prevented from conducting normal business activities for an extended period of time, including due to shutdowns or stay-at-home orders that may be requested or mandated by governmental authorities. We also implemented policies to allow our employees to work remotely as a result of the pandemic as we reviewed processes related to workplace safety, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention. The impacts of the COVID-19 pandemic could also cause delays in acquiring new customers and executing renewals and could also impact our business as consumer behavior changes in response to the slowed economic conditions.

The rapid spread of the highly contagious Delta and Omicron variants of COVID-19 have led to periodic spikes in COVID-19 cases, hospitalizations and deaths in various jurisdictions in which we operate. Businesses and consumers have been adjusting their plans to comply with renewed and evolving mask and vaccine mandates, travel restrictions, event cancellations and delayed office reopenings. Our operations and those of our customers have also been negatively impacted by certain recent trends arising from the COVID-19 pandemic, including labor market constraints, shortage of semiconductor components and manufacturing capacities, and delays in shipments, product development and product launches.  In addition, the widespread supply chain disruption has and is expected to continue to impede global and regional economic activities, such as consumer spending and product availabilities, which may adversely affect our business operations and financial results.  Moreover, the COVID-19 pandemic, its related impact, and United States federal, state and foreign government policies enacted to combat the pandemic have contributed to a recent rise of inflation that may increase the cost of our operations and reduce demand for our products and services, which may adversely affect our financial performance.

The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors beyond our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the continuing global disruption in supply chains in our industries and the impact of the pandemic on the global economy, inflation and demand for consumer products. Even after the pandemic has subsided and economic activities gradually increase, we may continue to experience material and adverse impacts to our business, operating results, and financial condition as a result of the pandemic’s lasting global economic impact, including any recession that has occurred or may occur in the future in our industries or continuing inflationary impacts.

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

The nature of some of our business relationships may restrict our ability to operate freely in the future and could be interpreted in a manner that adversely affects revenue, including from licensing, under those agreements.

From time to time, we have engaged and may engage in the future in discussions with other parties concerning business relationships, which have included and may in the future include exclusivity provisions (such as geographic or product specific limitations), most favored customer limitations, and patent licensing arrangements. While we believe that such business relationships have historically enhanced our ability to finance and develop our business model or otherwise were justified by the terms of the particular relationship, the terms and conditions of such business relationships may place some restrictions on the operation of our business, including where we operate, who we work with, and what kinds of activities we may engage in. Additionally, some of our license agreements contain "most favored nation" clauses, which typically provide that if we enter into an agreement with another licensee on more favorable terms, we must offer some of those terms to our existing licensees. We have entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. These agreements may obligate us to provide different, more favorable, terms to licensees, which could, if applied, result in lower revenue or otherwise adversely affect our business, financial condition, and results of operations. While we believe that we have appropriately complied with the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if enforced, could have an adverse effect on our financial condition or results of operations.

The success of our IP licensing business is dependent on the quality of our patent assets and our ability to create and implement new technologies or expand our licensable technology through acquisitions.

We derive a significant portion of our revenue from patent licenses and royalties, including structured settlement payments. The success of our patent licensing business depends on our ability to continue to develop and acquire high quality patents. We devote significant resources to developing new technologies and to developing and acquiring patents to address the evolving needs of the media and semiconductor industries, and we must continue to do so in the future to remain competitive. Developments in our technologies are inherently complex and require long development cycles and a substantial investment before we can determine their commercial viability. Moreover, competition for acquiring high quality patents is intense and there is no assurance that we can continue to acquire such patents on favorable terms. We may not be able to develop and market new or improved technologies, or to develop or acquire high quality patents, in a timely or commercially acceptable fashion. Furthermore, our patents will expire in the future. Our current U.S. issued patents expire at various times through 2040. We need to develop or acquire successful innovations and obtain royalty-generating patents on those innovations before our current patents expire, and our failure to do so would significantly harm our business, financial position, results of operations and cash flows.

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

•	the willingness and ability of suppliers to produce materials and equipment that support our licensed technology in a quantity sufficient to enable volume manufacturing;
•	the ability of our customers to purchase such materials and equipment on a cost-effective and timely basis;
•	the length of the design cycle and the ability of us and our customers to successfully integrate certain of our imaging technologies into their integrated circuits;
•	the demand for products that incorporate our licensed technology;
•	the cyclicality of supply and demand for products using our licensed technology;
•	the impact of economic downturns; and
•	the impact of poor financial performance of our customers.

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

A number of our customers may face severe financial difficulties from time to time, which may result in their inability to make payments to us in a timely manner, or at all.  In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under license or settlement agreements. Our customers may also merge with or may shift the manufacture of licensed products to companies that are not currently licensees of our technology. This could make the collection process complex, difficult and costly, which could adversely impact our business, financial condition, results of operations and cash flows.

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

•

our embedded image processing technologies  compete with other image processing software vendors such as SmartEye, Seeing Machines and ArcSoft, Inc., as well as internal design groups of automotive, mobile phone, and digital camera manufacturers providing similar technologies by employing different approaches; and

•

our competitive position is affected by the rate of adoption and incorporation of our technology by semiconductor manufacturers, assemblers, foundry, manufacturers of consumer and communication electronics, and the automotive and surveillance industry.

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

Some of our current or future competitors may have significantly greater financial, technical, marketing and other resources than we do, may enjoy greater brand recognition than we do, or may have more experience or advantages than we have in the markets in which they compete. Further, many of the consumer hardware and software products that include our technologies also include technologies developed by our competitors. In order for us to remain competitive in this market, we must continue to invest significant resources in product development in order to enhance our technologies and our existing products and services and introduce new high-quality technologies, products and services to meet the wide variety of such competitive pressures. Our ability to generate revenue from our business will suffer if we fail to do so successfully.

We face competitive risks in the provision of entertainment offerings involving the distribution of digital content provided by third party application providers through broadband.

We have previously launched access in certain of our products and services to the entertainment offerings of Amazon Prime Video, Netflix, Hulu Plus, HBO Max, Disney+, VUDU, Pandora, and others for the distribution of digital content directly to broadband-connected TiVo devices. These entertainment offerings typically involve no significant long-term commitments. We face competitive, technological and business risks in our ongoing provision of entertainments offering involving the distribution of digital content through broadband to consumer televisions with such offerings, including the availability of premium and high-definition content, as well as the speed and quality of the delivery of such content to TiVo devices. For instance, we face increased competition from a growing number of broadband-enabled devices from providers such as Roku, AppleTV, Amazon FireTV and Chromecast that provide broadband delivered digital content directly to a consumer's television connected to such a device. Additionally, we face competition from online content providers and other PC software providers who deliver digital content directly to a consumer's personal computer, which in some cases may then be viewed on a consumer's television. If we are unable to provide a competitive entertainment offering on our own, or an equivalent offering with other third parties, the attractiveness of the TiVo service to new subscribers would be harmed as consumers increasingly look for new ways to receive and view digital content and our ability to retain and attract subscribers would be harmed.

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

We may not realize the anticipated benefits of the other acquisitions we may complete in the future, and we may not be able to incorporate any acquired services, products or technologies with our existing operations, or integrate personnel, systems, processes and operations from the acquired businesses, in which case our business could be harmed.

Financing for future acquisitions may not be available on favorable terms, or at all. If we use our equity securities to fund the acquisition, it may result in significant dilution to our existing stockholders.  If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired business, products, service offerings, technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause the value of our stock to fall. We cannot ensure that we will be able to successfully complete any acquisition or divestiture in the future. Further, the terms of our indebtedness constrain our ability to make and finance additional acquisitions or divestitures.

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

Demand for HD Radio also may be impacted by declines in the automotive industry which historically has been cyclical and experienced downturns during declining economic conditions.  In addition, the persistent downturn in the automotive markets resulting from the COVID-19 pandemic and related events reduced demand for our HD Radio technology in 2020.  While we have experienced a modest recovery in 2021, there is no guarantee that growth trends will return to our pre-pandemic level, and a sustained reduction in our automotive based royalties may cause us to fail to meet our previously projected growth rates.

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

In addition, when we enter into such deployment agreements with television service providers, we are typically required to make cost estimates based on historical experience and various other assumptions. These estimates are assessed continually during the term of the contract and revisions are reflected when the conditions become known. Using different cost estimates related to engineering services may produce materially different operating results, in addition to differences in timing and income statement classification of related expenses and revenue. An unfavorable change in estimates could result in a reduction of profit due to higher cost or the recording of a loss once such a loss becomes known to us that would be borne solely by us. We also recognize revenue for software engineering services using the percentage-of-completion method. We recognize revenue by measuring progress toward completion based on the ratio of costs incurred, principally labor, to total estimated costs of the project, an input method. If we are unable to measure and estimate our progress properly or accurately toward completion in such circumstances, we could incur unexpected additional costs, be required to recognize certain costs earlier than expected, or otherwise be required to delay recognition of revenue unexpectedly. A material inability to properly manage, estimate and perform these development and engineering services for our television service provider customers could cause us to incur unexpected losses and reduce or even eliminate any profit from these arrangements, and in such a case our business would be harmed.

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

Dependence on the cooperation of third parties for the provision and delivery of our metadata could adversely affect our revenue.

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

We also depend on a third-party partner for certain TiVo-branded hardware devices that are sold through the TiVo website. If this third-party partner fails to perform its obligations, we may be unable to find alternative suppliers or deliver our products and services sold through the TiVo website in a timely manner or with the features and functionality customers expect. In addition, our third-party partner may depend on sole suppliers for key components and services in order to manufacture DVRs and non-DVR STBs which run our software, and they may be subject to risks of supply shortages and unexpected cost increases, including the recent supply chain disruption resulting from the COVID-19 pandemic. Additionally, certain features and functionalities of our TiVo service and DVRs depend on third-party components and technologies. If TiVo or our third-party partner is unable to purchase or license such third-party components or technologies, we may not be able to offer certain related features and functionalities to our customers. In such a case, the desirability of our products to our customers could be reduced, thus harming our business.

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

We maintain inventories of TiVo-branded products based on our demand forecast, which may be incorrect and lead to excess or insufficient inventory.

In connection with our sales of TiVo-branded products through the TiVo website, we maintain an inventory of certain DVR and non-DVR products based on our demand forecast. Due to the seasonality in our business and the nature of long-lead time product development and manufacturing cycles, we make demand forecasts for these products well in advance of our peak selling periods. As such, we are subject to risks in managing the inventory needs of our business during the year, including estimating the appropriate quantity and mix of demand across our older and newer DVR and non-DVR products. Should actual market conditions differ from our estimates, our future results of operations could be materially affected. Our ability to forecast demand accurately and maintain appropriate inventory may also be adversely affected by factors that are difficult to predict, such as global supply chain disruptions.  Excess purchase commitments as a result of unforeseen changes in our sales forecast, pricing terms or cost structures may require us to record a loss that may adversely affect our financial conditions and results of operations.

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

We derive a large portion of our total revenue from operations outside of the United States. Therefore, we face exposure to risks of operating in many foreign countries, including:

•	difficulties and costs associated with complying with a wide variety of complex laws, treaties, regulations and compliance requirements;
•	unexpected changes in political or regulatory environments;
•	differing employment practices, labor compliance and costs associated with a global workforce;
•	earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs;
•	exchange controls or other restrictions;
•	restrictions on, or difficulties and costs associated with, the repatriation of cash from foreign countries to the United States;
•	political and economic instability and trade conflict;
•	import and export restrictions and other trade barriers;
•	difficulties in maintaining overseas subsidiaries and international operations;
•	difficulties in obtaining approval for significant transactions; and
•	fluctuations in foreign currency exchange rates.

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

We are also subject to risks associated with compliance with applicable anti-corruption laws, including the Foreign Corrupt Practices Act (FCPA), which generally prohibits companies and their employees and intermediaries from making payments to foreign officials for the purpose of obtaining an advantage or benefits, and requires public companies to maintain accurate books and records and a system of internal accounting controls. Under these laws, companies may be held liable for actions taken by directors, officers, employees, agents, or other partners or representatives. If we or our intermediaries fail to comply with the requirements of the FCPA or similar laws, governmental authorities could commence an investigation or seek to impose civil and criminal fines and penalties which could have a material adverse effect on our business, results of operations and financial condition.

Additionally, our business could be materially adversely affected if foreign markets do not continue to develop, if we do not receive additional orders to supply our technologies, products or services for use by international Pay-TV service providers, CE and STB manufacturers, PPV/VOD providers and others or if regulations governing our international businesses change. Any changes to the statutes or the regulations with respect to export of encryption technologies could require us to redesign our products or technologies or prevent us from selling and exporting our products and licensing our technologies internationally.

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

Our systems, networks and online business activities and those of third parties that we utilize in our operations are subject to cybersecurity and stability risks, information technology system failures, and security breaches.

Despite our provisions for system redundancy and the implementation of security measures within our internal and external information technology and networking systems, our information technology systems and those of third parties that we utilize in our operations may be subject to security breaches, unauthorized access (malicious or accidental), misuse of information by authorized users, data leaks or unintentional exposure of information, failed processes or other bugs, loss of data, damages from computer viruses or malware, natural disasters, terrorism, telecommunication failures or disruption of service.  In addition, our online business activities depend on the ability to store and transmit confidential information and licensed intellectual property securely on our systems, third party systems and over private, hybrid and public networks. Any compromise of our ability to store or transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business.  Our storage and online transmissions and business activities are subject to a number of security and stability risks, including:

•

our own or licensed encryption and authentication technology, or access or security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of customer information or intellectual property;

•

we could experience unauthorized access, computer viruses, ransomware, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites and infrastructure or use of our products and services, or cause customer information or other sensitive information to be disclosed to a perpetrator, others or the general public;

•

someone could circumvent our security measures and misappropriate our, our information, or our customers' proprietary information or content, interrupt operations, or jeopardize our licensing arrangements, many of which are contingent on our sustaining appropriate security protections;

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

Each of the foregoing risks also applies to the computer systems of third parties that we rely upon in our operations, including our suppliers and vendors, including providers of cloud storage and services. The occurrence of any of these or similar events could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, increase the costs of our ongoing cybersecurity protections and enhancements, and expose us to litigation and other liabilities. Because some of our technologies and businesses are intended to inhibit use of or restrict access to our customers' intellectual property, we may become the target of hackers or other persons whose use of, or access to, our customers' intellectual property is affected by our technologies. Also, hackers may, for financial gain or other motives, seek to infiltrate or damage our systems, or obtain sensitive business information or customer information. We also may be exposed to customer claims, or other liability, in connection with any security breach or inadvertent disclosure. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures. For example, we utilize SolarWinds for network device management.  SolarWinds announced in December 2020 that its system was infected with malicious software during 2020, which might have impacted its customers.  We implemented software patches and other security measures recommended by SolarWinds and other security experts in connection with this matter.  While we do not believe we were targeted by malicious actors through the SolarWinds system, and we found no evidence that any of our information was exfiltrated from our systems, there is no guarantee that future hacks and attacks on the network will be unsuccessful or resolved without damage to us or our customers.

Our product and service offerings rely on a variety of systems, networks and databases, many of which are maintained by us at our data centers or third-party data centers (e.g., cloud services). We do not have complete redundancy for all of our systems, and we do not maintain real-time back-up of our data, so in the event of significant system disruption, particularly during peak periods, we could experience loss of data processing capabilities, which could prevent us from providing our products and services to our customers for an uncertain amount of time, cause us to lose customers as a result of such breaches, and could harm our operating results through loss of revenue and increased costs to remediate such cybersecurity incidents. Notwithstanding our efforts to protect against “down time” for products and services, we do occasionally experience unplanned outages or technical difficulties. In order to provide products and services, we must protect the security of our systems, networks, databases and software. Furthermore, we do not have control over the security protocols of third party cloud service providers, and if such providers experience cyber attacks and information system breaches, it can harm our business operations and undercut our ability to serve our customers, which may adversely affect our financial conditions and results of operations.

To the extent that any disruption or security breach results in inappropriate disclosure of our confidential information, we may incur liability or additional costs to remedy the damages caused by these disruptions or security breaches.

Risks Related to Financial Matters

We have significant indebtedness which could adversely affect our financial position.

As of December 31, 2021, we had $789.8 million of total debt outstanding under our Refinanced Term B Loans. Our Refinanced Term B Loans are guaranteed by us and our wholly-owned material domestic subsidiaries and are secured by substantially all of our and the subsidiary guarantors' assets. Our indebtedness may:

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

As of December 31, 2021, we had $789.8 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes.  At December 31, 2021, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $7.9 million.  Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate, as currently anticipated by many banking analysts, any increases would likely impact the borrowing rate on our outstanding indebtedness and increase our interest expense.

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

We have a complex business that is international in scope. Ensuring that we have adequate internal controls and procedures in place to facilitate the production of accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants on the effectiveness of our internal control over financial reporting. If we identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems and take a significant amount of time to complete. We have in the past identified, and may in the future identify, significant deficiencies in the design and operation of our internal controls, which have been or will in the future need to be remediated. For example, we have identified material weaknesses in our internal control over financial reporting relating to the design and operation of controls to review forecast assumptions used in the determination of fair value of intangible assets acquired through business combinations and in the testing of goodwill impairment, and we concluded that our internal controls over financial reporting were not effective as of December 31, 2020.  While we implemented remediation plans in response to such material weaknesses and concluded that such material weaknesses were remediated as of December 31, 2021, there is no guarantee that in the future we will be able to remediate any identified material weakness timely or at all, or in a cost effective manner.  See “Item 9A—Controls and Procedures.”

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

In addition to internal development, we intend to acquire additional businesses, technology and intellectual property through strategic relationships and transactions. We believe these strategic relationships and transactions will enhance the competitiveness and size of our current businesses and provide diversification into markets and technologies that complement our current businesses. Future transactions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have significant goodwill from such transactions and other intangible assets which are amortized over their estimated useful lives. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life is shorter than originally estimated. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of goodwill and other intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position, or results of operations.

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

As of December 31, 2021, we have U.S. federal and state net operating losses of approximately $0.3 billion and $1.1 billion (post-apportioned). A portion of the federal and state net operating loss carryforwards will begin to expire, if not utilized, in 2023. Net operating losses that expire unused will be unavailable to offset future income tax liabilities.  Under the Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”) and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than fifty-percent (50%) change, by value, in its equity ownership over a three (3)-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to utilize our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us.

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

As our business grows and expands, we have started to do business in an increasing number of states nationally and in new foreign jurisdictions. By engaging in business activities in these states and foreign jurisdictions, we become subject to their various laws and regulations, including possible requirements to collect sales tax from our sales within those states and foreign jurisdictions and the payment of income taxes on revenue generated from activities in those states and foreign jurisdictions.

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

We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax assets. We have applied a valuation allowance on U.S. federal, and many state, and foreign deferred tax assets to the extent they are not realizable by utilizing deferred tax liabilities as sources of income. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective factors that cannot be readily predicted in advance. Both the establishment of a valuation allowance and the reversal of a previously recorded valuation allowance may have a material impact on our financial results.

The IRS may assert positions that may negatively impact the tax-free status of distributions intended to qualify for tax-free treatment, and the desired benefits of such distributions may not be achieved.

In general, a corporation, which we refer to as the distributing corporation, that distributes the stock of another corporation, which we refer to as the controlled corporation, in a transaction that would otherwise qualify for tax-free treatment under Section 355 of the Internal Revenue Code (“the Code”) may be required to recognize corporate-level gain on the distribution if there is an acquisition of a 50% or greater interest (within the meaning of Section 355(d)(4) of the Code) in either the distributing corporation or the controlled corporation as part of a plan including the distribution. We currently plan, subject to any required regulatory approvals, a separation of our product business and IP licensing business in a transaction intended to qualify as tax-free under Section 355 of the Code, resulting in two independent publicly traded companies. We anticipate that such separation will be completed in the second half of 2022. This separation, if completed, would be achieved through a pro-rata spin-off transaction in which our stockholders, at such time, would receive shares of capital stock in the resulting spun-off company. It is expected that Xperi and TiVo would be able to minimize any corporate-level gain on such separation transaction in connection with our formation, because there would be no acquisition of a 50% or greater interest in either company. There can be no assurance, however, that the IRS may not take a contrary view. In addition, in the event that the IRS were to take the view that the transactions that led to our formation constitute an acquisition of a 50% or greater interest in either Xperi or TiVo, we may be restricted in our ability to implement any contemplated business separation in a tax-efficient manner. Certain steps we take in contemplation of the separation could result in the reduction of certain tax attributes or the payment of cash taxes even if we satisfy the requirements under Section 355(d)(4).

Additionally, there are many factors that could impact the structure or timing of, the anticipated benefits from, or determination to ultimately proceed with, this planned business separation, including, among others, global economic conditions, instability in credit markets, declining consumer and business confidence, fluctuating commodity prices and interest rates, volatile exchange rates, tax considerations, and other challenges that could affect the global economy, specific market conditions in one or more of the industries of the businesses planned for separation, and changes in the regulatory or legal environment. Such changes could adversely impact the value of this planned business separation transaction to our stockholders.

The investment of our cash, cash equivalents and investments in marketable debt and equity securities is subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2021, we held approximately $201.1 million in cash and cash equivalents and $60.5 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities.  Recent financial market volatility resulting from the COVID-19 pandemic heightens the risk of a potential loss in the value of our investments. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. We may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. The financial market and monetary risks associated with our investment portfolio have and may in the future have a material adverse effect on our financial condition, results of operations or cash flows.

Risks Related to Regulatory and Legal Matters

New governmental regulations or new interpretations of existing laws, including legislative initiatives seeking to, or judicial or regulatory decisions that, weaken patent protection or copyright law, could cause legal uncertainties and result in harm to our business.

Our business relies in part on the uniform and historically consistent application of U.S. patent laws, rules, and regulations. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. For example, the Supreme Court of the United States has modified some legal standards applied by the U.S. Patent and Trademark Office in the examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. For example, our patents continue to face challenges in the U.S. from Inter Partes Review (IPR) proceeding before the Patent Trial and Appeal Board (PTAB).  Historically these types of proceedings have a high rate of invalidation of patents, and patents we have asserted in litigation have been and may continue to be invalidated in such proceedings.  Additionally, there have been and may be bills introduced in the U.S. Congress relating to patent law that could adversely impact our business depending on the scope of any bills that may ultimately be enacted into law. Some of these changes or potential changes may not be advantageous for us and may make it more difficult to obtain adequate patent protection, or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement of our patent rights and could have a negative effect on our ability to license our patents and, therefore, on the royalties we can collect.

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

Our products and services and back-end information technology systems can collect and allow us to store individual viewer and account preferences and other data our customers may consider confidential or may be considered personal information or personal data under applicable regulatory schemes. To provide better consumer experiences and to operate effectively, and for our analytics business and other businesses, we collect certain information from users. Collection and use of such information may be subject to U.S. federal and state privacy and data collection laws and regulations, standards used by credit card companies applicable to merchants processing credit card details, and foreign laws. We may also be subject to third party privacy policies and permissions and obligations we owe to third parties, including, for example, those of Pay-TV service providers. We post our privacy policies concerning the collection, use and disclosure of user data, including interactions between client and server. Privacy concerns, however, could create uncertainty in the marketplace for digital video recording and for our products and services more generally. Any failure by us to comply with privacy policies or contractual obligations, any failure to comply with standards set by credit card companies relating to privacy or data collection, any failure to conform the privacy policy to changing aspects of our business or applicable law, or any existing or new legislation regarding privacy issues could impact our data collection efforts and subject us to fines, litigation or other liability.

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

•	delays in our introduction of new technologies or market acceptance of these new technologies through new license agreements;
•	our ability to protect or enforce our intellectual property rights or the terms of our agreements;
•	legal proceedings affecting our patents, patent applications or license agreements;
•	the timing of the introduction by others of competing technologies and the extent to which new technologies replace technologies to which our solutions are targeted;
•	changes in supply and demand for semiconductor chips in the specific end markets in which we concentrate;
•	changes in demand for camera-enabled devices including cell phones, security systems and personal computers;
•	the timing of establishing new licensing arrangements and concluding older license agreements;
•	the pace at which our older product sales decline compared to the pace at which our new product revenue grows;
•

changes in generally accepted accounting principles including new accounting standards which may materially affect our revenue recognition and the comparability between revenue recognition and cash flow from customer royalties;

•	cyclical fluctuations in semiconductor and consumer electronics markets generally;
•	supply chain constraints, and attendant effects, including but not limited to increased costs or shipping delays from our suppliers or to our customers;
•	adverse labor market conditions, and any impacts on our ability to attract and retain qualified personnel;
•	inflation and/or changes in central bank interest rate policies
•	our ability to execute and complete successfully the planned separation transaction;
•	expenses related to and the financial impact of possible acquisitions of other businesses and the integration of such businesses;
•	expenses related to and the financial impact of the disposition of businesses, including post-closing indemnification obligations; and
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

Although predicting consumer demand for our products is very difficult, new consumer subscriptions for products and services, such as TiVo Service, have traditionally been higher during and immediately after the Christmas holiday shopping season than during other times of the year. If we are unable to accurately forecast and respond to consumer demand for our products, our reputation and brand will suffer and the market price of our common stock would likely fall.

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

In June 2020, our Board of Directors authorized a stock repurchase program to repurchase up to $150 million of our outstanding shares of common stock dependent on market conditions, share price and other factors. In April 2021 our Board of Directors authorized an additional $100.0 million of stock repurchases under this program.  As of December 31, 2021, the total amount available for repurchase under the plan was $95.0 million. The amount of repurchases under our stock repurchase program will vary depending on various factors.  The timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time. For example, as we plan for the separation of our Product business and IP Licensing business we may reduce or suspend share repurchases as we plan for the capital needs of two independent businesses.  Finally, the terms of our current or future debt agreements could limit our ability to repurchase shares.

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

Our ability to use common stock for future acquisitions without triggering an ownership change for the purposes of Sections 382 and 383 of the Internal Revenue Code will likely be limited for three (3) years following the Mergers.  To the extent that we are unable to use our common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt, equity financings or operational growth. Reliance on internally generated cash or debt to complete acquisitions could substantially limit our operational and financial flexibility. If we are unable to obtain additional capital on acceptable terms, we may be required to reduce the scope of any expansion or redirect resources committed to internal purposes. Inability to use our common stock in acquisitions may hinder our ability to actively make future acquisitions and recruit talent through acquisitions and restricts the flexibility in which we can make acquisition bids.

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

Our certificate of incorporation contains forum limitations for certain disputes between us and our stockholders that could limit the ability of stockholders to bring claims against us and our directors, officers and employees in jurisdictions preferred by stockholders.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative lawsuit brought on our stockholders, (ii) any lawsuit against our current or former directors, officers, employees, stockholders or agents asserting a breach of a duty (including any fiduciary duty) owed by any such current or former director, officer, stockholder, employee or agent to us or our stockholders, (iii) any lawsuit asserting a claim against us or any of our current or former director, officer, employee, stockholder or agent arising out of or relating to any provision of the DGCL, our charter or our bylaws (each, as in effect from time to time), or (iv) any lawsuit asserting a claim against us or any of our current or former director, officer, employee, stockholder or agent governed by the internal affairs doctrine of the State of Delaware. Our certificate of incorporation also provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America are the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The foregoing forum provisions may prevent or limit a stockholder’s ability to file a lawsuit in a judicial forum that it prefers for disputes with us or our directors, officers, employees, stockholders or agents, which may discourage such lawsuits, make them more difficult or expensive to pursue, and result in outcomes that are less favorable to such stockholders than outcomes that may have been attainable in other jurisdictions.

In addition, notwithstanding the inclusion of the foregoing forum provisions in the certificate of incorporation, courts may find the foregoing forum provisions to be inapplicable or unenforceable in certain cases that the foregoing forum provisions purport to address, including claims brought under the Securities Act. If this were to occur in any particular lawsuit, we may incur additional costs associated with resolving such lawsuit in other jurisdictions or resolving lawsuits involving similar claims in multiple jurisdictions, all of which could harm our business, results of operations, and financial condition.

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

In certain instances, we attempt to obtain patent protection for portions of our technology, and our license agreements typically include both issued patents and pending patent applications. If we fail to obtain patents in a timely manner or if the patents issued to us do not cover all of the inventions disclosed in our patent applications, others could use portions of our technology and intellectual property without the payment of license fees and royalties. For example, our business may suffer if we are unable to obtain patent protection in a timely manner from the US Patent and Trademark Office due to processing delays resulting from examiner turnover and a continuing backlog of patent applications.

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

Our business operations depend on our ability to maintain and protect our facilities, computer systems and personnel. Our corporate headquarters are located in the San Francisco Bay Area and we have engineering activities in several locations throughout California, which in the past have experienced severe earthquakes. We do not carry earthquake insurance for any of our facilities except for the facility we own in Calabasas, California. Earthquakes, wild fires, or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

NVIDIA Patent Infringement Litigation

On May 8, 2019, Invensas Corporation (“Invensas”) and Tessera Advanced Technologies, Inc. filed a complaint against NVIDIA Corporation (“NVIDIA”) in the United States District Court for the District of Delaware, alleging infringement of five patents, and requesting, among other things, that NVIDIA be ordered to pay compensatory damages in an amount no less than a reasonable royalty (the “District Court Litigation”).  NVIDIA answered the complaint on July 1, 2019 and subsequently moved to transfer the case to the United States District Court for the Northern District of California.  The Court denied NVIDIA’s motion to transfer on September 17, 2019.

In September 2020, the Patent Trial and Appeal Board (“PTAB”) instituted IPRs of several patents-in-suit.  The parties stipulated to an order staying the litigation pending resolution of the IPR proceedings, and to dismissal of claims relating to two patents. As a result, there are three patents-in-suit remaining.  One patent has no IPRs pending against it.  Two patents are subject to IPRs.  On June 9, 2021, the PTAB held oral arguments in the IPRs.  On September 1, 2021, the PTAB issued final written decisions in the IPRs in which it found all challenged claims of the two patents invalid.  On November 1, 2021, Invensas filed appeals of each of the IPR decisions with the United States Court of Appeals for the Federal Circuit, with Invensas’s opening brief due March 14, 2022, NVIDIA’s response brief due April 25, 2022, and Invensas’s reply brief due May 16, 2022.  No date has been set yet for oral argument.  The District Court Litigation will remain stayed pending the outcome of the IPR appeals.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Xperi Holding Corporation is listed on the Nasdaq Global Select Market under the symbol “XPER.” Prior to June 1, 2020 (the “TiVo Merger Date”), the common stock of Xperi Corporation (the predecessor company) was listed on the Nasdaq Global Select Market under the symbol “XPER.”

As of February 7, 2022, there were 103,276,142 outstanding shares of common stock held by 373 stockholders of record. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have historically returned capital to shareholders through cash dividends and stock repurchases. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

Stock Repurchases

On June 12, 2020, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $150 million of the Company's common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. The program may be discontinued or amended at any time and has no specified expiration date. For example, as we plan for the separation of our Product business and IP Licensing business we may reduce or suspend share repurchases as we plan for the capital needs of two independent businesses. There is no guarantee that such repurchases under the program will enhance the value of our stock. On April 22, 2021, our Board of Directors approved an increase in the repurchase authorization under the program by $100.0 million. All repurchases in the three months ended December 31, 2021 were made under this program as described below:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (a)
(in thousands, except share price)
2021
October	—	$—	—
November	40	$17.65	40
December	1,248	$19.52	1,248
Total	1,288	$19.46	1,288	$95,031

(a) Calculated as of December 31, 2021.

Stock Performance Graph

The common stock of Xperi Holding Corporation commenced trading on June 2, 2020 following the completion of the Mergers. The following graph shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500 from June 2, 2020 through December 31, 2021. The graph and table assume that $100 was invested on June 2, 2020 in each of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500, and that all dividends were reinvested. This graphic comparison is presented pursuant to the rules of the SEC.

	6/2/2020	6/30/2020	9/30/2020	12/30/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021
Xperi Holding Corporation	$100.00	$109.25	$85.38	$155.64	$160.99	$164.86	$139.99	$140.89
Nasdaq Composite	$100.00	$104.68	$116.23	$133.95	$137.87	$150.95	$150.37	$162.83
Russell 2000 Index	$100.00	$101.63	$106.31	$139.61	$156.57	$162.92	$155.43	$158.32
S&P 500	$100.00	$100.63	$109.16	$121.14	$128.96	$139.49	$139.82	$154.70

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

Item 6. (Reserved)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to promote understanding of the results of operations and financial condition and should be read in conjunction with our consolidated financial statements and notes thereto.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC by Xperi Holding Corporation on February 26, 2021, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at investor.xperi.com.

Business Overview

On December 18, 2019, Xperi Corporation (“Xperi”) entered into a definitive agreement with TiVo Corporation (“TiVo”), to combine in an all-stock merger of equals transaction (the “Mergers”). Following consummation of the Mergers on June 1, 2020, Xperi Holding Corporation became the parent company of both Xperi and TiVo. The common stock of both Xperi and TiVo were de-registered after completion of the Mergers. On June 2, 2020, Xperi Holding Corporation’s common stock, par value $0.001 per share, commenced trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “XPER.” Xperi was determined to be the accounting acquirer in the Mergers. As a result, the historical financial statements of Xperi for periods prior to the Mergers are considered to be the historical financial statements of Xperi Holding Corporation. As used herein, the “Company,” “we,” “us” and “our” refer to Xperi when referring to periods prior to June 1, 2020 and Xperi Holding Corporation when referring to periods subsequent to June 1, 2020. Our results of operations include the operations of TiVo after June 1, 2020. For further discussion on the Mergers, refer to “Item 1A. Risk Factors,” and “Note 9 – Business Combinations” in the Notes to Consolidated Financial Statements.

We are a leading consumer and entertainment product/solutions licensing company and one of the industry’s largest intellectual property licensing platforms, with a diverse portfolio of media and semiconductor intellectual property and more than 11,000 patents and patent applications worldwide. We create extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, we’ve created a unified ecosystem that reaches highly engaged consumers, uncovering significant new business opportunities, now and in the future. Our technologies are integrated into billions of consumer devices, media platforms, and semiconductors worldwide, driving increased value for partners, customers and consumers. Headquartered in Silicon Valley with operations around the world, we have approximately 1,900 employees and more than 35 years of operating experience.

We are currently planning, subject to any required regulatory approvals, a separation of our Product business and IP Licensing business through a tax-efficient transaction, resulting in two independent, publicly traded companies. We continue to evaluate the optimal timing of the contemplated business separation and currently anticipate that such separation will be completed in the second half of 2022.

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

Actions by United States federal, state and local governments, as well as by foreign governments, to address the COVID-19 pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, also had a significant adverse effect on the markets in which we conduct our businesses. COVID-19 poses the risk that our workforce, suppliers, and other partners may be prevented from conducting normal business activities for an extended period of time, including due to shutdowns or stay-at-home orders that may be requested or mandated by governmental authorities. We have implemented policies to allow our employees to work remotely as a result of the pandemic as we reviewed processes related to workplace safety, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention. The COVID-19 pandemic could also cause delays in acquiring new customers and executing renewals and could also impact our business as consumer behaviors continue to change in response to the pandemic.

Since the start of the summer of 2021, there has been rapid spread of the contagious Delta variant of COVID-19, particularly in the regions and among the age groups with low vaccination rates, leading to a resurgence in cases, hospitalizations and deaths. With the emergence of the highly transmissible Omicron variant in November 2021, COVID-19 daily cases in the U.S. reached the highest level in January 2022. Businesses and consumers have been adjusting their plans to comply with renewed mask and vaccine mandates, travel restrictions, event cancellations and delayed office reopenings. Our operations and those of our customers have also been negatively impacted by certain trends arising from the COVID-19 pandemic, including labor market constraints, shortage of semiconductor components and manufacturing capacities, and delays in shipments, product development and product launches. In addition, the widespread supply chain disruption is expected to impede global and regional economic activities, such as consumer spending and product availabilities, which may adversely affect our business operations and financial results. Moreover, the COVID-19 pandemic, its related impact, and United States federal, state and foreign government policies enacted to combat the pandemic have contributed to a recent rise of inflation that may increase the cost of our operations and reduce demand for our products and services and those of our customers, which may adversely affect our financial performance.

We have been closely monitoring the COVID-19 pandemic and its impact on our business, including legislation to mitigate the impact of COVID-19 such as the Coronavirus Aid, Relief, and Economic Security (CARES) Act which was enacted in March 2020, and the American Rescue Plan Act of 2021 which was enacted in March 2021. Although a significant portion of our anticipated revenue for 2022 is derived from fixed-fee and minimum-guarantee arrangements, primarily from large, well-capitalized customers which we believe somewhat mitigates the risks to our business, our per-unit and variable-fee based revenue will continue to be susceptible to the volatility, labor shortages, supply chain disruptions, microchip shortages, and potential market downturns precipitated by the COVID-19 pandemic.

The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the continuing global disruption in supply chains in our industries; and the impact of the pandemic on the global economy and demand for consumer products. Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our financial expenditures in response to continued uncertainty. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors.

Key Metrics

In evaluating our financial condition and operating performance, we focus on revenue and cash flow from operations. For the year ended December 31, 2021 as compared to the year ended December 31, 2020:

•

Revenue decreased by $14.3 million, or 2%, from $892.0 million to $877.7 million. The decrease was primarily due to past royalty revenue from the Comcast Corporation (“Comcast”) license executed in the fourth quarter of 2020 and declines in revenue from the Semiconductor IP licensing business and the Product business driven largely by supply chain disruptions from the COVID-19 pandemic, partially offset by the inclusion of a full year of post-merger revenue from TiVo in 2021.

•

Cash provided by operating activities decreased by $192.8 million, or 45%, from $427.6 million to $234.8 million. The decrease was primarily due to past royalties received from Comcast in the fourth quarter of 2020, partially offset by reductions in merger-related transaction costs and litigation expense in 2021 as compared to 2020.

Results of Operations

Significant events occurred over the past two years that affect the comparability of our financial statements. Key events and their financial impacts include the following:

•

On November 9, 2020, we entered into a patent license agreement (the “Agreement”) with Comcast Corporation (“Comcast”) and certain of its affiliates. In connection with the Agreement, we resolved all of the outstanding litigation with Comcast. The Agreement is effective as of the expiration of Comcast’s prior agreement in 2016 and its term continues into 2031. Due to revenue recognized for the unlicensed period from 2016, the Agreement had a significant positive impact on our financial results and cash flows in 2020.
•

On June 1, 2020, we completed the Mergers with TiVo. As a result, we incurred significant one-time expenses in 2020 such as transaction related costs (e.g. bankers fees, legal fees, consultant fees), lease impairment charges due to facilities consolidation, severance and retention costs (including stock-based compensation expense resulting from the contractually-required acceleration of equity instruments for departing executives). Additionally, our amortization expense increased significantly due to the valuation of TiVo’s intangible assets recorded as a result of the Mergers. TiVo’s results of operations and cash flows have been included in our consolidated financial statements for periods subsequent to June 1, 2020.

Revenue

We derive the majority of our revenue from the licensing of our technologies and intellectual property (“IP”) rights to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to “Note 4 – Revenue” of the Notes to Consolidated Financial Statements.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Years ended December 31,
	2021	2020	2019
Revenue	100%	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	14	8	3
Research, development and other related costs	27	22	40
Selling, general and administrative	30	28	42
Depreciation expense	3	2	2
Amortization expense	23	18	36
Litigation expense	1	2	2
Total operating expenses	98	80	125
Operating income (loss)	2	20	(25)
Interest expense	(5)	(4)	(8)
Other income and expense, net	—	—	3
Loss on debt extinguishment	(1)	(1)	—
Income (loss) before taxes	(4)	15	(30)
Provision for (benefit from) income taxes	3	(1)	(7)
Net income (loss)	(7)%	16%	(23)%

The following table sets forth our revenue by year (in thousands, except for percentages):

	Years Ended December 31,			2021 vs. 2020
	2021	2020	2019	Increase	% Change
Revenue	$877,696	$892,020	$280,067	$(14,324)	(2)%

The $14.3 million or 2% decrease in revenue for the year ended December 31, 2021, compared to the prior year, was primarily due to past royalty revenue from Comcast recorded in the fourth quarter of 2020 and declines in revenue from the Semiconductor IP licensing business and the Product business driven largely by supply chain disruptions from the COVID-19 pandemic, partially offset by the inclusion of a full year of post-merger revenue from TiVo in 2021.

On November 9, 2020, we entered into a patent license agreement (the “Comcast Agreement”) with Comcast and, as a result, we resolved all outstanding litigation with Comcast. The Comcast Agreement is effective as of the expiration of Comcast’s prior agreement in 2016 and its term continues into 2031. The Comcast Agreement provided for an initial payment by Comcast upon execution and provides for ongoing payments through the remainder of the Comcast Agreement. In connection with the

Comcast Agreement, we recorded revenue for past royalties in the fourth quarter of 2020 and expect to recognize revenue from the prospective license into 2031.

Cost of revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of revenue, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, royalties paid to third parties, hardware product-related costs, maintenance costs and an allocation of facilities costs, as well as service center and other expenses related to providing our technology solution offerings and NRE services.

Cost of revenue, excluding depreciation and amortization of intangible assets, for the year ended December 31, 2021 was $126.8 million, as compared to $78.4 million for the year ended December 31, 2020, an increase of $48.4 million. The increase was primarily due to the inclusion of a full year of post-merger TiVo costs, and secondarily from the growth in our hardware product sales in 2021.

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

R&D expense for the year ended December 31, 2021 was $232.2 million as compared to $195.2 million for the year ended December 31, 2020, an increase of $37.0 million. The increase was primarily due to the inclusion of a full year of post-merger TiVo R&D expenses in 2021, as well as employees hired in connection with the acquisition of certain assets of MobiTV on May 31, 2021, partially offset by a decrease in personnel-related costs resulting from cost synergies implemented subsequent to the Mergers.

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

Selling, general and administrative expenses for the year ended December 31, 2021 were $266.1 million, as compared to $245.4 million for the year ended December 31, 2020, an increase of $20.7 million. The increase was due principally to the inclusion of a full year of post-merger TiVo SG&A expenses, partially offset by decreases in merger-related transaction costs, severance and retention, and provision for credit losses as well as decreased personnel-related costs resulting from cost synergies implemented in 2021.

Depreciation Expense

Depreciation expense was $23.8 million for the year ended December 31, 2021, as compared to $17.9 million for the year ended December 31, 2020, an increase of $5.9 million. The increase was primarily attributable to depreciation expense on TiVo fixed assets added through the Mergers in June 2020.

Amortization Expense

Amortization expense for the year ended December 31, 2021 was $203.4 million, as compared to $156.8 million for the year ended December 31, 2020, an increase of $46.6 million. The increase was primarily attributable to amortization of intangible assets recorded in connection with the Mergers in June 2020, and secondarily due to a significant amount of intangible assets acquired in the fourth quarter of 2020, which was partially offset by certain acquired intangible assets becoming fully amortized in the fourth quarter of 2021.

As a result of the Mergers, we anticipate that amortization expenses will continue to be a significant expense since we acquired approximately $878.0 million in intangible assets which will be amortized over the next several years. See “Note 10 - Goodwill and Identified Intangible Assets” in the Notes to Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the year ended December 31, 2021 was $11.6 million, as compared to $20.8 million for the year ended December 31, 2020, a decrease of $9.2 million. The decrease was primarily due to the resolution of prior litigation and reduced case activity.

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

Stock-based Compensation Expense

The following table sets forth our stock-based compensation (“SBC”) expense for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue, excluding depreciation and amortization of intangible assets	$1,972	$781	$—
Research, development and other related costs	19,833	13,592	14,643
Selling, general and administrative	36,377	24,762	16,911
Total stock-based compensation expense	$58,182	$39,135	$31,554

Stock-based compensation awards include restricted stock awards and units, employee stock plan purchases and employee stock options. The increase in stock-based compensation for the year ended December 31, 2021, compared to the prior year, was primarily a result of including a full year of SBC expense from assumed TiVo stock awards from the Mergers and increases in stock award grants for an expanded workforce as a result of the Mergers.

Interest Expense

Interest expense for the year ended December 31, 2021 was $39.0 million, as compared to $37.9 million for the year ended December 31, 2020. The increase in interest expense was primarily a result of a higher average debt balance in 2021 as compared to 2020 as we entered into a new term loan of $1,050 million on June 1, 2020 to refinance the indebtedness of the combined companies in connection with the Mergers, partially offset by a reduction in interest rate as a result of the debt refinancing in June 2021 described below.

We anticipate interest expense will decrease in 2022 when compared to 2021 as a result of a full year of the lower debt balance and amortization of debt discount and issuance costs. However, those reductions could potentially be offset by increasing interest rates since our interest rate is variable.

Other Income and Expense, Net

Other income and expense, net, for the year ended December 31, 2021 was $2.6 million, as compared to $4.5 million for the year ended December 31, 2020. Other income was lower in the current year principally due to a decrease in interest income from significant financing components from revenue contracts, and secondarily from a decline in interest income from our short-term investments.

Loss on Debt Extinguishment

In June 2021, we refinanced the 2020 Term B Loan Facility by, among other things, lowering the interest rate on the debt. Certain lenders of the original loan syndication did not participate in the refinancing. Accordingly, we accounted for the refinancing event for these lenders as a debt extinguishment and recorded, in 2021, a loss on debt extinguishment of $8.0 million related to the write-off of unamortized debt discount and issuance costs for the portions of the 2020 Term B Loan Facility considered to be extinguished.

In June 2020, in connection with the Mergers we refinanced the indebtedness of the combined companies by entering into the 2020 Term B Loan Facility, and consequently recognized a loss of $8.3 million on early debt extinguishment on the legacy debt of TiVo in 2020.

Provision for (benefit from) Income Taxes

For the year ended December 31, 2021, we recorded an income tax provision of $28.4 million on a pretax loss of $30.5 million, which resulted in an effective tax rate of (92.9)%. The income tax expense of $28.4 million was primarily related to foreign withholding taxes, unrealized foreign exchange loss from prior year South Korea refund claims, tax on profitable foreign subsidiary earnings, state income taxes and BEAT, partially offset by releases of unrecognized tax benefits. The negative tax rate is the result of a tax expense recorded against a pre-tax loss.

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

The year-over-year increase in income tax expense is largely attributable to the inclusion of twelve months of TiVo activity in the current year and to further declines in the dollar value of the South Korea refund claim.

During the fourth quarter of 2019, we filed a refund claim for foreign taxes previously withheld from licensees in South Korea based on court rulings in South Korea and other business factors. These previously-withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of the 2019 refund claim and planned refund claims for 2020 and 2021, we recorded a total of $118.1 million and $123.0 million as a noncurrent income tax receivable at December 31, 2021 and 2020, respectively, $63.1 million and $62.3 million as a noncurrent income tax payable at December 31, 2021 and 2020, respectively, and $40.6 million and $36.7 million as a reduction in deferred tax assets at December 31, 2021 and 2020, respectively. Although the refund claim is subject to judicial review, we anticipate we will receive refunds in the amount recorded in the receivable.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that it was not more-likely-than-not that we would realize our federal, certain state and certain foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset reversing deferred tax liabilities as of December 31, 2021. We intend to continue maintaining a full valuation allowance on our federal deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the federal valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain federal deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change based on the factors present when reevaluating both positive and negative evidence.

Segment Operating Results

We operate in two reportable segments: (1) IP Licensing and (2) Product. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

Our Chief Executive Officer has been determined to be the Chief Operating Decision Maker (“CODM”) in accordance with the authoritative guidance on segment reporting.

In our IP Licensing segment, we primarily license our innovations to leading companies in the broader entertainment industry, and those developing new technologies that will help drive this industry forward. Licensing arrangements include access to one or more of our foundational patent portfolios and may also include access to some of our industry-leading technologies and proven know-how. In our Product segment, we derive the majority of the revenue from licensing our technology to customers primarily through Technology License arrangements and Technology Solutions arrangements. For Technology License arrangements, the customer obtains rights to the technology delivered at the commencement of the agreement. For Technology Solutions arrangements, the customer receives access to a platform, media or data that includes frequent updates, where access to such updates is critical to the functionality of the technology.

We do not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth our segment revenue, operating expenses and operating income (loss) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020 (2)	2019
Revenue:
IP Licensing segment	$391,212	$515,919	$81,943
Product segment	486,484	376,101	198,124
Total revenue	877,696	892,020	280,067
Operating expenses:
IP Licensing segment	142,790	113,363	44,542
Product segment	449,350	351,913	186,562
Unallocated operating expenses (1)	271,744	249,117	117,671
Total operating expenses	863,884	714,393	348,775
Operating income (loss):
IP Licensing segment	248,422	402,556	37,401
Product segment	37,134	24,188	11,562
Unallocated operating expenses (1)	(271,744)	(249,117)	(117,671)
Total operating income (loss)	$13,812	$177,627	$(68,708)

(1) Unallocated operating expenses consist primarily of selling, marketing, general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of our business segments.

(2) Includes seven months of financial results of TiVo following the Mergers.

For year ended December 31, 2021, the unallocated operating expenses were $271.7 million compared to $249.1 million for the year ended December 31, 2020. The increase of $22.6 million was due primarily to the inclusion of a full year of post-merger TiVo expenses, partially offset by decreases in merger-related transaction costs, severance and retention, and provision for credit losses in 2021.

The revenue and operating income (loss) amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. Of our $851.1 million in goodwill at December 31, 2021, approximately $527.8 million was allocated to our Product segment and approximately $323.3 million was allocated to our IP Licensing segment.

IP Licensing Segment

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue	$391,212	$515,919	$81,943
Operating expenses:
Cost of revenue	1,131	462	—
Research, development and other related costs	37,328	35,129	27,807
Litigation	5,271	17,891	3,471
Depreciation	970	1,288	1,393
Amortization	98,090	58,593	11,871
Total operating expenses (1)	142,790	113,363	44,542
Total operating income	$248,422	$402,556	$37,401

(1) Excludes operating expenses which are not allocated on a segment basis.

The decrease in revenue in 2021, as compared to 2020, was primarily attributable to past royalty revenue from Comcast recorded in the fourth quarter of 2020 as discussed in “Results of Operations,” and secondarily a decline in revenue from the Semiconductor IP licensing business, partially offset by the inclusion of a full year of post-merger IP Licensing revenue from TiVo in 2021.

The increase in operating expenses in 2021, as compared to 2020, was primarily due to the inclusion of a full year of post-merger TiVo IP Licensing expenses, partially offset by a decrease in litigation expenses in 2021.

We expect that litigation expense will continue to be a material portion of our operating expenses and may fluctuate between periods because of planned or ongoing litigation, as described in Part I, Item 3 – Legal Proceedings, and because of litigation planned for or initiated from time to time in the future in order to enforce and protect our intellectual property and contract rights.

Operating income for the years ended December 31, 2021 and 2020 was $248.4 million and $402.6 million, respectively, which represented a decrease of $154.2 million, for the reasons stated above.

Product Segment

	Years Ended December 31,
	2021	2020	2019
	(in thousands)
Revenue	$486,484	$376,101	$198,124
Operating expenses:
Cost of revenue	125,627	77,895	8,461
Research, development and other related costs	194,869	160,025	83,043
Litigation	6,371	2,864	1,656
Depreciation	17,172	12,896	5,328
Amortization	105,311	98,233	88,074
Total operating expenses (1)	449,350	351,913	186,562
Total operating income	$37,134	$24,188	$11,562

(1) Excludes operating expenses which are not allocated on a segment basis.

The increase in revenue in 2021, as compared to 2020, was primarily attributable to the inclusion of a full year of post-merger Product revenue from TiVo. This increase was partially offset by a decrease in Consumer Electronics revenue driven largely by supply chain constraints that impacted our customers’ shipment volumes in 2021, and from entering into minimum guarantee customer contracts of shorter duration in 2021 as compared to 2020.

The increase in operating expenses in 2021, as compared to 2020, was primarily attributable to the inclusion of a full year of post-merger TiVo Product expenses, and costs of headcount added in connection with the acquisition of certain MobiTV assets in May 2021, partially offset by a decrease in personnel-related costs resulting from cost synergies implemented subsequent to the Mergers.

Operating income for the years ended December 31, 2021 and 2020 was $37.1 million and $24.2 million, respectively, which represented an increase of $12.9 million, for the reasons stated above.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the years ended December 31, 2021, 2020 and 2019:

	December 31,
(in thousands, except for percentages)	2021	2020	2019
Cash and cash equivalents	$201,121	$170,188	$74,551
Short-term investments	60,534	86,947	46,926
Total cash, cash equivalents and short-term investments	$261,655	$257,135	$121,477
Percentage of total assets	11%	10%	12%

	Years Ended December 31,
	2021	2020	2019
Net cash from operating activities	$234,789	$427,603	$169,253
Net cash from investing activities	$(6,206)	$17,840	$(19,143)
Net cash from financing activities	$(196,245)	$(351,136)	$(189,184)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments. Cash, cash equivalents and short-term investments were $261.7 million at December 31, 2021, an increase of $4.6 million from $257.1 million at December 31, 2020. This increase resulted primarily from $234.8 million in cash generated from operations and $13.8 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans, which was partially offset by $21.0 million in dividends paid, $100.8 million in repurchases of common stock, $84.0 million in repayment of long-term debt, $17.4 million in cash used to acquire certain assets and liabilities of MobiTV, Inc. (the “MobiTV Acquisition”), $14.0 million of capital expenditures and $4.3 million in net debt refinancing costs. Cash and cash equivalents totaled $201.1 million at December 31, 2021, an increase of $30.9 million from $170.2 million at December 31, 2020.

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

Our material cash requirements include the following contractual and other obligations.

Debt

As of December 31, 2021, we had outstanding long-term debt in an aggregate principal amount of $789.8 million, with $40.5 million payable within 12 months. Future interest payments associated with the debt, based on current interest rates, total $153.6 million, with $27.8 million payable within 12 months. The interest payments may vary with changes in interest rates.  Refer to “Note 11 – Debt” of the Notes to Consolidated Financial Statements for additional information on debt obligations and maturities.

Leases

We have lease arrangements for office and research facilities, data centers and office equipment. As of December 31, 2021, fixed lease payment obligations amounted to $79.7 million, with $19.7 million payable within 12 months. Refer to “Note 8 – Leases” of the Notes to Consolidated Financial Statements for additional information on lease obligations and maturities.

Inventory Purchase Commitments

We use contract manufacturers to provide manufacturing services for our products. As of December 31, 2021, we had total purchase commitments for inventory of $15.4 million, all of which is payable within 12 months.

Other Purchase Obligations

Our other purchase obligations primarily consist of noncancelable obligations related to advertising, engineering services and internet and telecommunications services. As of December 31, 2021, we had purchase obligations of $122.7 million, with $33.4 million payable within 12 months. These purchase obligations represent commitments under enforceable and legally binding agreements, and do not represent the entire anticipated purchases in the future. Refer to “Note 16 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Income Tax Payable

As of December 31, 2021, we had accrued $91.6 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which includes $2.8 million of accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. If we are successful in receiving our South Korean withholding tax refunds of $118.1 million, including interest and foreign exchange gain, then $63.1 million of unrecognized tax benefit would be payable to the U.S. tax authorities.

In addition to the cash requirements outlined above, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan.

Quarterly Dividends

In 2021, we paid quarterly dividends of $0.05 per share in each of March, June, September and December. In 2020, we paid quarterly dividends of $0.20 per share in each of March and May and quarterly dividends of $0.05 per share in each of September and December. Our capacity to pay dividends in the future depends on many factors, including our financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board of Directors considers relevant.

Stock Repurchase Plan

Following the closing of the Mergers, on June 12, 2020, our Board of Directors terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”) providing for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through December 31, 2021, we have repurchased an aggregate of approximately 9.0 million shares of common stock at a total cost of $155.0 million at an average price of $17.29. During the year ended December 31, 2021, our repurchases totaled $84.9 million. As of December 31, 2021, the total remaining amount available for repurchase under the Plan was $95.0 million. We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. In addition, as we plan for the separation of our Product business and IP Licensing business we may reduce or suspend share repurchases as we plan for the capital needs of two independent businesses. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

From 2019 through 2021, we generated approximately $831.6 million of cash flows from operating activities. While we expect to continue to generate cash flows from operating activities in 2022, the COVID-19 pandemic continues to present uncertainties as to the level of such cash flows as compared to prior years. Additionally, transaction costs relating to the planned separation of our two business segments are expected to impact operating cash flow for at least the next 9 months. We have taken actions to manage cash flows by reducing discretionary spending and other variable costs, and closely monitoring receivables and payables.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash, cash equivalents and investments currently available, will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve (12) months and thereafter for the foreseeable future. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses, or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and may include covenants that would restrict our operations.

Cash Flows from Operating Activities

Cash flows provided by operations were $234.8 million for the year ended December 31, 2021, primarily due to our net loss of $58.9 million being adjusted for non-cash items of depreciation of $23.8 million, amortization of intangible assets of $203.4 million, stock-based compensation expense of $58.2 million, and a loss on debt extinguishment of $8.0 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $6.2 million for the year ended December 31, 2021, primarily related to purchases of short-term investments of $67.3 million, cash used in the MobiTV Acquisition of $17.4 million and capital expenditures of $14.0 million, partially offset by maturities and sales of securities of $92.7 million.

Net cash provided by investing activities was $17.8 million for the year ended December 31, 2020, primarily related to net cash acquired in the Mergers of $117.4 million and maturities and sales of securities of $35.9 million, partially offset by purchases of short-term investments of $77.2 million, purchases of intangible assets of $50.9 million and capital expenditures of $7.4 million.

Capital Expenditures

Our capital expenditures for property, plant, and equipment consist primarily of purchases of computer hardware and software, information systems, production and test equipment. During the years ended December 31, 2021 and 2020, we spent $14.0 million and $7.4 million on capital expenditures, respectively, and we expect capital expenditures in 2022 to be between $20.0 million to $25.0 million. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $196.2 million for the year ended December 31, 2021 principally due to $84.0 million in repayment of indebtedness, $4.3 million in net debt refinancing costs, $21.0 million in dividends paid, and $100.8 million in repurchases of common stock, partially offset by $13.8 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

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

Long-term Debt

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

At December 31, 2021, $789.8 million was outstanding under the Refinanced Term B Loans with an interest rate, including amortization of debt discount and issuance costs, of 4.2%. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $40.5 million in each year from 2022 through 2027, with the remaining principal balance of $546.8 million due in 2028. We are obligated to pay a portion of excess cash flow on an annual basis beginning in March 2023 based on certain leverage ratios and our excess cash flow generated for the immediately preceding calendar year. The Refinanced Term B Loans contain customary covenants, and as of December 31, 2021, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, business combinations, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and others. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

We believe the following accounting policies and estimates are most critical to understanding our consolidated financial statements. See “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Revenue” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.

Revenue recognition

We derive the majority of our revenue from the licensing of our technologies and intellectual property (“IP”) rights to customers. Generally, revenue is recognized upon transfer of control of promised products, services or technologies and IP rights to customers in an amount that reflects the consideration that we expect to receive in exchange for those products, services or licensing of the technologies and IP rights. The primary judgments include estimating licensees’ quarterly royalties prior to receiving the royalty reports, estimating variable consideration, identifying the performance obligations in the contract, determining stand-alone selling price and the transaction price, and allocating consideration in an arrangement with multiple performance obligations.

We generally recognize royalty revenue from per-unit or per-subscriber licenses based on units shipped or manufactured. Revenue is recognized in the period in which the customer’s sales or production are estimated to have occurred. This may result in an adjustment to revenue when actual sales or production are subsequently reported by the customer, generally in the month or quarter following sales or production. Estimating customers’ quarterly royalties prior to receiving the royalty reports requires us to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate quantities shipped or manufactured by customers, which could have a material impact on the amount of revenue we report on a quarterly basis.

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

Business combinations

The fair value valuation of assets acquired and liabilities assumed in a business combination under ASC 805 requires management to make significant estimates and assumptions. Critical estimates in determining the fair value of certain intangible assets include, but are not limited to: future expected cash flows from customer contracts, customer lists, and acquired developed technologies and patents; competitive trends and market comparables; brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in our product portfolio; and discount rates. For additional information, refer to “Note 9 – Business Combinations” of the Notes to Consolidated Financial Statements.

Valuation of goodwill and intangible assets

We perform an annual review of the valuation of goodwill as of the beginning of the fourth quarter, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our reporting units and assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management estimates and judgment. Should conditions be different from management’s last assessment, significant impairments of goodwill may be required, which would adversely affect our operating results.

As part of the annual goodwill impairment test, we elected to proceed with a quantitative goodwill impairment test as of October 1, 2021. Based on the quantitative assessment, we concluded that the fair value of the reporting units exceeded the carrying amount for both the Product and IP Licensing reporting units with the fair value calculated as approximately 25% and 200% in excess of the respective carrying value for each of the Product and IP Licensing reporting units. In performing the quantitative impairment test for goodwill, the fair value of the reporting unit is compared to its carrying amount. We determine the fair value of a reporting unit using weighted results derived from an income approach and market approaches. Under the income approach, the fair value of a reporting unit is estimated based on the present value of future cash flows and considers projected revenue growth rates, future operating margins, income tax rates and economic and market conditions, as well as risk-adjusted discount rates. Under the market approaches, the fair value of a reporting unit is estimated based on the market comparable method, which estimates the fair value based on revenue multiples from comparable companies in similar lines of business, and the market transaction method, which estimates the fair value of the reporting unit by utilizing comparable transactions and transaction multiples.

Identified finite-lived intangible assets consist of acquired patents, existing technology, customer relationships, trademarks and trade names, non-compete agreements resulting from business combinations, and acquired patents under asset purchase agreements. Our identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 10 years. We make judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, we assess recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, we would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

Identified indefinite-lived intangible assets include TiVo trademarks and tradenames resulting from business combinations. We evaluate the carrying value of indefinite-lived intangible assets on an annual basis, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

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

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the year ended December 31, 2021, we recognized $0.3 million of interest and penalties, and for the years ended December 31, 2020, and 2019, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See “Note 15 - Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

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

Interest Rate Risk

As of December 31, 2021, we had $789.8 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At December 31, 2021, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $7.9 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable debt securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit, are classified as available-for-sale securities with fair values of $60.5 million and $86.9 million as of December 31, 2021 and 2020, respectively. Unrealized losses, net of tax, on these investments were approximately $0.1 million and $0.1 million as of December 31, 2021 and 2020, respectively. We did not hold any derivatives, derivative commodity instruments or other similar financial instruments in our portfolio as of December 31, 2021.

Bank Liquidity Risk

As of December 31, 2021, we have approximately $159.3 million of cash in operating accounts that are held with both domestic and international financial institutions, the majority held with domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the government of the jurisdiction where such cash is held. We have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

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

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2021, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was immaterial to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Our consolidated balance sheets as of December 31, 2021 and 2020, and the related consolidated statements of operations, equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2021 are set forth in this Annual Report at Item 15(a)(1).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021 that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Xperi Holding Corporation, including our consolidated subsidiaries, required to be disclosed in our reports that are filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and (ii) is accumulated and communicated to Xperi Holding Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Xperi Holding Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, utilizing the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment by Xperi Holding Corporation’s management, we determined that Xperi Holding Corporation’s internal control over financial reporting was effective as of December 31, 2021. The effectiveness of Xperi Holding Corporation’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report on Form 10-K.

Remediation of Previously Disclosed Material Weaknesses

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, management concluded that material weaknesses existed in the Company's internal control over financial reporting as it did not design and maintain effective controls related to the review of cash flow forecasts used in the valuation of intangible assets acquired in a business combination and the goodwill impairment analyses. Specifically, the control activities related to the review of the inputs and assumptions used in the development of cash flow forecasts used in the valuation of intangible assets acquired in a business combination and the goodwill impairment analyses were not designed at an appropriate level of precision to prevent or detect a material misstatement.

Since identifying the material weaknesses, management has implemented its plan to remediate these control deficiencies, including updating the Company’s design, documentation and implementation of certain internal controls to address the previously identified control deficiencies. Management has completed its documentation, testing and evaluation of the updated internal controls and determined that, as of December 31, 2021, these controls have been appropriately designed and implemented, and have operated effectively for a sufficient period of time to conclude that the previously identified material weaknesses have been remediated.

Changes in Internal Control over Financial Reporting

During the quarterly period ended December 31, 2021, we completed the design and implementation of certain control activities related to the review of the inputs and assumptions in our cash flow forecasts. As such, there were changes to our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the quarterly period ended December 31, 2021, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and our Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of internal control will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of the controls must be considered relative to their costs. While our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of their effectiveness, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors” and “Delinquent Section 16(a) Reports” that will be contained in the Proxy Statement for our 2022 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference from the information under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm” that will be contained in the Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

Page Number

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Statements of Operations	F-4

Consolidated Statements of Comprehensive Income (loss)	F-5

Consolidated Balance Sheets	F-6

Consolidated Statements of Cash Flows	F-7

Consolidated Statements of Equity	F-8

Notes to Consolidated Financial Statements	F-9

(2) Financial Statement Schedule

Valuation and Qualifying Accounts

(3) Exhibits

The exhibits listed on the Exhibit Index preceding the signature page to this Annual Report are filed as part of this Annual Report.

Auditor Firm Id: 238Auditor Name: PricewaterhouseCoopers LLPAuditor Location: San Jose, California, USA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Xperi Holding Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Xperi Holding Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15 (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Allocation of Transaction Price in Fixed-Fee Media IP Licensing Arrangements

As described in Note 4 to the consolidated financial statements, at times, the Company enters into long-term fixed- fee media IP license agreements in which a licensee is released from past patent infringement claims or is granted a license to ship an unlimited number of units or for an unlimited number of subscribers over a future period for a fixed fee. In these arrangements, management allocates the transaction price between the release for past patent infringement claims and the future license which requires significant management judgment. Revenue from the initial contract recognition of fixed-fee media IP licensing arrangements is a significant component of the total IP segment revenue of $391.2 million for the year ended December 31, 2021. In determining the stand-alone selling price of the release for past patent infringement claims and the future license, management considers such factors as the number of units shipped in the past or the number of past subscribers and the relevant geographies of the shipped units or subscribers, the future number of subscribers or units, as well as the licensing rate the Company generally receives for per subscriber or units shipped in the same geographies.

The principal considerations for our determination that performing procedures relating to revenue recognition – allocation of transaction price in fixed-fee media IP licensing arrangements is a critical audit matter are the significant judgment by management in (i) estimating the stand-alone selling price for certain performance obligations and (ii) allocating the transaction price on a relative stand-alone selling price basis to those individual performance obligations; this in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating management’s estimates of the stand-alone selling price and the allocation of transaction price to the individual performance obligations.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to fixed-fee media IP licensing revenue recognition, including controls over the estimated stand-alone selling price and the allocation of transaction price to the individual performance obligations. These procedures also included, among others, for a sample of contracts, (i) reading executed contracts to understand the terms and conditions, (ii) evaluating management’s identification of the individual performance obligations, (iii) evaluating and testing the reasonableness of the factors used in management’s estimation of stand-alone selling price, and (iv) testing management’s determination of the transaction price and the allocation of the transaction price to the individual performance obligations based on the relative stand-alone selling price. Testing the estimation of the standalone selling price involved testing the completeness and accuracy of the data utilized by management.

Goodwill Impairment Assessment - Product Reporting Unit

As described in Note 10 to the consolidated financial statements, the Company’s consolidated goodwill balance was $851.1 million as of December 31, 2021, and the goodwill associated with the Product reporting unit was $527.8 million. Goodwill is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. As part of its annual goodwill impairment test, the Company elected to proceed with a quantitative impairment test as of October 1, 2021. Based on the quantitative assessment, the Company concluded that the fair value of the Product reporting unit exceeded the carrying amount and no goodwill impairment charges were recognized. The Company first determines the fair value of a reporting unit using weighted results derived from income and market approaches, which requires significant management estimates and judgments. The fair value using an income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as revenue growth rates associated with certain revenue streams, forecasted R&D expenses, the discount rate, and other assumptions. Market approaches used by management include the market comparable method, which estimates the fair value based on revenue multiples from comparable companies in similar lines of business, and the market transaction method, which estimates the fair value by utilizing comparable transactions and transaction multiples.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Product reporting unit is a critical audit matter are the significant judgment by management when determining the fair value of the reporting unit, which in turn led to significant auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions related to the revenue growth rates associated with certain revenue streams, forecasted R&D expenses, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge. As previously disclosed by management, a material weakness existed during the year related to this matter specific to the precision of the design of controls relating to the review of the inputs and assumptions used in the development of the cash flow forecasts used to estimate the fair value of the reporting unit in performing the goodwill impairment analysis.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment of the Product reporting unit, including controls over the valuation of the reporting unit. These procedures also included, among others, (i) testing management’s process for determining the fair value of the Product reporting unit, (ii) evaluating the appropriateness of the valuation approaches, (iii) testing the completeness and accuracy of underlying data used in the estimate, and (iv) evaluating the significant assumptions related to the revenue growth rates associated with certain revenue streams, forecasted R&D expenses, and the discount rate. Evaluating management’s significant assumptions related to the revenue growth rates associated with certain revenue streams and forecasted R&D expenses involved evaluating whether the assumptions used by management were reasonable considering (i) current and past performance of the reporting unit, (ii) consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the valuation approaches used in estimating the fair value of the reporting unit and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 24, 2022

We have served as the Company’s auditor since 1999.

XPERI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2021	2020	2019
Revenue	$877,696	$892,020	$280,067
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	126,758	78,357	8,460
Research, development and other related costs	232,197	195,154	110,850
Selling, general and administrative	266,085	245,356	117,671
Depreciation expense	23,801	17,918	6,721
Amortization expense	203,401	156,826	99,946
Litigation expense	11,642	20,782	5,127
Total operating expenses	863,884	714,393	348,775
Operating income (loss)	13,812	177,627	(68,708)
Interest expense	(38,973)	(37,873)	(23,377)
Other income and expense, net	2,638	4,455	9,028
Loss on debt extinguishment	(8,012)	(8,300)	—
Income (loss) before taxes	(30,535)	135,909	(83,057)
Provision for (benefit from) income taxes	28,378	(7,887)	(19,024)
Net income (loss)	(58,913)	143,796	(64,033)
Less: Net loss attributable to noncontrolling interest	(3,456)	(2,966)	(1,503)
Net income (loss) attributable to the Company	$(55,457)	$146,762	$(62,530)
Income (loss) per share attributable to the Company:
Basic	$(0.53)	$1.77	$(1.27)
Diluted	$(0.53)	$1.75	$(1.27)

Weighted average number of shares used in per share calculations-basic	104,735	82,840	49,120
Weighted average number of shares used in per share calculations-diluted	104,735	83,856	49,120

The accompanying notes are an integral part of these consolidated financial statements.

XPERI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Net income (loss)	$(58,913)	$143,796	$(64,033)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(1,975)	1,345	—
Net unrealized losses on available-for-sale debt securities	(41)	(28)	275
Other comprehensive income (loss), net of tax	(2,016)	1,317	275
Comprehensive income (loss)	(60,929)	145,113	(63,758)
Less: Comprehensive loss attributable to noncontrolling interest	(3,456)	(2,966)	(1,503)
Comprehensive income (loss) attributable to the Company	$(57,473)	$148,079	$(62,255)

The accompanying notes are an integral part of these consolidated financial statements.

XPERI HOLDING CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$201,121	$170,188
Available-for-sale debt securities	60,534	86,947
Accounts receivable, net of allowance for credit losses of $3,102 and $7,336, respectively	143,683	115,975
Unbilled contracts receivable, net	77,677	132,431
Other current assets	36,459	40,763
Total current assets	519,474	546,304
Long-term unbilled contracts receivable	4,107	6,761
Property and equipment, net	60,974	63,207
Operating lease right-of-use assets	68,498	80,226
Intangible assets, net	817,916	1,004,379
Goodwill	851,088	847,029
Other long-term assets	147,965	153,270
Total assets	$2,470,022	$2,701,176
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,811	$13,045
Accrued legal fees	7,190	5,783
Accrued liabilities	103,515	129,035
Current portion of long-term debt	36,095	43,689
Deferred revenue	35,136	33,119
Total current liabilities	189,747	224,671
Deferred revenue, less current portion	37,107	39,775
Long-term deferred tax liabilities	19,848	24,754
Long-term debt, net	729,392	795,661
Noncurrent operating lease liabilities	54,658	66,243
Other long-term liabilities	98,842	98,953
Total liabilities	1,129,594	1,250,057
Commitments and contingencies (Note 16)
Company stockholders’ equity:
Preferred stock: $0.001 par value; authorized (2021: 15,000 shares; 2020: 15,000 shares) and no shares issued and outstanding	—	—
Common stock: $0.001 par value; (2021: authorized 350,000 shares, issued 113,460 shares, outstanding 103,260 shares; 2020: authorized 350,000 shares, issued 110,182 shares, outstanding 104,775 shares)	113	110
Additional paid-in capital	1,340,480	1,268,471
Treasury stock at cost (2021: 10,200 shares; 2020: 5,407 shares)	(178,022)	(77,218)
Accumulated other comprehensive income (loss)	(752)	1,264
Retained earnings	187,814	264,250
Total Company stockholders’ equity	1,349,633	1,456,877
Noncontrolling interest	(9,205)	(5,758)
Total equity	1,340,428	1,451,119
Total liabilities and equity	$2,470,022	$2,701,176

The accompanying notes are an integral part of these consolidated financial statements.

XPERI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(58,913)	$143,796	$(64,033)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment	23,801	17,918	6,721
Amortization of intangible assets	203,401	156,826	99,946
Stock-based compensation expense	58,182	39,135	31,554
Deferred income tax	(978)	(34,670)	(38,611)
Loss on debt extinguishment	8,012	8,300	—
Patent assets received in lieu of cash	(8,787)	—	—
Other	5,488	19,500	2,654
Changes in operating assets and liabilities:
Accounts receivable	(27,615)	7,091	6,191
Unbilled contracts receivable, net	58,496	76,262	130,359
Other assets	7,497	(41,948)	3,675
Accounts payable	(5,234)	(4,863)	1,886
Accrued and other liabilities	(27,910)	21,692	(8,679)
Deferred revenue	(651)	18,564	(2,410)
Net cash from operating activities	234,789	427,603	169,253
Cash flows from investing activities:
Purchases of property and equipment	(13,950)	(7,379)	(8,813)
Proceeds from sale of property and equipment	19	—	55
Net cash received (paid) for mergers and acquisitions	(17,400)	117,424	—
Purchases of short-term investments	(67,343)	(77,178)	(40,008)
Proceeds from sales of short-term investments	49,768	11,225	6,833
Proceeds from maturities of short-term investments	42,886	24,683	27,290
Purchases of intangible assets	(186)	(50,935)	(4,500)
Net cash from investing activities	(6,206)	17,840	(19,143)
Cash flows from financing activities:
Repayment of debt	(84,048)	(520,250)	(150,000)
Repayment of assumed debt from merger transaction	—	(734,609)	—
Proceeds from debt, net	—	1,010,286	—
Debt refinancing costs	(4,253)	—	—
Contingent consideration payments after acquisition	—	—	(1,200)
Dividends paid	(20,979)	(30,829)	(39,502)
Proceeds from employee stock purchase program and exercise of stock options	13,839	4,855	6,024
Repurchases of common stock	(100,804)	(80,589)	(4,506)
Net cash from financing activities	(196,245)	(351,136)	(189,184)
Effect of exchange rate changes on cash and cash equivalents	(1,405)	1,330	—
Net increase (decrease) in cash and cash equivalents	30,933	95,637	(39,074)
Cash and cash equivalents at beginning of period	170,188	74,551	113,625
Cash and cash equivalents at end of period	$201,121	$170,188	$74,551

Supplemental disclosure of cash flow information:
Interest paid	$32,363	$31,240	$20,891
Income taxes paid, net of refunds	$30,865	$43,066	$15,001
Stock issued in merger transaction	$—	$828,334	$—

The accompanying notes are an integral part of these consolidated financial statements.

XPERI HOLDING CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Total Company Stockholders' Equity
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at December 31, 2018	48,408	$62	$730,695	13,804	$(364,195)	$(328)	$253,208	$(1,295)	$618,147
Issuance of subsidiary shares to noncontrolling interest	—	—	13	—	—	—	—	(13)	—
Net loss	—	—	—	—	—	—	(62,530)	(1,503)	(64,033)
Other comprehensive income, net of tax	—	—	—	—	—	275	—	—	275
Other	—	—	—	—	—	—	(2,859)	—	(2,859)
Cash dividends paid on common stock ($0.80 per share)	—	—	—	—	—	—	(39,502)	—	(39,502)
Issuance of common stock in connection with exercise of stock options	42	—	694	—	—	—	—	—	694
Issuance of common stock in connection with employee stock purchase plan	386	1	5,328	—	—	—	—	—	5,329
Issuance of restricted stock, net of shares canceled	982	1	—	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(198)	—	—	198	(4,506)	—	—	—	(4,506)
Stock-based compensation expense	—	—	31,554	—	—	—	—	—	31,554
Balance at December 31, 2019	49,620	$64	$768,284	14,002	$(368,701)	$(53)	$148,317	$(2,811)	$545,100
Issuance of subsidiary shares to noncontrolling interest	—	—	(19)	—	—	—	—	19	—
Net income (loss)	—	—	—	—	—	—	146,762	(2,966)	143,796
Other comprehensive income, net of tax	—	—	—	—	—	1,317	—	—	1,317
Cash dividends paid on common stock ($0.50 per share)	—	—	—	—	—	—	(30,829)	—	(30,829)
Issuance of common stock in connection with exercise of stock options	7	—	89	—	—	—	—	—	89
Issuance of common stock in connection with employee stock purchase plan	355	—	4,764	—	—	—	—	—	4,764
Issuance of restricted stock, net of shares canceled	2,083	2	—	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(671)	—	—	671	(10,508)	—	—	—	(10,508)
Repurchases of common stock	(4,919)	—	—	4,919	(70,081)	—	—	—	(70,081)
Common stock issued in merger transaction	58,300	58	828,276	—	—	—	—	—	828,334
Retirement of treasury stock	—	(14)	(372,058)	(14,185)	372,072	—	—	—	—
Stock-based compensation expense	—	—	39,135	—	—	—	—	—	39,135
Balance at December 31, 2020	104,775	$110	$1,268,471	5,407	$(77,218)	$1,264	$264,250	$(5,758)	$1,451,119
Issuance of subsidiary shares to noncontrolling interest	—	—	(9)	—	—	—	—	9	—
Net loss	—	—	—	—	—	—	(55,457)	(3,456)	(58,913)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,016)	—	—	(2,016)
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(20,979)	—	(20,979)
Issuance of common stock in connection with exercise of stock options	39	—	779	—	—	—	—	—	779
Issuance of common stock in connection with employee stock purchase plan	1,236	1	13,057	—	—	—	—	—	13,058
Issuance of restricted stock, net of shares canceled	2,003	2	—	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(751)	—	—	751	(15,916)	—	—	—	(15,916)
Repurchases of common stock	(4,042)	—	—	4,042	(84,888)	—	—	—	(84,888)
Stock-based compensation expense	—	—	58,182	—	—	—	—	—	58,182
Balance at December 31, 2021	103,260	$113	$1,340,480	10,200	$(178,022)	$(752)	$187,814	$(9,205)	$1,340,428

The accompanying notes are an integral part of these consolidated financial statements.

XPERI HOLDING CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

On December 18, 2019, Xperi Corporation (“Xperi”) entered into an Agreement and Plan of Merger and Reorganization with TiVo Corporation (“TiVo”) to combine in an all-stock merger of equals transaction (the “Mergers”). Immediately following the consummation of the Mergers on June 1, 2020, (the “Merger Date”), Xperi Holding Corporation (the “Company”), a Delaware corporation founded in December 2019 under the name “XRAY-TWOLF HoldCo Corporation,” became the parent company of both Xperi and TiVo. The common stock of Xperi and TiVo were de-registered after completion of the Mergers. On June 2, 2020, Xperi Holding Corporation’s common stock, par value $0.001 per share, commenced trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “XPER.” See “Note 9 – Business Combinations” for a more detailed description of the Mergers.

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

Xperi Holding Corporation is a leading consumer and entertainment product/solutions licensing company and one of the industry’s largest intellectual property licensing platforms, with a diverse portfolio of media and semiconductor intellectual property and more than 11,000 patents and patent applications worldwide. The Company creates extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, the Company has created a unified ecosystem that reaches highly engaged consumers, uncovering significant new business opportunities, now and in the future. The Company’s technologies are integrated into billions of consumer devices, media platforms, and semiconductors worldwide, driving increased value for partners, customers and consumers.

The Company has two principal segments, an IP licensing segment and a product segment. The IP Licensing segment consists primarily of licensing the Company’s innovations to leading companies in the broader entertainment industry, and those developing new technologies that will help drive this industry forward. Licensing arrangements include access to one or more of the Company’s foundational patent portfolios and may also include access to some of its industry-leading technologies and proven know-how.

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

The Company is currently planning, subject to any required regulatory approvals, a separation of the Company’s product business and IP licensing business through a tax-efficient transaction, resulting in two independent, publicly traded companies. The Company continues to evaluate the optimal timing of the contemplated business separation and currently anticipates that such separation will be completed in the second half of 2022.

The consolidated financial statements include the accounts of Xperi Holding Corporation, its wholly owned subsidiaries, and a majority-owned subsidiary. In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of December 31, 2021, the Company owned approximately 81% of Perceive. The operating results of Perceive have been consolidated in the Company’s consolidated financial statements since the fourth quarter of 2018. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions are eliminated in consolidation.

The Company’s fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting.

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include the estimation of licensees’ quarterly royalties prior to receiving the royalty reports, the determination of stand-alone selling price and the transaction price in an arrangement with multiple performance obligations, the estimation of variable consideration, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits, and purchase accounting resulting from business combinations, among others. Actual results experienced by the Company may differ from management’s estimates.

The COVID-19 pandemic has resulted in a global slowdown of economic activity which has reduced demand for a broad variety of goods and services, while disrupting sales channels, marketing activities and supply chains. The Company’s business operations have been negatively impacted by the COVID-19 pandemic and related events, and the Company expects this disruption may continue to have a negative impact on its revenue and results of operations, especially in light of the spread of the highly transmissible Omicron variant. The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued or renewed imposition of protective public safety measures; the continuing disruption of the global supply chain affecting the Company’s industry; and the impact of the pandemic on the global economy and demand for consumer products.

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

Non-Marketable Equity Investments

Investments in entities over which the Company has the ability to exercise significant influence, but does not hold a controlling interest, are accounted for using the equity method. Under the equity method, the Company records its proportionate share of income or loss in other income and expense, net, in the Consolidated Statements of Operations. Investments in entities over which the Company does not have the ability to exercise significant influence and which do not have readily determinable fair values, are initially recognized at cost and remeasured through earnings when there is an observable transaction involving the same or similar investment of the same issuer, or due to an impairment (referred to as the “measurement alternative”). The fair value of non-marketable equity investments is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The Company monitors its non-marketable securities portfolio for potential impairment. When there is evidence that the expected fair value of the investment has declined to below the recorded cost, the impairment loss is recorded in other income and expense, net, in the Consolidated Statements of Operations.

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

At December 31, 2021, the Company had one customer representing 13% of aggregate trade receivables. At December 31, 2020, the Company had two customers representing 17% and 11% of aggregate trade receivables, respectively.

The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2021	2020	2019
Comcast Corporation	*	27%	*
SK hynix Inc.	*	*	17%
Intel Corporation	*	*	11%
*	denotes less than 10% of total revenue.

The Company outsources to third parties certain supply-chain activities related to inventory warehousing, order fulfillment, distribution and other direct sales logistics. The Company cannot be sure that these parties will perform their obligations as expected or that any revenue, cost savings or other benefits will be derived from the efforts of these parties. If any of these parties breaches or terminates their agreement with the Company or otherwise fails to perform their obligations in a timely manner, the Company may be delayed or prevented from commercializing its products and services.

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

When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. The Company utilizes commonly accepted valuation techniques, such as the income approach and the cost approach, as appropriate, in establishing the fair value of intangible assets. Typically, key assumptions include projections of cash flows that arise from identifiable intangible assets of acquired businesses as well as discount rates based on an analysis of the weighted average cost of capital, adjusted for specific risks associated with the assets.  See “Note 9 – Business Combinations” for additional detail.

Goodwill and Identified Intangible Assets

Goodwill. Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company reviews impairment of goodwill annually as of the beginning of the fourth quarter, or more frequently if events or circumstances indicate that the goodwill might be impaired. The Company first assesses qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If, after assessing the totality of events or circumstances, the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then the quantitative goodwill impairment test is unnecessary.

If, based on the qualitative assessment, it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company proceeds to perform the quantitative goodwill impairment test. The Company first determines the fair value of a reporting unit using weighted results derived from an income approach and market approaches, which requires significant management estimates and judgments. The fair value using an income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as revenue growth rates associated with certain revenue streams, forecasted R&D expense, discount rates, and other assumptions. Market approaches used by management include the market comparable method, which estimates the fair value based on revenue multiples from comparable companies in similar lines of business, and the market transaction method, which estimates the fair value of the reporting unit by utilizing comparable transactions and transaction multiples. The Company then compares the derived fair value of a reporting unit with its carrying amount. If the carrying value of a reporting unit exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit.

Identified intangible assets. Identified finite-lived intangible assets consist of acquired patents, existing technology, customer relationships, trademarks and trade names, non-compete agreements resulting from business combinations, and acquired patents under asset purchase agreements. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 10 years. The Company makes judgments about the recoverability of finite-lived intangible assets whenever facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances exist, the Company assesses recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

Identified indefinite-lived intangible assets include TiVo tradenames and trademarks resulting from business combinations. The Company evaluates the carrying value of indefinite-lived intangible assets on an annual basis or more frequently if events or circumstances indicate that the asset might be impaired, and an impairment charge would be recognized to the extent that the carrying amount of such assets exceeds their estimated fair value.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, accrued liabilities, and noncurrent operating lease liabilities in the Company’s consolidated balance sheets. The ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The Company’s lease terms may include options to extend or terminate the lease, and these terms are factored into the valuation of ROU assets and liabilities when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components from lease components and instead to account for each separate lease component and its associated non-lease components as a single lease component. For additional information regarding the Company's leases, refer to “Note 8 – Leases.”

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

Advertising Costs

Advertising costs are expensed as incurred and are presented within selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expenses for the years ended December 31, 2021, 2020 and 2019, were $8.9 million, $11.4 million and $5.0 million, respectively.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, "Leases" (Topic 842), which generally requires companies to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. On January 1, 2019, the Company adopted the new standard using the modified retrospective transition approach and elected the transition option, under which the Company initially applied the transition requirements to all leases that existed at December 31, 2018, with any residual effects of initially applying Topic 842 recognized as a cumulative effect adjustment to the opening balance of retained earnings on January 1, 2019.

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

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The purpose of the update is to reduce the complexity pertaining to certain areas in accounting for income taxes. Key amendments from ASU 2019-12 include, but are not limited to, the accounting for hybrid tax regimes, step-up in tax basis for goodwill in non-business combination transactions, intraperiod tax allocation exception to the incremental approach, and interim period accounting for enacted changes in tax law. The Company adopted the new standard prospectively on January 1, 2021. The adoption did not have an impact on the Company’s consolidated financial statements.

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

In October 2021, the FASB issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which amends the guidance in ASC 805 to require that an entity (acquirer) recognizes and measures contract assets and contract liabilities acquired in a business combination in accordance with Topic 606. As a result of the amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. ASU 2021-08 is effective for public business entities for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company expects the impact in future periods will be dependent on the contract assets and contract liabilities acquired in future business combinations.

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

Description of Revenue-Generating Activities

The Company operates in two business segments. In its IP Licensing segment, the Company licenses its innovations to leading companies in the broader entertainment industry, and those developing new technologies that will help drive this industry forward. Licensing arrangements include access to one or more of the Company’s foundational patent portfolios and may also include access to some of its industry-leading technologies and proven know-how. In its Product segment, the Company derives the majority of its revenue from licensing its technology to customers primarily through Technology License arrangements and Technology Solutions arrangements. For Technology License arrangements, the customer obtains rights to the technology delivered at the commencement of the agreement. For Technology Solutions arrangements, the customer receives access to a platform, media or data that includes frequent updates, where access to such updates is critical to the functionality of the technology.

IP License Arrangements

In its IP Licensing segment, the Company licenses (i) its media patent portfolios (“Media IP licensing”) to multichannel video programming distributors, over-the-top video service providers, consumer electronics manufacturers, social media, and other new media companies and (ii) its semiconductor technologies and associated patent portfolios (“Semiconductor IP licensing”) to memory, sensors, radio frequency (“RF”) component, and foundry companies. The Company licenses its IP portfolios under three revenue models: (i) fixed-fee Media IP licensing, (ii) fixed-fee or minimum guarantee Semiconductor IP licensing, and (iii) per-unit or per-subscriber IP royalty licenses.

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

At times, the Company enters into license agreements in which a licensee is released from past patent infringement claims or is granted a license to ship an unlimited number of units or for an unlimited number of subscribers over a future period for a fixed fee. In these arrangements, the Company allocates the transaction price between the release for past patent infringement claims and the future license which requires significant management judgment. In determining the stand-alone selling price of the release for past patent infringement claims and the future license, the Company considers such factors as the number of units shipped in the past or the number of past subscribers and the relevant geographies of the shipped units or subscribers, the future number of subscribers or units, as well as the licensing rate the Company generally receives for per-subscriber or units shipped in the same geographies. As the release from past patent infringement claims is generally satisfied at execution of the agreement, the transaction price allocated to the release from past patent infringement claims is generally recognized in the period the agreement is executed and the amount of transaction price allocated to the future license is recognized ratably over the future license term.

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

Revenue disaggregated by product category/end market was as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
IP Licensing revenue	$391,212	$515,919	$81,943
Pay-TV	262,929	164,841	—
Consumer Electronics	99,529	111,726	116,130
Connected Car	88,306	78,848	81,994
Media Platform	35,720	20,686	—
Total Product revenue	486,484	376,101	198,124
Total revenue	$877,696	$892,020	$280,067

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

Contract assets were recorded in the Consolidated Balance Sheets as follows (in thousands):

	December 31, 2021	December 31, 2020
Unbilled contracts receivable	$77,677	$132,431
Other current assets	1,150	1,208
Long-term unbilled contracts receivable	4,107	6,761
Other long-term assets	2,310	2,591
Total contract assets	$85,244	$142,991

Contract Liabilities

Contract liabilities are mainly comprised of deferred revenue related to technology solutions arrangements, multi-period licensing, and other offerings for which the Company is paid in advance while the promised good or service is transferred to the customer at a future date or over time. Deferred revenue also includes amounts received related to professional services to be performed in the future. Deferred revenue arises when cash payments are received, including amounts which are refundable, in advance of performance obligations being completed.

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

The following table presents the activity in the allowance for credit losses for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021			2020				2019
	Accounts Receivable		Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable		Accounts Receivable	Unbilled Contracts Receivable
Beginning balance	$7,336		$2,231	$566		$—		$779	$—
Provision for credit losses	2,243		(1,088)	7,418	(1)	2,231	(1)	(74)	—
Recoveries	(2,336)		—	—		—		—	—
Charged-off/other adjustments	(4,141)	(2)	(414)	(648)		—		(139)	—
Balance at end of period	$3,102		$729	$7,336		$2,231		$566	$—
(1)

The increase in provision for credit losses in 2020 was based on assessment of current conditions including the COVID-19 pandemic and anticipation of delayed or delinquent payments on existing accounts receivable as a result of the declining financial health and liquidity positions of certain of the Company’s customers, as well as U.S. restrictions on trade with certain Chinese customers, and certain late payments and collection related issues.

(2)

The charge-off of accounts receivable in 2021 was primarily related to a customer whose account had been substantially reserved for credit losses in 2020 due to its deteriorating financial condition and delinquent payment history.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Years Ended December 31,
	2021	2020		2019
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$28,338	$720		$3,130
Amounts included in deferred revenue acquired from the Mergers	$—	$20,271		$—
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements) (1)	$42,657	$296,031	(2)	$2,935
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

	December 31,
	2021	2020
Revenue from contracts with performance obligations expected to be satisfied in:
2021	—	152,008
2022	176,646	102,764
2023	153,746	91,636
2024	122,488	77,989
2025	110,703	76,028
2026	10,735	429
Thereafter	4,441	—
Total	$578,759	$500,854

NOTE 5 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid income taxes	$6,103	$4,654
Prepaid expenses	18,616	20,393
Inventory	5,101	9,819
Other	6,639	5,897
	$36,459	$40,763

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2021	2020
Equipment, furniture and other	$81,076	$61,573
Building and improvements	18,331	18,309
Land	5,300	5,300
Leasehold improvements	25,535	25,776
	130,242	110,958
Less: Accumulated depreciation and amortization	(69,268)	(47,751)
	$60,974	$63,207

Other long-term assets consisted of the following (in thousands):

	December 31,
	2021	2020
Long-term deferred tax assets	$3,758	$7,042
Non-current income tax receivable	118,085	122,993
Other assets	26,122	23,235
	$147,965	$153,270

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Employee compensation and benefits	$42,075	$55,449
Third-party royalties	4,428	5,906
Accrued expenses	30,899	24,809
Accrued severance	1,921	5,332
Current portion of operating lease liabilities	16,467	17,893
Other	7,725	19,646
	$103,515	$129,035

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Long-term income tax payable	$91,614	$94,397
Other	7,228	4,556
	$98,842	$98,953

Accumulated other comprehensive income (loss) consisted of the following (in thousands):

	December 31,
	2021	2020
Unrealized loss on available-for-sale debt securities, net of tax	$(122)	$(81)
Foreign currency translation adjustment, net of tax	(630)	1,345
	$(752)	$1,264

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

The following is a summary of marketable securities at December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$40,466	$—	$(53)	$—	$40,413
Commercial paper	49,609	—	(18)	—	49,591
Total debt securities	90,075	—	(71)	—	90,004
Money market funds	12,372	—	—	—	12,372
Total equity securities	12,372	—	—	—	12,372
Total marketable securities	$102,447	$—	$(71)	$—	$102,376
Reported in:
Cash and cash equivalents					$41,842
Available-for-sale debt securities					60,534
Total marketable securities					$102,376

	December 31, 2020
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$69,973	$29	$(42)	$—	$69,960
Commercial paper	15,991	—	(4)	—	15,987
Treasury and agency notes and bills	32,299	—	—	—	32,299
Total debt securities	118,263	29	(46)	—	118,246
Money market funds	3,849	—	—	—	3,849
Total equity securities	3,849	—	—	—	3,849
Total marketable securities	$122,112	$29	$(46)	$—	$122,095
Reported in:
Cash and cash equivalents					$35,148
Available-for-sale debt securities					86,947
Total marketable securities					$122,095

At December 31, 2021 and December 31, 2020, the Company had $261.7 million and $257.1 million, respectively, in cash, cash equivalents and short-term investments. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balance of $159.3 million and $135.0 million at December 31, 2021 and December 31, 2020, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not significant during the years ended December 31, 2021, 2020 and 2019.

Unrealized losses on AFS debt securities were $0.1 million and $0.1 million, net of tax, as of December 31, 2021 and December 31, 2020, respectively. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. In addition, the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the debt securities and it is more-likely-than-not that it will not be required to sell the investments before recovery of their amortized cost bases. The Company did not recognize a provision for credit loss expense related to its AFS debt securities for the years ended December 31, 2021 and 2020, respectively. No impairment charges were recorded on the AFS debt securities for the year ended December 31, 2019.

The following table summarizes the fair value and gross unrealized losses related to individual debt securities at December 31, 2021 and 2020, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

December 31, 2021	Less Than 12 Months		12 Months or More		Total		Fair Value
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Corporate bonds and notes	$29,807	$(45)	$10,382	$(8)	$40,189	$(53)	$—	$40,189
Commercial paper	48,091	(18)	—	—	48,091	(18)	29,470	18,621
Total	$77,898	$(63)	$10,382	$(8)	$88,280	$(71)	$29,470	$58,810

December 31, 2020	Less Than 12 Months		12 Months or More		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Corporate bonds and notes	$53,137	$(42)	$—	$—	$53,137	$(42)
Commercial paper	12,988	(4)	—	—	12,988	(4)
Total	$66,125	$(46)	$—	$—	$66,125	$(46)

The estimated fair value of marketable debt securities by contractual maturity at December 31, 2021 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$85,856
Due in one to two years	4,148
Due in two to three years	—
Total	$90,004

Non-marketable Equity Securities

Upon merging with TiVo on June 1, 2020, the Company assumed certain investments in non-marketable equity securities. As of December 31, 2021 and December 31, 2020, other long-term assets included equity securities accounted for under the equity method with a carrying amount of $4.8 million and $4.2 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $0.1 million and $0.1 million, respectively. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the years ended December 31, 2021 and 2020, respectively.

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2020 and December 31, 2021.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$12,372	$10,372	$2,000	$—
Corporate bonds and notes - debt securities (2)	40,413	—	40,413	—
Commercial paper - debt securities (3)	49,591	—	49,591	—
Total Assets	$102,376	$10,372	$92,004	$—

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2020 Term B Loan Facility (1)	$—	$—	$839,302	$842,579
Refinanced Term B Loans (1)	765,487	764,530	—	—
2021 Convertible Notes	—	—	48	48
Total long-term debt, net	$765,487	$764,530	$839,350	$842,627

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $24.3 million and $34.4 million as of December 31, 2021 and 2020, respectively. See “Note 11 – Debt” for additional information.

If reported at fair value in the Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

Non-Recurring Fair Value Measurements

The following table represents the activity in intangible assets that are measured at fair value on a non-recurring basis (in thousands):

Patent Assets
Balance at December 31, 2020	$—
Assets additions	—
Assets sold	—
Assets received (1)	8,787
Balance at December 31, 2021	$8,787
(1)

This amount represents the value of the patents that were acquired by the Company during the third quarter of 2021. The fair value of these assets was measured using both the market approach – estimating the value of the acquired assets by way of comparison with other comparable transactions, and the cost approach – estimating the value of the acquired assets based on the cost it would take for the Company to create a comparable set of assets through its own research and development (“R&D”) and patent prosecution efforts.

For purchase accounting related fair value measurements, see “Note 9 – Business Combinations.”

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

The Company leases office and research facilities, data centers and office equipment under operating leases which expire through 2029. The Company’s leases have remaining lease terms of one year to eight years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next 6 years or less. Leases with an initial term of 12 months or less are not recorded on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all data centers, office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

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

The components of operating lease costs were as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Fixed lease cost (1)	$22,489	$17,407	$6,876
Variable lease cost	5,455	3,648	1,095
Less: sublease income	(9,723)	(5,423)	—
Total operating lease cost	$18,221	$15,632	$7,971

(1) Includes short-term leases costs, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Years Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,845	$16,770	$6,183
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$6,131	$5,775	$5,612

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term (years):
Operating leases	4.4	5.1
Weighted-average discount rate:
Operating leases	5.0%	5.2%

Future minimum lease payments and related lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2022	$19,723	$(7,486)	$12,237
2023	18,635	(7,618)	11,017
2024	16,979	(7,610)	9,369
2025	15,091	(7,386)	7,705
2026	6,296	(935)	5,361
Thereafter	2,976	—	2,976
Total lease payments	79,700	(31,035)	48,665
Less: imputed interest	(8,575)	—	(8,575)
Present value of lease liabilities:	$71,125	$(31,035)	$40,090

Less: current obligations under leases (accrued liabilities)	16,467
Noncurrent operating lease liabilities	$54,658
(1)	Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 9 – BUSINESS COMBINATIONS

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

The following table sets forth the purchase price allocation reflective of measurement period adjustments ($ in thousands):

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

Transaction and Severance Costs

In connection with the Mergers, the Company incurred significant expenses such as transaction-related costs (e.g. bankers fees, legal fees, consultant fees, etc.), lease impairment charges due to facilities consolidation, severance and retention costs (including stock-based compensation expense resulting from the contractually-required acceleration of equity instruments for departing executives). Total transaction related costs and lease impairment charges were $29.4 million and $2.4 million, respectively, in 2020. No significant transaction related costs and lease impairment charges were incurred in 2021. In addition, post-merger severance and retention costs (including related stock-based compensation expense) amounted to $6.4 million and $14.3 million in 2021 and 2020, respectively.

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

MobiTV

On May 31, 2021, the Company completed its acquisition of certain assets and assumption of certain liabilities of MobiTV, Inc. (“MobiTV”, and the acquisition, the “MobiTV Acquisition”), a provider of application-based Pay-TV video delivery solutions. The acquisition expands the Company’s IPTV Managed Service capabilities, which is expected to grow the addressable market for the Company’s IPTV products and further secure TiVo’s position as a leading provider of Pay-TV solutions. The net purchase price for the MobiTV Acquisition was $17.4 million in cash.

Purchase Price Allocation

The MobiTV Acquisition has been accounted for as a business combination, using the acquisition method. The following table presents the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded to goodwill, all of which is expected to be deductible for tax purposes. The following table sets forth the final purchase price allocation with no measure period adjustments identified ($ in thousands):

	Estimated Useful Life (years)		Final Fair Value
Other current assets			$390
Property and equipment			9,223
Operating lease right-of-use assets			1,186
Identifiable intangible assets:
Patents	10	5,000
Technology	6	3,260
Total identifiable intangible assets			8,260
Goodwill			4,059
Other long-term assets			115
Accrued liabilities			(5,288)
Noncurrent operating lease liabilities			(545)
Total purchase price			$17,400

The results of operations and cash flows relating to the business acquired pursuant to the MobiTV Acquisition have been included in the Company’s consolidated financial statements for periods subsequent to May 31, 2021, and the related assets and liabilities were recorded at their estimated fair values in the Company’s Consolidated Balance Sheet as of May 31, 2021. For the year ended December 31, 2021, the acquired MobiTV business contributed $7.4 million in revenue and $4.4 million of operating loss to the operating results of the Company. The operations acquired in the MobiTV Acquisition are included in the Company’s Product segment.

Supplemental Pro Forma Information

The following unaudited pro forma financial information assumes the MobiTV Acquisition was completed as of January 1, 2020. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the MobiTV Acquisition had taken place on January 1, 2020, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if the acquired operations of MobiTV had been included in the Company's Consolidated Statements of Operations as of January 1, 2020 (unaudited, in thousands):

	Years Ended December 31,
	2021	2020
Revenue	$881,556	$899,181
Net income (loss) attributable to Xperi Holding Corporation	$(71,169)	$105,793

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

NOTE 10 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The changes to the carrying value of goodwill from January 1, 2020 through December 31, 2021 are reflected below (in thousands):

December 31, 2019	$385,784
Goodwill acquired through the Mergers (1)	$461,129
Measurement period adjustment (2)	116
December 31, 2020	847,029
Goodwill acquired through a business acquisition (3)	4,059
December 31, 2021 (4)	$851,088

1) In connection with the TiVo Merger, the Company recorded $461.1 million of goodwill, representing the preliminary fair value as of the effective date of the Mergers. See “Note 9 – Business Combinations” for additional details.

(2) Representing measurement period adjustments primarily related to current indirect taxes payable, current and non-current income taxes receivable and payable, and deferred taxes as additional information was received and tax returns were finalized. See “Note 9 – Business Combinations” for additional details.

(3) Related to the MobiTV Acquisition completed in May 2021. For more information regarding the transaction, see “Note 9 – Business Combinations.”

(4) Of this amount, approximately $527.8 million is allocated to the Company’s Product reporting segment and approximately $323.3 million is allocated to its IP Licensing reporting segment.

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

As part of its annual goodwill impairment test, the Company elected to proceed with a quantitative goodwill impairment test as of October 1, 2021 using the financial information as of September 30, 2021. Based on the quantitative assessment, the Company concluded that the fair value of the reporting units exceeded the carrying amount for both the Product and IP Licensing reporting units and no goodwill impairment charges were recognized. In addition, there have been no significant events or circumstances affecting the valuation of goodwill subsequent to the annual impairment test through December 31, 2021.

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

During the fourth quarter of 2020, the COVID-19 pandemic continued to have a significant and negative impact on business and economic activities in the U.S. and around the world. The resulting global economic downturn had negatively impacted, and was expected to continue to negatively impact, the Company’s consolidated financial results for the remainder of 2020 and into 2021. Due to continued reduction in demand in certain markets and industries, including the automotive market, as well as declines in the Company’s share price, management concluded there were indicators of potential goodwill impairment. The Company proceeded with a quantitative annual goodwill impairment test as of October 1, 2020 using the financial information as of September 30, 2020. Based on the quantitative assessment, the Company concluded that the fair value of the reporting units exceeded the carrying amount for both the Product and IP Licensing reporting units. As a result, no goodwill impairment charges were recognized.

When performing the quantitative goodwill impairment test, the Company first determines the fair value of a reporting unit using weighted results derived from an income approach and market approaches. The fair value using an income approach is estimated through the discounted cash flow method based on assumptions about future conditions such as revenue growth rates associated with certain revenue streams, forecasted R&D expenses, discount rates, and other assumptions. Market approaches used by management include the market comparable method, which estimates the fair value based on revenue multiples from comparable companies in similar lines of business, and the market transaction method, which estimates the fair value of the reporting unit by utilizing comparable transactions and transaction multiples.

The Company also assessed impairment of indefinite-lived and long-lived assets other than goodwill by performing a qualitative assessment. No impairment of indefinite-lived and long-lived assets other than goodwill was indicated as the Company concluded that it was more likely than not that the fair value of indefinite-lived and long-lived assets other than goodwill exceeded their respective carrying amounts.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

		December 31, 2021			December 31, 2020
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology (1) (3)	3-10	$672,872	$(224,508)	$448,364	$659,085	$(167,916)	$491,169
Existing technology / content database (2)	5-10	251,445	(206,934)	44,511	248,110	(169,326)	78,784
Customer contracts and related relationships	3-9	649,926	(360,543)	289,383	650,171	(256,199)	393,972
Trademarks/trade name	4-10	40,083	(25,825)	14,258	40,083	(21,029)	19,054
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total finite-lived intangible assets		1,616,557	(820,041)	796,516	1,599,680	(616,701)	982,979
Indefinite-lived intangible assets
TiVo Tradename/trademarks	N/A	21,400	—	21,400	21,400	—	21,400
Total intangible assets		$1,637,957	$(820,041)	$817,916	$1,621,080	$(616,701)	$1,004,379

(1)	In May 2021, patents were acquired through the MobiTV Acquisition with a purchase price value equal to $5.0 million. See “Note 9 – Business Combinations.”
(2)	In May 2021, existing technology was acquired through the MobiTV Acquisition with a purchase price value equal to $3.3 million. See “Note 9 – Business Combinations.”
(3)	In September 2021, patents were acquired by the Company with a fair value measured at $8.8 million. See “Note 7 – Fair Value” for additional information.

As of December 31, 2021, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

2022	$156,032
2023	145,061
2024	106,148
2025	81,717
2026	78,697
Thereafter	228,861
$796,516

NOTE 11 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	December 31, 2021	December 31, 2020
2020 Term B Loan Facility	$—	$873,750
Refinanced Term B Loans	789,750	—
2021 Convertible Notes	—	48
Unamortized debt discount and issuance costs	(24,263)	(34,448)
	765,487	839,350
Less: current portion, net of debt discount and issuance costs	(36,095)	(43,689)
Total long-term debt, net of current portion	$729,392	$795,661

2020 Term B Loan Facility

On June 1, 2020, in connection with the consummation of the Mergers with TiVo, the Company entered into a Credit Agreement (the “2020 Credit Agreement”) by and among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent. The 2020 Credit Agreement provided for a five-year senior secured term loan B facility in an aggregate principal amount of $1,050 million (the “2020 Term B Loan Facility”). The interest rate applicable to loans outstanding under the 2020 Term B Loan Facility was equal to, at the Company’s option, either (i) a base rate plus a margin of 3.00% per annum or (ii) LIBOR plus a margin of 4.00% per annum. Commencing on September 30, 2020, the 2020 Term B Loan Facility was amortized in equal quarterly installments equal to (i) with respect to repayments occurring on or prior to June 1, 2023, 1.25% of the original principal amount of the 2020 Term B Loan Facility and (ii) with respect to repayments occurring after June 1, 2023 and prior to June 1, 2025, 1.875% of the original principal amount of the 2020 Term B Loan Facility, with the balance payable on the maturity date of the 2020 Term B Loan Facility (in each case subject to adjustment for prepayments). The 2020 Term B Loan Facility was scheduled to mature on June 1, 2025. Upon the closing of the 2020 Credit Agreement, the Company borrowed $1,050 million under the 2020 Term B Loan Facility. Net proceeds were used on June 1, 2020, together with cash and cash equivalents, to refinance the existing indebtedness of the combined Company (the “Debt Financing”), including paydown of the TiVo 2019 Term Loan of $734.6 million. See “Note 9 – Business Combinations” for additional information relating to the Mergers. Additionally, debt discount and issuance costs of approximately $39.7 million were incurred and capitalized in connection with the 2020 Term B Loan Facility in June 2020. The Company commenced repaying quarterly installments under the 2020 Term B Loan Facility in the third quarter of 2020, and also elected to make a voluntary principal payment of $150.0 million on December 31, 2020.

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

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order access an annual basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements as of December 31, 2021. The 2020 Credit Agreement, as amended, also requires the Company to make additional cash payments on an annual basis beginning in March 2023 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year.

Certain lenders of the 2020 Term B Loan Facility participated in the Amendment and the changes in terms were not considered substantial. Accordingly, the Company accounted for the refinancing event for these lenders as a debt modification under ASC 470-50, “Debt — Modifications and Extinguishments.” Under its policy, the Company elected to continue to defer the unamortized debt discount and issuance costs for these continuing lenders related to the partial pay-down of the debt. Certain lenders of the 2020 Term B Loan Facility did not participate in the Amendment. Accordingly, the Company accounted for the refinancing event for these lenders as a debt extinguishment. As a result, the Company recorded an $8.0 million loss on debt extinguishment in the year ended December 31, 2021, related to the write-off of unamortized debt discount and issuance costs for the portions of the 2020 Term B Loan Facility considered to be extinguished.

In connection with its entry into the Amendment, the Company incurred $6.8 million in debt financing costs, of which $4.2 million were capitalized in accordance with ASC 835-30 “Debt Issuance Costs” and, together with a portion of the unamortized debt discount and issuance costs from the 2020 Term B Loan Facility, are being amortized into interest expense over the term of the Amendment. Under ASC 470-50, the remaining $2.6 million, primarily related to third-party fees, were recorded as selling, general and administrative expense in the year ended December 31, 2021.

2018 Amended Term B Loan

On December 1, 2016, in connection with the consummation of the acquisition of DTS, the Company entered into a Credit Agreement (the “2016 Credit Agreement”) by and among the Company, Royal Bank of Canada, as administrative agent and collateral agent, and the lenders party thereto. The Credit Agreement provided for a $600.0 million seven-year term B loan facility (the “Term B Loan Facility”) which would mature on November 30, 2023.

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

2021 Convertible Notes

Upon consummation of the TiVo Merger on June 1, 2020, the Company assumed $48.0 thousand of Convertible Senior Notes that were issued by TiVo Solutions Inc. in September 2014 and matured October 1, 2021 (the “2021 Convertible Notes”). The 2021 Convertible Notes bore interest at an annual rate of 2.0%, payable semi-annually in arrears on April 1 and October 1 of each year. On September 24, 2021, the entire balance of $48.0 thousand was paid off.

Interest Expense and Expected Principal Payments

At December 31, 2021, $789.8 million in total debt was outstanding. There were also $24.3 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. Interest rate on the Refinanced Term B Loans, including the amortization of debt discount and issuance costs was 4.2% and interest is payable monthly. Interest expense was $39.0 million, $37.9 million and $23.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $6.4 million, $6.3 million and $2.5 million for the years ended December 31, 2021, 2020 and 2019, respectively.

As of December 31, 2021, future minimum principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

2022	$40,500
2023	40,500
2024	40,500
2025	40,500
2026	40,500
Thereafter	587,250
Total	$789,750

NOTE 12 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2021	2020	2019
Denominator:
Weighted average common shares outstanding	104,735	82,840	49,120
Total common shares-basic	104,735	82,840	49,120
Effect of dilutive securities:
Options	—	1	—
Restricted stock awards and units	—	1,015	—
Total common shares-diluted	104,735	83,856	49,120

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

For the year ended December 31, 2021, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 5.3 million shares subject to stock options and restricted stock awards and units were excluded for the year ended December 31, 2021 from the computation of diluted net loss per share because including them would have been anti-dilutive.

For the year ended December 31, 2020, 2.1 million shares subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

For the year ended December 31, 2019, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 1.3 million shares subject to stock options and restricted stock awards and units were excluded for the year ended December 31, 2019 from the computation of diluted net loss per share because including them would have been anti-dilutive.

NOTE 13 – STOCKHOLDERS’ EQUITY

As described in Note 9, Xperi and TiVo completed the Mergers on June 1, 2020 to form Xperi Holding Corporation. Upon completion of the Mergers, each share of common stock of Xperi was converted into the right to receive one fully paid and non-assessable share of Company Common Stock. Further upon completion of the Mergers, each share of TiVo Common Stock was converted into the right to receive 0.455 fully paid and non-assessable shares of the Company Common Stock (the “Exchange Ratio”), in addition to cash in lieu of any fractional shares of the Company Common Stock. Following the Mergers, Xperi Common Stock and TiVo Common Stock were delisted from Nasdaq. Since June 2, 2020, the shares of Company Common Stock have been listed for trading on Nasdaq under ticker symbol “XPER.”

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

As of December 31, 2021, there were 4.4 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2018	678	$26.39
Options granted	—	$—
Options exercised	(42)	$16.66
Options canceled / forfeited / expired	(31)	$33.61
Balance at December 31, 2019	605	$26.68
Options granted	—	$—
Options assumed	175	$50.96
Options exercised	(7)	$13.47
Options canceled / forfeited / expired	(136)	$44.59
Balance at December 31, 2020	637	$29.59
Options granted	—	$—
Options exercised	(39)	$20.03
Options canceled / forfeited / expired	(151)	$44.99
Balance at December 31, 2021	447	$25.22	2.51	$89
Vested and expected to vest at December 31, 2021	447		2.51	$89
Exercisable at December 31, 2021	447		2.51	$89

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2021:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$14.25 - $19.24	107	1.71	$18.25	107	$18.25
$19.34 - $20.43	129	1.65	$19.88	129	$19.88
$22.19 - $22.52	91	5.12	$22.41	91	$22.41
$22.71 - $51.52	97	2.62	$35.70	97	$35.70
$54.69 - $54.69	23	0.16	$54.69	23	$54.69
$14.25 - $54.69	447	2.51	$25.22	447	$25.22

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units (including both time-based vesting and performance-based vesting) as of December 31, 2021 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2018	2,149	757	2,906	$29.10
Awards and units granted	1,266	4	1,270	$22.79
Awards and units vested / earned	(865)	(118)	(983)	$30.62
Awards and units canceled / forfeited	(179)	(89)	(268)	$27.53
Balance at December 31, 2019	2,371	554	2,925	$25.99
Awards and units granted	3,331	994	4,325	$14.64
Awards and units assumed	2,185	253	2,438	$13.99
Awards converted	11	(11)	—	$22.45
Awards and units vested / earned	(1,676)	(487)	(2,163)	$21.12
Awards and units canceled / forfeited	(560)	(242)	(802)	$19.96
Balance at December 31, 2020	5,662	1,061	6,723	$16.63
Awards and units granted	3,959	650	4,609	$22.77
Awards and units vested / earned	(1,916)	(87)	(2,003)	$17.79
Awards and units canceled / forfeited	(890)	(99)	(989)	$17.75
Balance at December 31, 2021	6,815	1,525	8,340	19.61

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

As of December 31, 2021, there were 0.8 million shares reserved for grant under the Company’s 2020 ESPP.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors. For the years ended December 31, 2021, 2020 and 2019, dividends declared were $0.20, $0.50, and $0.80 per common share, respectively.

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

As of December 31, 2021, the Company has repurchased a total of approximately 9.0 million shares of common stock, since inception of the plan, at an average price of $17.29 per share for a total cost of $155.0 million. As of December 31, 2020, the Company had repurchased a total of approximately 4.9 million shares of common stock, since inception of the plan, at an average price of $14.25 per share for a total cost of $70.1 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2021, the total remaining amount available for repurchase was $95.0 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

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

The Company issues restricted stock and restricted stock units (collectively, “restricted awards”) as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the consolidated financial statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the years ended December 31, 2021, 2020 and 2019, the Company withheld 0.8 million, 0.7 million and 0.2 million shares of common stock to satisfy $15.9 million, $10.5 million and $4.5 million of required withholding taxes, respectively.

NOTE 14 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Cost of revenue, excluding depreciation and amortization of intangible assets	$1,972	$781	$—
Research, development and other related costs	19,833	13,592	14,643
Selling, general and administrative	36,377	24,762	16,911
Total stock-based compensation expense	58,182	39,135	31,554
Tax effect on stock-based compensation expense	(233)	(2,116)	(5,051)
Net effect on net income (loss)	$57,949	$37,019	$26,503

Stock-based compensation expense categorized by various equity components for the years ended December 31, 2021, 2020 and 2019 is summarized in the table below (in thousands):

	Years Ended December 31,
	2021	2020	2019
Restricted stock awards and units	$52,164	$36,451	$29,031
Employee stock purchase plan	5,952	2,613	2,304
Employee stock options	66	71	219
Total stock-based compensation expense	$58,182	$39,135	$31,554

The total fair value of restricted stock awards and units vested during the years ended December 31, 2021, 2020 and 2019 was $35.6 million, $45.7 million and $30.1 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $0.1 million, $0.1 million and $0.2 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2021, the unrecognized stock-based compensation balance after estimated forfeitures consisted of none related to unvested stock options, and $104.3 million related to restricted stock awards and units, including performance-based awards and units, to be recognized over an estimated weighted average amortization period of 2.5 years.

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

There were no stock options granted during the years ended December 31, 2021, 2020 and 2019.

The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2021	2020	2019
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	0.1 - 0.2%	0.1 - 1.4%	1.7 - 2.5%
Dividend yield	0.9 - 1.2%	1.4 - 4.0%	3.5 - 5.4%
Expected volatility	52.0 - 52.0%	45.8 - 57.5%	51.7 - 53.4%

For the years ended December 31, 2021, 2020 and 2019, an aggregate of 1,238,000, 355,000 and 386,000 common shares, respectively, were purchased pursuant to the ESPP.

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock units subject to market conditions, or market-based PSUs. The following assumptions were used to value the performance stock units subject to market conditions granted in the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	March 2021	July 2020
Expected life (in years)	3.0	3.0
Risk-free interest rate	0.3%	0.2%
Dividend yield	1.0%	1.4%
Expected volatility	47.9%	51.3%

There were no market-based PSUs granted during the year ended December 31, 2019.

NOTE 15 – INCOME TAXES

The components of total income (loss) before taxes from continuing operations are as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
U.S.	$6,054	$140,428	$(53,346)
Foreign	(36,589)	(4,519)	(29,711)
Total income (loss) before taxes from continuing operations	$(30,535)	$135,909	$(83,057)

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
U.S. federal	$(2,742)	$15,175	$68,772
Foreign	27,202	1,523	(42,147)
State and local	4,911	10,124	94
Total current	29,371	26,822	26,719
Deferred:
U.S. federal	783	(28,154)	(41,826)
Foreign	2,700	(1,132)	(4,145)
State and local	(4,476)	(5,423)	228
Total deferred	(993)	(34,709)	(45,743)
Provision for (benefit from) income taxes	$28,378	$(7,887)	$(19,024)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2021	2020*
Deferred tax assets
Net operating losses	$119,038	$166,730
Research tax credits	87,596	82,378
Foreign tax credits	73,629	82,863
Expenses not currently deductible	39,985	46,216
Fixed and intangible assets	14,464	7,206
Deferred revenue	18,749	20,110
Capitalized research expenses	85,201	61,296
Lease liability	15,771	17,995
Gross deferred tax assets	454,433	484,794
Valuation allowance	(294,857)	(289,226)
Net deferred tax assets	159,576	195,568
Deferred tax liabilities
Revenue recognition	(6,290)	(7,733)
Operating leases	(15,110)	(17,535)
Acquired intangible assets	(149,033)	(184,364)
Other	(5,232)	(3,004)
Net deferred tax liabilities	$(16,089)	$(17,068)

*The Company identified a misclassification totaling $21.6 million in the above tabular disclosure of the deferred taxes between net operating losses, foreign tax credits and expenses not currently deductible within the previously issued Form 10-K for the year ended December 31, 2020. The Company assessed the materiality of this misclassification and concluded it was not material to its previously issued financial statements; however, the Company elected to revise the previously reported amounts in the deferred taxes disclosure included in this filing.

At December 31, 2021 and 2020, the Company had a valuation allowance of $294.9 million and $289.2 million, respectively, related to federal, state, and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. The $5.6 million increase from the prior year is primarily comprised of a $7.1 million increase from the establishment of a valuation allowance for a foreign subsidiary.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of the Company’s net deferred tax assets, the Company determined that it was not more-likely-than-not that it would realize its federal, certain state and certain foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset reversing deferred tax liabilities as of December 31, 2021. The Company intends to continue maintaining a full valuation allowance on its federal deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. However, given the Company’s current earnings and anticipated future earnings, the Company believes that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow the Company to reach a conclusion that a significant portion of the federal valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain federal deferred tax assets and a decrease to income tax expense for the period the release is recorded. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that the Company is able to actually achieve.

As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $277.2 million and state net operating loss carryforwards of approximately $1,079.7 million (post-apportioned). All of the federal net operating loss carryforwards are carried over from TiVo. The state net operating loss carryforwards are carried over from acquired entities, including TiVo in 2020, DTS in 2016, Ziptronix in 2015, and Siimpel Corporation in 2010. The federal net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2027 and will continue to expire through 2035. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2022 and will continue to expire through 2041.

In addition, the Company has research tax credit carryforwards of approximately $83.2 million for federal purposes. The federal research tax credit will start to expire in 2022 and will continue to expire through 2041. The Company also has research tax credit carryforwards of approximately $86.7 million for state purposes and $0.7 million for foreign purposes, which do not expire. The Company has $121.4 million of foreign tax credit carryforwards which will begin to expire in 2022 and will continue to expire through 2031. Under the provisions of the Internal Revenue Code, substantial ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually in the future to offset taxable income.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
U.S. federal statutory rate	$(6,412)	$28,541	$(17,442)
State, net of federal benefit	(763)	(1,530)	281
Stock-based compensation expense	417	2,471	2,807
Executive compensation limitation	3,176	2,132	411
Research tax credit	(2,035)	(1,576)	(2,038)
Foreign withholding tax	12,009	9,391	10,328
Transaction costs	1,595	8,216	974
Foreign tax rate differential	15,070	921	1,907
Foreign tax credit	1,643	(2,647)	(7,795)
Change in valuation allowance	(9,101)	(47,649)	(8,238)
U.S. tax reform	3,028	(1,845)	(2,970)
Unrecognized tax benefits	5,563	3,049	2,994
Change in estimates	(2,647)	(1,355)	(1,300)
Foreign exchange and interest	6,956	(7,438)	—
Others	(121)	1,432	1,057
Total	$28,378	$(7,887)	$(19,024)

At December 31, 2021, the Company asserts that it will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used domestically to fund operations, settle a portion of the outstanding debt obligation, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was approximately $53.5 million. Substantially all of these earnings will not be taxable upon repatriation to the United States since under the Tax Cuts and Jobs Act they will be treated as previously taxed income from the one-time transition tax, Global Intangible Low-Taxed Income or dividends-received deduction. The withholding taxes related to the distributable cash of the Company’s foreign subsidiaries are not expected to be material.

During the fourth quarter of 2019, the Company filed a refund claim for foreign taxes previously withheld from licensees in South Korea based on court rulings in South Korea and other business factors. These previously withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of the 2019 refund claim and planned refund claims for 2020 and 2021, the Company recorded a total of $118.1 million and $123.0 million as a noncurrent income tax receivable at December 31, 2021 and 2020, respectively, $63.1 million and $62.3 million as a noncurrent income tax payable at December 31, 2021 and 2020, respectively, and $40.6 million and $36.7 million as a reduction in deferred tax assets at December 31, 2021 and 2020, respectively. Although the refund claim is subject to judicial review, the Company anticipates it will receive refunds in the amount recorded in the receivable.

As of December 31, 2021, unrecognized tax benefits were $240.4 million, of which $98.9 million would affect the effective tax rate if recognized. As of December 31, 2020, unrecognized tax benefits were $233.2 million, of which $100.4 million would affect the effective tax rate if recognized. The Company believes that its unrecognized tax benefits as of December 31, 2021 will decrease by approximately $5.2 million within the next twelve months due to expiring statutes of limitation.

The reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Total unrecognized tax benefits at January 1	$233,156	$87,294	$33,552
Increases due to the Mergers	—	103,443	—
Increases for tax positions related to the current year	8,149	46,978	54,823
Increases for tax positions related to prior years	6,440	2,541	178
Decreases for tax positions related to prior years	(7,333)	(7,100)	(1,259)
Total unrecognized tax benefits at December 31	$240,412	$233,156	$87,294

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the year ended December 31, 2021, the Company recognized $0.3 million, and for the years ended December 31, 2020 and 2019, the Company recognized an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $2.8 million and $2.5 million as of December 31, 2021 and 2020, respectively.

At December 31, 2021, the Company’s 2017 through 2021 tax years are generally open and subject to potential examination in one or more jurisdictions. Earlier tax years for the Company and its subsidiaries are also open in certain jurisdictions which are currently subject to examination. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company has submitted a withholding tax refund claim with the South Korean authorities and the final outcome is not anticipated to be settled within the next twelve months.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. Total future unconditional purchase obligations as of December 31, 2021 were as follows (in thousands):

2022	$33,442
2023	26,278
2024	12,868
2025	8,522
2026	8,080
Thereafter	33,548
Total	$122,738

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of December 31, 2021, the Company had total purchase commitments for inventory of $15.4 million, of which $4.4 million was accrued in the Consolidated Balance Sheets.

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

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its financial results within two reportable segments for financial reporting purposes: (1) Product and (2) Intellectual Property (“IP”) Licensing. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The Company’s Chief Executive Officer is also the CODM as defined by the authoritative guidance on segment reporting.

The IP Licensing segment consists primarily of licensing the Company’s innovations to leading companies in the broader entertainment industry, and those developing new technologies that will help drive this industry forward. Licensing arrangements include access to one or more of the Company’s foundational patent portfolios and may also include access to some of its industry-leading technologies and proven know-how.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income (loss) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years Ended December 31,
	2021	2020 (2)	2019
Revenue:
IP Licensing segment	$391,212	$515,919	$81,943
Product segment	486,484	376,101	198,124
Total revenue	877,696	892,020	280,067
Operating expenses:
IP Licensing segment	142,790	113,363	44,542
Product segment	449,350	351,913	186,562
Unallocated operating expenses (1)	271,744	249,117	117,671
Total operating expenses	863,884	714,393	348,775
Operating income (loss):
IP Licensing segment	248,422	402,556	37,401
Product segment	37,134	24,188	11,562
Unallocated operating expenses (1)	(271,744)	(249,117)	(117,671)
Total operating income (loss)	$13,812	$177,627	$(68,708)
(1)

Unallocated operating expenses consist primarily of selling, marketing, general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

(2)	Includes seven months of financial results of TiVo following the Mergers.

Amortization and depreciation are included in segment operating income as shown below (in thousands):

	Years Ended December 31,
	2021	2020	2019
Amortization and depreciation:
IP Licensing segment	$99,060	$59,881	$13,264
Product segment	122,483	111,129	93,403
Unallocated	5,659	3,734	—
Total amortization and depreciation	$227,202	$174,744	$106,667

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Years Ended December 31,
	2021		2020		2019
U.S.	$545,849	62%	$548,857	62%	$74,469	26%
Japan	89,170	10	114,195	13	85,833	31
South Korea	69,798	8	110,782	12	74,790	27
Europe and Middle East	64,350	7	38,830	4	19,638	7
Other	108,529	13	79,356	9	25,337	9
	$877,696	100%	$892,020	100%	$280,067	100%

For the years ended December 31, 2021, 2020 and 2019, zero, one, and two customers, respectively, each accounted for 10% or more of total revenue.

As of December 31, 2021 and 2020, property and equipment, net, by geographic area are presented below (in thousands):

	December 31,
	2021	2020
U.S.	$54,804	$54,818
Europe	3,697	4,842
Asia and other	2,473	3,547
Total	$60,974	$63,207

NOTE 18 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all eligible U.S. employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2021, 2020 and 2019, the Company contributed approximately $4.2 million, $4.2 million, and $3.0 million, respectively, to the 401(k) plan.

NOTE 19 – SUBSEQUENT EVENTS

Declaration of a Cash Dividend

On February 3, 2022, the Board declared a cash dividend of $0.05 per share of common stock, payable on March 30, 2022, for the stockholders of record at the close of business on March 16, 2022.

Schedule II. Valuation and Qualifying Accounts for the Years Ended December 31, 2021, 2020 and 2019

(in thousands):

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2019	$41,942	$(4,699)	$—	$37,243
2020	$37,243	$(49,507)	$301,490	$289,226
2021	$289,226	$5,631	$—	$294,857

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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

4.1	Description of the Company’s capital stock registered under section 12 of the Securities Exchange Act of 1934.
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
10.19+

SRS Labs, Inc. 2006 Stock Incentive Plan, as amended and restated on August 9, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 of DTS, Inc., filed August 13, 2012 (File No. 333-183289))

10.20+

DTS, Inc. 2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009, February 15, 2010, June 3, 2010 and October 8, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q of DTS, Inc., filed November 8, 2010 (File No. 000-50335))

10.21

Form of Severance Agreement, dated September 29, 2020, between the Company and each of Robert Andersen, Geir Skaaden, Paul Davis, Matthew Milne, and Michael Hawkey (incorporated by reference to Exhibit 10.1 to Form 10-Q of Xperi Holding Corporation, filed November 9, 2020)

10.22

Form of Change in Control Severance Agreement, dated as of September 29, 2020, between the Company and each of Robert Andersen, Geir Skaaden, Paul Davis, Matthew Milne, and Michael Hawkey (incorporated by reference to Exhibit 10.2 to Form 10-Q of Xperi Holding Corporation, filed November 9, 2020)

10.23

Amendment to Employment and Severance Agreement between Xperi Corporation and Jon Kirchner dated April 28, 2017, effective as of September 29, 2020 (incorporated by reference to Exhibit 10.3 to Form 10-Q of Xperi Holding Corporation, filed November 9, 2020)

10.24

Amendment No. 1 to Credit Agreement, dated as of June 8, 2021, among the Company, the subsidiaries of the Company party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto ((incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on June 10, 2021 (File No. 001-39304))

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

Dated: February 24, 2022

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

Signature	Title	Date

/s/ Jon Kirchner	Chief Executive Officer, President and Director
Jon Kirchner	(Principal Executive Officer)	February 24, 2022

/s/ Robert Andersen	Chief Financial Officer (Principal Financial and
Robert Andersen	Accounting Officer)	February 24, 2022

/s/ Dave Habiger
Dave Habiger	Chairman of the Board of Directors	February 24, 2022

/s/ Darcy Antonellis
Darcy Antonellis	Director	February 24, 2022

/s/ Laura Durr
Laura Durr	Director	February 24, 2022

/s/ Daniel Moloney
Daniel Moloney	Director	February 24, 2022

/s/ Tonia O’Connor
Tonia O’Connor	Director	February 24, 2022

/s/ Raghavendra Rau
Raghavendra Rau	Director	February 24, 2022

/s/ Christopher A. Seams
Christopher A. Seams	Director	February 24, 2022