Form 10-Q
period 2022-03-31
Xperi Holding Corp
filed 2022-05-09
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2022 was 103,950,742.

XPERI HOLDING CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue:	$257,420	$221,596
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	27,697	28,132
Research, development and other related costs	59,370	55,223
Selling, general and administrative	70,446	67,430
Depreciation expense	5,866	5,684
Amortization expense	39,319	52,195
Litigation expense	1,753	2,533
Total operating expenses	204,451	211,197
Operating income	52,969	10,399
Interest expense	(8,429)	(11,313)
Other income (expense), net	968	1,425
Income before taxes	45,508	511
Provision for (benefit from) income taxes	21,533	(4,015)
Net income	23,975	4,526
Less: net loss attributable to noncontrolling interest	(968)	(761)
Net income attributable to the Company	$24,943	$5,287
Income per share attributable to the Company:
Basic	$0.24	$0.05
Diluted	$0.24	$0.05

Weighted average number of shares used in per share calculations-basic	103,679	104,940
Weighted average number of shares used in per share calculations-diluted	105,332	107,776

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income	$23,975	$4,526
Other comprehensive loss, net of tax:
Change in foreign currency translation adjustment	(892)	(1,045)
Net unrealized loss on available-for-sale debt securities	(122)	(34)
Other comprehensive loss, net of tax	(1,014)	(1,079)
Comprehensive income	22,961	3,447
Less: comprehensive loss attributable to noncontrolling interest	(968)	(761)
Comprehensive income attributable to the Company	$23,929	$4,208

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$214,095	$201,121
Available-for-sale debt securities	52,720	60,534
Accounts receivable, net of allowance for credit losses of $2,895 and $3,012, respectively	100,203	143,683
Unbilled contracts receivable, net	121,778	77,677
Other current assets	42,737	36,459
Total current assets	531,533	$519,474
Long-term unbilled contracts receivable	43,112	4,107
Property and equipment, net	59,251	60,974
Operating lease right-of-use assets	65,513	68,498
Intangible assets, net	778,680	817,916
Goodwill	850,100	851,088
Other long-term assets	150,641	147,965
Total assets	$2,478,830	$2,470,022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,835	$7,811
Accrued liabilities	99,540	110,705
Current portion of long-term debt, net	36,152	36,095
Deferred revenue	48,913	35,136
Total current liabilities	196,440	$189,747
Deferred revenue, less current portion	34,128	37,107
Long-term deferred tax liabilities	19,085	19,848
Long-term debt, net	720,333	729,392
Noncurrent operating lease liabilities	51,930	54,658
Other long-term liabilities	102,267	98,842
Total liabilities	1,124,183	$1,129,594
Commitments and contingencies (Note 15)
Company stockholders’ equity:
Preferred stock: $0.001 par value; (2022: authorized 15,000 shares; 2021: authorized 15,000 shares; and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2022: authorized 350,000 shares, issued 115,647 shares, outstanding 103,921 shares; 2021: authorized 350,000 shares, issued 113,460, outstanding 103,260 shares)	116	113
Additional paid-in capital	1,365,277	1,340,480
Treasury stock at cost (2022: 11,726 shares; 2021: 10,200 shares)	(206,350)	(178,022)
Accumulated other comprehensive loss	(1,766)	(752)
Retained earnings	207,539	187,814
Total Company stockholders’ equity	1,364,816	1,349,633
Noncontrolling interest	(10,169)	(9,205)
Total equity	1,354,647	1,340,428
Total liabilities and equity	$2,478,830	$2,470,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$23,975	$4,526
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment	5,866	5,684
Amortization of intangible assets	39,319	52,195
Stock-based compensation expense	16,804	13,219
Deferred income taxes	(911)	666
Other	1,984	3,217
Changes in operating assets and liabilities:
Accounts receivable	43,698	(7,632)
Unbilled contracts receivable	(82,995)	2,295
Other assets	(8,806)	(10,697)
Accounts payable	4,024	11,429
Accrued and other liabilities	(7,483)	(45,687)
Deferred revenue	10,798	(2,486)
Net cash from operating activities	46,273	26,729
Cash flows from investing activities:
Purchases of property and equipment	(4,289)	(1,772)
Proceeds from sale of property and equipment	—	5
Purchases of intangible assets	(180)	(36)
Purchases of short-term investments	(4,490)	(42,505)
Proceeds from sales of investments	2,000	16,921
Proceeds from maturities of investments	10,023	10,000
Net cash from investing activities	3,064	(17,387)
Cash flows from financing activities:
Dividends paid	(5,218)	(5,264)
Repayment of debt	(10,125)	(13,125)
Proceeds from employee stock purchase program and exercise of stock options	8,000	6,715
Repurchases of common stock	(28,328)	(32,359)
Net cash from financing activities	(35,671)	(44,033)
Effect of exchange rate changes on cash and cash equivalents	(692)	(738)
Net increase (decrease) in cash and cash equivalents	12,974	(35,429)
Cash and cash equivalents at beginning of period	201,121	170,188
Cash and cash equivalents at end of period	$214,095	$134,759
Supplemental disclosure of cash flow information:
Interest paid	$7,188	$9,015
Income taxes paid, net of refunds	$3,334	$5,921

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended March 31, 2022	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total Equity
Balance at January 1, 2022	103,260	$113	$1,340,480	10,200	$(178,022)	$(752)	$187,814	$(9,205)	$1,340,428
Issuance of subsidiary shares to noncontrolling interest	—	—	(4)	—	—	—	—	4	—
Net income (loss)	—	—	—	—	—	—	24,943	(968)	23,975
Other comprehensive loss	—	—	—	—	—	(1,014)	—	—	(1,014)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,218)	—	(5,218)
Issuance of common stock in connection with exercise of stock options	1	—	4	—	—	—	—	—	4
Issuance of common stock in connection with employee stock purchase plan	739	1	7,993	—	—	—	—	—	7,994
Issuance of restricted stock, net of shares canceled	1,609	2	—	—	—	—	—	—	2
Repurchases of common stock, shares exchanged	(659)	—	—	659	(11,068)	—	—	—	(11,068)
Shares exchanged and returned to assumed plans	—	—	—	(162)	—	—	—	—	—
Repurchases of common stock	(1,029)	—	—	1,029	(17,260)	—	—	—	(17,260)
Stock-based compensation expense	—	—	16,804	—	—	—	—	—	16,804
Balance at March 31, 2022	103,921	$116	$1,365,277	11,726	$(206,350)	$(1,766)	$207,539	$(10,169)	$1,354,647

	Total Company Stockholders' Equity
Three Months Ended March 31, 2021	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interest	Total Equity
Balance at January 1, 2021	104,775	$110	$1,268,471	5,407	$(77,218)	$1,264	$264,250	$(5,758)	$1,451,119
Issuance of subsidiary shares to noncontrolling interest	—	—	(3)	—	—	—	—	3	—
Net income (loss)	—	—	—	—	—	—	5,287	(761)	4,526
Other comprehensive loss	—	—	—	—	—	(1,079)	—	—	(1,079)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,264)	—	(5,264)
Issuance of common stock in connection with exercise of stock options	12	—	228	—	—	—	—	—	228
Issuance of common stock in connection with employee stock purchase plan	633	1	6,485	—	—	—	—	—	6,486
Issuance of restricted stock, net of shares canceled	873	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(347)	—	—	347	(7,352)	—	—	—	(7,352)
Repurchases of common stock	(1,071)	—	—	1,071	(25,007)	—	—	—	(25,007)
Stock-based compensation expense	—	—	13,219	—	—	—	—	—	13,219
Balance at March 31, 2021	104,875	$112	$1,288,400	6,825	$(109,577)	$185	$264,273	$(6,516)	$1,436,877

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

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2021 have been derived from the Company’s annual audited financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2021, included in the Form 10-K.

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or any future period and the Company makes no representations related thereto.

In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of March 31, 2022, the Company’s ownership interest in Perceive was approximately 80%. The operating results of Perceive have been consolidated in the Company’s condensed consolidated financial statements for all periods presented.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2022, as compared to the significant accounting policies described in the Form 10-K.

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

The COVID-19 pandemic has resulted in a global slowdown of economic activity which has reduced demand for a broad variety of goods and services, while disrupting sales channels, marketing activities and supply chains. The Company’s business operations have been negatively impacted by the COVID-19 pandemic and related events, and the Company expects this disruption may continue to have a negative impact on its revenue and results of operations, especially in light of the spread of the highly transmissible BA.2 Omicron subvariant and potential new variants that may arise in the future. The full extent of the future impact of the COVID-19 pandemic on the Company’s operational and financial performance is currently uncertain and will depend on many factors outside the Company’s control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued or renewed imposition of protective public safety measures; the continuing disruption of the global supply chain affecting the Company’s industry; and the impact of the pandemic on the global economy and demand for consumer products.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which amends the guidance in ASC 805 to require that an entity (acquirer) recognize and measures contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (“Topic 606”). As a result of the amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. ASU 2021-08 is effective for public business entities for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company elected to early adopt the new standard on January 1, 2022. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

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

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are separately accounted for if they are distinct. In an arrangement with multiple performance obligations, the transaction price is allocated among the separate performance obligations on a relative stand-alone selling price basis. The determination of stand-alone selling price considers market conditions, the size and scope of the contract, customer and geographic information, and other factors. When observable prices are not available, stand-alone selling price for separate performance obligations is based on the cost-plus-margin approach, considering overall pricing objectives. The allocation of transaction price among performance obligations in a contract may impact the amount and timing of revenue recognized in the Condensed Consolidated Statements of Operations during a given period.

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

Description of Revenue-Generating Activities

The Company operates in two business segments. In its IP Licensing segment, the Company licenses its innovations to leading companies in the broader entertainment and semiconductor industries, and those developing new technologies that will help drive the industries forward. Licensing arrangements include access to one or more of the Company’s foundational patent portfolios and may also include access to some of its industry-leading technologies and proven know-how. In its Product segment, the Company derives the majority of its revenue from licensing its technology to customers primarily through Technology License arrangements and Technology Solutions arrangements. For Technology License arrangements, the customer obtains rights to the technology delivered at the commencement of the agreement. For Technology Solutions arrangements, the customer receives access to a platform, media or data that includes frequent updates, where access to such updates is critical to the functionality of the technology.

IP License Arrangements

In its IP Licensing segment, the Company licenses (i) its media patent portfolios (“Media IP licensing”) to multichannel video programming distributors, over-the-top video service providers, consumer electronics manufacturers, social media, and other new media companies and (ii) its semiconductor technologies and associated patent portfolios (“Semiconductor IP licensing”) to memory, sensor, radio frequency (“RF”) component, and foundry companies. The Company licenses its IP portfolios under three revenue models: (i) fixed-fee Media IP licensing, (ii) fixed-fee or minimum guarantee Semiconductor IP licensing, and (iii) per-unit or per-subscriber IP royalty licenses.

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

Revenue disaggregated by product category/end market was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
IP Licensing revenue	$138,531	$98,014
Pay-TV	64,155	63,743
Consumer Electronics	28,091	31,105
Connected Car	19,719	22,891
Media Platform	6,924	5,843
Total Product revenue	118,889	123,582
Total revenue	$257,420	$221,596

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31, 2022	December 31, 2021
Unbilled contracts receivable (1)	$121,778	$77,677
Other current assets	1,157	1,150
Long-term unbilled contracts receivable (2)	43,112	4,107
Other long-term assets	2,216	2,310
Total contract assets	$168,263	$85,244
(1)	The unbilled contracts receivable increase relates primarily to a change in billing process in the three months ended March 31, 2022. This change has no impact on the Company’s cash flows.
(2)	The long-term unbilled contracts receivable increase relates primarily to the recognition of revenue from a multi-year contract with a customer in the three months ended March 31, 2022.

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

The following table presents the activity in the allowance for credit losses for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31, 2022		Three Months Ended March 31, 2021
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable
Beginning balance	$3,102	$729	$7,336		$2,231
Provision for (reversal of) credit losses	(180)	(111)	1,142		123
Recoveries	(38)	—	(591)		—
Charged-off/other adjustments	11	(76)	(3,849)	(1)	530
Balance at end of period	$2,895	$542	$4,038		$2,884

(1) The charge off of accounts receivable in the first quarter of 2021 was primarily related to a customer whose account had been substantially reserved for credit losses in 2020 due to deteriorating financial condition and delinquent payment history.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$10,241	$10,712
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements)*	$153	$19,863

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

	As of
	March 31, 2022	December 31, 2021
Revenue from contracts with performance obligations expected to be satisfied in:
2022 (remaining 9 months)	$130,163	$176,646
2023	155,635	153,746
2024	126,123	122,488
2025	112,594	110,703
2026	10,940	10,735
Thereafter	4,647	4,441
Total	$540,102	$578,759

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid income taxes	$6,557	$6,103
Prepaid expenses	22,670	18,616
Inventory*	6,785	5,101
Other	6,725	6,639
	$42,737	$36,459

*All inventory is finished goods.

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Equipment, furniture and other	$84,897	$81,076
Building and improvements	18,331	18,331
Land	5,300	5,300
Leasehold improvements	25,607	25,535
	134,135	130,242
Less: accumulated depreciation and amortization	(74,884)	(69,268)
	$59,251	$60,974

Other long-term assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Long-term deferred tax assets	$3,906	$3,758
Non-current income tax receivable	119,028	118,085
Other assets	27,707	26,122
	$150,641	$147,965

Accrued liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Employee compensation and benefits	$22,618	$42,075
Third-party royalties	4,470	4,428
Accrued expenses	29,885	38,089
Accrued severance	2,359	1,921
Current portion of operating lease liabilities	16,277	16,467
Other	23,931	7,725
	$99,540	$110,705

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Long-term income tax payable	$95,238	$91,614
Other	7,029	7,228
	$102,267	$98,842

Accumulated other comprehensive loss consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Unrealized loss on available-for-sale debt securities, net of tax	$(243)	$(122)
Foreign currency translation adjustment, net of tax	(1,523)	(630)
	$(1,766)	$(752)

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

The following is a summary of marketable securities at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$31,774	$—	$(136)	$—	$31,638
Commercial paper	64,867	1	(58)	—	64,810
Total debt securities	96,641	1	(194)	—	96,448
Money market funds	5,938	—	—	—	5,938
Total equity securities	5,938	—	—	—	5,938
Total marketable securities	$102,579	$1	$(194)	$—	$102,386
Reported in:
Cash and cash equivalents					$49,666
Available-for-sale debt securities					52,720
Total marketable securities					$102,386

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$40,466	$—	$(53)	$—	$40,413
Commercial paper	49,609	—	(18)	—	49,591
Total debt securities	90,075	—	(71)	—	90,004
Money market funds	12,372	—	—	—	12,372
Total equity securities	12,372	—	—	—	12,372
Total marketable securities	$102,447	$—	$(71)	$—	$102,376
Reported in:
Cash and cash equivalents					$41,842
Available-for-sale debt securities					60,534
Total marketable securities					$102,376

At March 31, 2022 and December 31, 2021, the Company had $266.8 million and $261.7 million, respectively, in cash, cash equivalents and short-term investments. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balance of $164.4 million and $159.3 million at March 31, 2022 and December 31, 2021, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not material during the three months ended March 31, 2022 and 2021, respectively.

Unrealized losses on AFS debt securities were $0.2 million and $0.1 million, net of tax, as of March 31, 2022 and December 31, 2021, respectively. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. In addition, the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the debt securities and it is more-likely-than-not that it will not be required to sell the investments before recovery of their amortized cost bases. The Company did not recognize a provision for credit losses related to its AFS debt securities for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the fair value and gross unrealized losses related to individual AFS debt securities at March 31, 2022 and December 31, 2021, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total		Fair Value
March 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Corporate bonds and notes	$18,212	$(88)	$11,926	$(48)	$30,138	$(136)	$—	$30,138
Commercial paper	56,564	(58)	—	—	56,564	(58)	35,482	21,082
Total	$74,776	$(146)	$11,926	$(48)	$86,702	$(194)	$35,482	$51,220

	Less Than 12 Months		12 Months or More		Total		Fair Value
December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Corporate bonds and notes	$29,807	$(45)	$10,382	$(8)	$40,189	$(53)	$—	$40,189
Commercial paper	48,091	(18)	—	—	48,091	(18)	29,470	18,621
Total	$77,898	$(63)	$10,382	$(8)	$88,280	$(71)	$29,470	$58,810

The estimated fair value of marketable debt securities by contractual maturity at March 31, 2022 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Estimated Fair Value
Due in one year or less	$48,599
Due in one to two years	4,121
Total	$52,720

Non-marketable Equity Securities

As of March 31, 2022 and December 31, 2021, other long-term assets included equity securities accounted for under the equity method with a carrying amount of $4.7 million and $4.8 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $0.1 million and $0.1 million, respectively. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the three months ended March 31, 2022 and 2021, respectively.

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2021 and March 31, 2022.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of March 31, 2022 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$5,938	$5,938	$—	$—
Corporate bonds and notes - debt securities (2)	31,638	—	31,638	—
Commercial paper - debt securities (3)	64,810	—	64,810	—
Total Assets	$102,386	$5,938	$96,448	$—

(1)	Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)	Reported as AFS debt securities in the Condensed Consolidated Balance Sheet.
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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Refinanced Term B Loans (1)	$756,485	$745,138	$765,487	$764,530
Total long-term debt, net	$756,485	$745,138	$765,487	$764,530
(1)

Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $23.1 million and $24.3 million as of March 31, 2022 and December 31, 2021, respectively. See “Note 9 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – BUSINESS COMBINATION

On May 31, 2021, the Company completed its acquisition of certain assets and assumption of certain liabilities of MobiTV, Inc. (“MobiTV”, and the acquisition, the “MobiTV Acquisition”), a provider of application-based Pay-TV video delivery solutions. The acquisition expanded the Company’s IPTV Managed Service capabilities, which is expected to grow the addressable market for the Company’s IPTV products and further secure TiVo’s position as a leading provider of Pay-TV solutions. The net purchase price for the MobiTV Acquisition was $17.4 million in cash.

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

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The changes to the carrying value of goodwill from January 1, 2022 through March 31, 2022 are reflected below (in thousands):

December 31, 2021	$851,088
Goodwill adjustment related to Mergers in prior periods (1)	(988)
March 31, 2022 (2)	$850,100
(1)

Reflects the correction of an error in the purchase price allocation for the Mergers to reduce goodwill and revenue. The error was not material to the current period financial statements or any prior periods.

(2)

The Company's reporting units include the IP Licensing segment and the Product segment (defined further in “Note 16 - Segment and Geographic Information”). Of the carrying value of goodwill, approximately $322.3 million was allocated to the IP Licensing segment and approximately $527.8 million was allocated to the Product segment as of each of March 31, 2022 and December 31, 2021.

Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	March 31, 2022			December 31, 2021
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-10	$672,992	$(238,788)	$434,204	$672,872	$(224,508)	$448,364
Existing technology / content database	5-10	251,465	(211,712)	39,753	251,445	(206,934)	44,511
Customer contracts and related relationships	3-9	649,838	(379,519)	270,319	649,926	(360,543)	289,383
Trademarks/trade name	4-10	40,083	(27,079)	13,004	40,083	(25,825)	14,258
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total finite-lived intangible assets		1,616,609	(859,329)	757,280	1,616,557	(820,041)	796,516
Indefinite-lived intangible assets
TiVo Tradename/trademarks	N/A	21,400	—	21,400	21,400	—	21,400
Total intangible assets		$1,638,009	$(859,329)	$778,680	$1,637,957	$(820,041)	$817,916

As of March 31, 2022, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

2022 (remaining 9 months)	$116,730
2023	145,084
2024	106,171
2025	81,716
2026	78,719
Thereafter	228,860
$757,280

NOTE 9 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	March 31, 2022	December 31, 2021
Refinanced Term B Loans	$779,625	$789,750
Unamortized debt discount and issuance costs	(23,140)	(24,263)
	756,485	765,487
Less: current portion, net of debt discount and issuance costs	(36,152)	(36,095)
Total long-term debt, net of current portion	$720,333	$729,392

Refinanced Term B Loans

On June 8, 2021, the Company amended that certain Credit Agreement dated June 1, 2020 by and among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “2020 Credit Agreement”). The 2020 Credit Agreement initially provided for a five-year senior secured term B loan facility in an aggregate principal amount of $1,050 million (the “2020 Term B Loan Facility”). In connection with the amendment (the “Amendment”), the Company made a voluntary prepayment of $50.6 million of the term loan outstanding under the 2020 Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a new tranche of term loans (the “Refinanced Term B Loans”) in an aggregate principal amount of $810.0 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of base rate loans, 2.50% per annum and (y) in the case of Eurodollar loans, LIBOR plus a margin of 3.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the Refinanced Term B Loans within six months of the closing date of the Amendment, (iv) an extension of the maturity to June 8, 2028, and (v) certain additional amendments, including amendments to provide the Company with additional flexibility under the covenant governing restricted payments. The Company commenced repaying quarterly installments under the Refinanced Term B Loans in the third quarter of 2021.

The obligations under the 2020 Credit Agreement, inclusive of any changes by the Amendment, continue to be guaranteed by Xperi, TiVo and certain other of the Company’s wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) and continue to be secured by a lien on substantially all of the assets of the Company and the Guarantors.

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order access an annual basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements as of March 31,

2022. The 2020 Credit Agreement, as amended, also requires the Company to make additional cash payments on an annual basis beginning in March 2023 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year.

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

Interest Expense and Expected Principal Payments

At March 31, 2022, $779.6 million in total debt was outstanding. There were also $23.1 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. Interest rate on the Refinanced Term B Loans, including the amortization of debt discount and issuance costs was 4.2% and interest was payable monthly. Interest expense was $8.4 million and $11.3 million for the three months ended March 31, 2022 and 2021, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $1.1 million and $2.3 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2022 (remaining 9 months)	$30,375
2023	40,500
2024	40,500
2025	40,500
2026	40,500
Thereafter	587,250
Total	$779,625

NOTE 10 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended
	March 31, 2022	March 31,2021
Denominator:
Weighted average shares of common stock outstanding	103,679	104,940
Total common shares-basic	103,679	104,940
Effect of dilutive securities:
Options	3	32
Restricted stock awards and units	1,650	2,804
Total common shares-diluted	105,332	107,776

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

In the calculation of net income per share for the three months ended March 31, 2022 and 2021, 3.6 million and 1.1 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 11 – STOCKHOLDERS’ EQUITY

Equity Incentive Plans

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

As of March 31, 2022, there were 1.8 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2021	447	$25.22
Options granted	—	$—
Options exercised	(1)	$17.60
Options canceled / forfeited / expired	(22)	$54.69
Balance at March 31, 2022	424	$23.64

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units (including both time-based vesting and performance-based vesting) as of March 31, 2022 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2021	6,815	1,525	8,340	$19.61
Awards and units granted	1,918	—	1,918	$17.38
Awards and units vested / earned	(1,274)	(335)	(1,609)	$20.87
Awards and units canceled / forfeited	(339)	(174)	(513)	$19.73
Balance at March 31, 2022	7,120	1,016	8,136	$18.83

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

As of March 31, 2022, there were 0.1 million shares reserved for grant under the Company’s 2020 ESPP.

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

As of March 31, 2022, the Company has repurchased a total of approximately 10.0 million shares of common stock, since inception of the plan, at an average price of $17.24 per share for a total cost of $172.2 million. As of December 31, 2021, the Company had repurchased a total of approximately 9.0 million shares of common stock, since inception of the plan, at an average price of $17.29 per share for a total cost of $155.0 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2022, the total remaining amount available for repurchase under this plan was $77.8 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

The Company issues restricted stock units as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the condensed consolidated financial statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the three months ended March 31, 2022 and 2021, the Company withheld 0.7 million and 0.3 million shares of common stock to satisfy $11.1 million and $7.4 million of required withholding taxes, respectively.

NOTE 12 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of revenue, excluding depreciation and amortization of intangible assets	$628	$323
Research, development and other related costs	5,475	4,347
Selling, general and administrative	10,701	8,549
Total stock-based compensation expense	16,804	13,219
Tax effect on stock-based compensation expense	(172)	(154)
Net effect on net income (loss)	$16,632	$13,065

SBC expense categorized by various equity components for the three months ended March 31, 2022 and 2021 is summarized in the table below (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Restricted stock awards and units	$15,220	$11,929
Employee stock purchase plan	1,584	1,271
Employee stock options	—	19
Total stock-based compensation expense	$16,804	$13,219

In connection with termination of employment with a former executive on March 1, 2022, the Company entered into a Separation Agreement and Release with the executive, dated February 18, 2022 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company approved, among other severance benefits, accelerated vesting of 372,244 of outstanding performance and time-based restricted stock units. As a result of this modification, the Company recorded incremental SBC of approximately $2.2 million for the three months ended March 31, 2022.

There were no options granted in the three months ended March 31, 2022 and 2021.

The following assumptions were used to value the restricted stock units subject to market conditions granted during the period:

	March 2022*	March 2021
Expected life (years)	—	3.0
Risk-free interest rate	—	0.3%
Dividend yield	—	1.0%
Expected volatility	—	47.9%

*There were no market-based restricted stock units granted in the three months ended March 31, 2022.

ESPP grants occur in March and September.  The following assumptions were used to value the ESPP shares for these grants:

	March 2022	September 2021	March 2021
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	1.3%	0.2%	0.1%
Dividend yield	1.1%	0.9%	1.2%
Expected volatility	48.5%	52.0%	52.0%

NOTE 13 – INCOME TAXES

For the three months ended March 31, 2022, the Company recorded an income tax expense of $21.5 million on pretax income of $45.5 million, which resulted in an effective tax rate of 47.3%. The income tax expense for the three months ended March 31, 2022 was primarily related to foreign withholding taxes, U.S. federal base erosion and anti-abuse tax (“BEAT”), state income taxes, and unrealized foreign exchange loss from the prior year South Korea refund claims.

For the three months ended March 31, 2021, the Company recorded an income tax benefit of $4.0 million on pretax income of $0.5 million, which resulted in an effective tax rate of (786.4)%. The income tax benefit for the three months ended March 31, 2021 was primarily related to foreign withholding taxes, BEAT and unrealized foreign exchange loss from the prior year South Korea refund claims. The Company’s negative effective tax rate is based on the projected 2021 GAAP U.S. pretax loss and is significantly less than the 21% U.S. federal tax rate. The Company’s effective tax rate is the result of the most significant components of income tax expense, primarily driven by foreign withholding and BEAT. The computed negative effective tax rate is applied to the year-to-date U.S. profit resulting in an income tax benefit for the quarter ended March 31, 2021.

As of March 31, 2022, gross unrecognized tax benefits increased $3.6 million to $244.0 million compared to $240.4 million as of December 31, 2021. This was included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $95.2 million would affect the effective tax rate if recognized. As of March 31, 2021, unrecognized tax benefits of $228.7 million were included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $96.0 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized interest and penalties related to unrecognized tax benefits of $0.2 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively. Accrued interest and penalties were $3.1 million and $2.8 million as of March 31, 2022 and December 31, 2021, respectively.

As of March 31, 2022, the Company’s 2017 through 2021 tax years are generally open and subject to potential examination in one or more jurisdictions. Earlier tax years for the Company and its subsidiaries are also open in certain jurisdictions which are currently subject to examination. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company has submitted a withholding tax refund claim with the South Korean authorities and the final outcome is not anticipated to be settled within the next twelve months.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Fixed lease cost (1)	$5,526	$5,466
Variable lease cost	1,274	1,365
Less: sublease income	(2,106)	(2,188)
Total operating lease cost	$4,694	$4,643

(1) Includes short-term leases, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended,
	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,585	$5,555
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$1,908	$—

	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	4.2	4.4
Weighted-average discount rate:
Operating leases	5.0%	5.0%

Future minimum lease payments and related lease liabilities as of March 31, 2022 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2022 (remaining 9 months)	$14,479	$(5,470)	$9,009
2023	19,179	(7,618)	11,561
2024	17,253	(7,610)	9,643
2025	15,374	(7,386)	7,988
2026	6,586	(935)	5,651
Thereafter	3,244	—	3,244
Total lease payments	76,115	(29,019)	47,096
Less: imputed interest	(7,908)	—	(7,908)
Present value of lease liabilities:	$68,207	$(29,019)	$39,188

Less: current obligations under leases (accrued liabilities)	16,277
Noncurrent operating lease liabilities	$51,930

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of March 31, 2022, the Company’s total future unconditional purchase obligations were approximately $116.6 million.

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of March 31, 2022, the Company had total purchase commitments for inventory of $9.8 million, of which $2.9 million was accrued in the Condensed Consolidated Balance Sheet.

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

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company reports its financial results within two reportable segments: (1) Intellectual Property (“IP”) Licensing and (2) Product. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The Company’s Chief Executive Officer is also the CODM as defined by the authoritative guidance on segment reporting.

The IP Licensing segment consists primarily of licensing the Company’s innovations to leading companies in the broader entertainment and semiconductor industries, and those developing new technologies that will help drive the industries forward. Licensing arrangements include access to one or more of the Company’s foundational patent portfolios and may also include access to some of its industry-leading technologies and proven know-how.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue:
IP Licensing segment	$138,531	$98,014
Product segment	118,889	123,582
Total revenue	257,420	221,596
Operating expenses:
IP Licensing segment	35,292	33,567
Product segment	97,511	108,563
Unallocated operating expenses (1)	71,648	69,067
Total operating expenses	204,451	211,197
Operating income:
IP Licensing segment	103,239	64,447
Product segment	21,378	15,019
Unallocated operating expenses (1)	(71,648)	(69,067)
Total operating income	$52,969	$10,399

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

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended
	March 31, 2022		March 31, 2021
U.S.	$182,846	71%	$131,498	59%
Japan	18,884	7	26,444	12
South Korea	7,056	3	18,513	9
Europe and Middle East	13,020	5	16,422	7
Other	35,614	14	28,719	13
	$257,420	100%	$221,596	100%

For the three months ended March 31, 2022 and 2021, there were one customer and no customers, respectively, that each accounted for 10% or more of total revenue. As of both March 31, 2022 and December 31, 2021, there was one customer that individually accounted for 10% or more of total accounts receivable.

NOTE 17 - SUBSEQUENT EVENTS

On April 29, 2022, the Board declared a cash dividend of $0.05 per share of common stock, payable on June 21, 2022 to the stockholders of record at the close of business on May 31, 2022.

At the 2022 annual stockholders meeting on April 29, 2022, shareholders approved (i) an amendment to the 2020 EIP adding an additional 8.8 million shares to the share reserve and (ii) an amendment to the 2020 ESPP adding an additional 6.0 million shares to the share reserve.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to promote understanding of the results of operations and financial condition and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2021 found in the Form 10-K filed by Xperi Holding Corporation on February 24, 2022 (the “Form 10-K”).

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

Business Overview

On December 18, 2019, Xperi Corporation (“Xperi”) entered into a definitive agreement with TiVo Corporation (“TiVo”), to combine in an all-stock merger of equals transaction (the “Mergers”). Following consummation of the Mergers on June 1, 2020, Xperi Holding Corporation (“we”) became the parent company of both Xperi and TiVo.

We are a leading consumer and entertainment product/solutions licensing company and one of the industry’s largest intellectual property licensing platforms, with a diverse portfolio of media and semiconductor intellectual property and more than 11,000 patents and patent applications worldwide. We create extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, we have created a unified ecosystem that reaches highly engaged consumers, uncovering significant new business opportunities, now and in the future. Our technologies are integrated into billions of consumer devices, media platforms, and semiconductors worldwide, driving increased value for partners, customers and consumers. Headquartered in Silicon Valley with operations around the world, we have approximately 1,950 employees and more than 35 years of operating experience.

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

Actions by United States federal, state and local governments, as well as by foreign governments, to address the COVID-19 pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, also had a significant adverse effect on the markets in which we conduct our businesses. COVID-19 poses the risk that our workforce, suppliers, and other partners may be prevented from conducting normal business activities for an extended period of time, including due to shutdowns or stay-at-home orders that may be requested or mandated by governmental authorities. We have implemented policies to allow our employees to work remotely as a result of the pandemic as we reviewed processes related to workplace safety, including social distancing and sanitation practices recommended by the Centers for Disease Control and Prevention (“CDC”). The COVID-19 pandemic could also cause delays in acquiring new customers and executing license renewals, and changes in consumer behaviors in response to the pandemic and related impacts may also affect our business operations and financial performance.

After surges in daily cases and hospitalization associated with the Omicron variant from late 2021 to early 2022, reported COVID-19 cases and hospitalizations declined sharply in the U.S. in spring 2022. In response, the CDC and state/local governments have eased restrictive measures aimed at slowing transmission. At the same time, the recent, rapid spread of the highly transmissible BA.2 Omicron subvariant is causing a significant rise in COVID-19 cases in parts of Europe and in Asia, raising concerns that the U.S. could experience another COVID-19 surge in the foreseeable future.

Our operations and those of our customers have also been negatively impacted by certain trends arising from the COVID-19 pandemic, including labor market constraints, shortage of semiconductor components and manufacturing capacities, and delays in shipments, product development and product launches. In addition, the widespread supply chain disruption has impeded global and regional economic activities, such as consumer spending and product availabilities, which has adversely affected our business operations and financial results, and such disruption may continue to negatively impact our operations. Moreover, the COVID-19 pandemic, its related impact, and United States federal, state and foreign government policies enacted to combat the pandemic have contributed to a recent rise of inflation that may increase the cost of our operations and reduce demand for our products and services and those of our customers, which may adversely affect our financial performance.

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

The full extent of the future impact of the COVID-19 pandemic on our operational and financial performance is uncertain and will depend on many factors outside our control, including, without limitation, the timing, extent, trajectory and duration of the pandemic; the availability, distribution and effectiveness of vaccines; the spread of new variants of COVID-19; the continued and renewed imposition of protective public safety measures; the continuing global disruption in supply chains in our industries; rising inflation rates and costs of goods; and the impact of the pandemic on the global economy and demand for consumer products. Although we are unable to predict the full impact and duration of the COVID-19 pandemic on our business, we are actively managing our financial expenditures in response to continued uncertainty. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors of the Form 10-K.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our technologies and intellectual property (“IP”) rights to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue:	100	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	11	13
Research, development and other related costs	23	25
Selling, general and administrative	27	30
Depreciation expense	2	2
Amortization expense	15	24
Litigation expense	1	1
Total operating expenses	79	95
Operating income	21	5
Interest expense	3	5
Other income (expense), net	—	—
Income before taxes	18	—
Provision for (benefit from) income taxes	9	(2)
Net income	9%	2%

Revenue (in thousands, except for percentages):

	Three Months Ended
	March 31, 2022	March 31, 2021	Increase/ (Decrease)	% Change
Revenue	$257,420	$221,596	$35,824	16%

The $35.8 million, or 16% increase in revenue for the three months ended March 31, 2022, compared to the same period in the prior year, was primarily due to the execution of a new, multi-year license agreement with Micron Technology for which a meaningful portion of the total revenue was recognized in the quarter, partially offset by a decline in Product revenue driven largely by a significant settlement of past royalties from a customer in the first quarter of 2021 and by continued supply chain disruptions from the COVID-19 pandemic.

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

Cost of revenue, excluding depreciation and amortization of intangible assets, for the three months ended March 31, 2022 was $27.7 million, as compared to $28.1 million for the three months ended March 31, 2021, a decrease of $0.4 million. The decrease was primarily attributable to lower hardware product-related costs due to a decline in hardware product sales in the first quarter of 2022.

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

R&D expense for the three months ended March 31, 2022 was $59.4 million, as compared to $55.2 million for the three months ended March 31, 2021, an increase of $4.2 million. The increase was primarily due to employees hired in connection with the acquisition of certain assets of MobiTV (the “MobiTV Acquisition”) in May 2021, as well as hiring of employees that were previously outsourced, partially offset by reductions in outside services and contractor expenditure in the first quarter of 2022.

We believe that a significant level of R&D expense will be required for us to remain competitive in the future. We also anticipate that R&D expense will increase in 2022 when compared to 2021 primarily due to the inclusion of a full year of expense in 2022 related to the employees added in connection with the MobiTV Acquisition during 2021.

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

Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2022 were $70.4 million, as compared to $67.4 million for the three months ended March 31, 2021, an increase of $3.0 million. The increase was due principally to incremental stock-based compensation recognized in connection with the accelerated vesting of outstanding restricted stock units upon the separation of a former executive, and an increase in costs related to planned business separation, partially offset by a reduction in the provision for credit losses, and decreases in severance and retention expenses in the first quarter of 2022.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2022 was $5.9 million, as compared to $5.7 million for the three months ended March 31, 2021, an increase of $0.2 million.

Amortization Expense

Amortization expense for the three months ended March 31, 2022 was $39.3 million, as compared to $52.2 million for the three months ended March 31, 2021, a decrease of $12.9 million. The decrease was due to certain acquired intangible assets becoming fully amortized over the past six months.

With the Mergers, we anticipate that amortization expense will continue to be a significant expense since we acquired approximately $878 million in intangible assets which will be amortized over the next several years. See “Note 8 – Goodwill and Identified Intangible Assets” in the Notes to Condensed Consolidated Financial Statements for additional information.

Litigation Expense

Litigation expense for the three months ended March 31, 2022 was $1.8 million, as compared to $2.5 million for the three months ended March 31, 2021, a decrease of $0.7 million. The decrease was primarily due to reduced case activity.

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

Stock-based Compensation Expense

The following table sets forth our stock-based compensation (“SBC”) expense for the three and nine months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of revenue, excluding depreciation and amortization of intangible assets	$628	$323
Research, development and other related costs	5,475	4,347
Selling, general and administrative	10,701	8,549
Total stock-based compensation expense	$16,804	$13,219

Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. The increase in SBC expense for the three months ended March 31, 2022, compared to the corresponding period in 2021, was primarily a result of incremental SBC recognized, in the first quarter of 2022, in connection with the accelerated vesting of outstanding restricted stock units upon the separation of a former executive, and secondarily from the vesting of stock award grants made in 2021 to increased employees resulting from the Mergers and the MobiTV Acquisition.

Interest Expense

Interest expense for the three months ended March 31, 2022 was $8.4 million, as compared to $11.3 million for the three months ended March 31, 2021. The decrease in interest expense was primarily due to a reduction in interest rate as a result of the debt refinancing in June 2021 described below, and secondly to a lower average debt balance as compared to the same period in 2021 as we continued to pay down principal balance during the intervening period.

We anticipate interest expense will decrease in 2022 when compared to 2021 as a result of a full year of the lower debt balance and amortization of debt discount and issuance costs. However, those reductions could potentially be offset by increasing interest rates since our interest rate is variable.

Other Income and Expense, Net

Other income and expense, net, for the three months ended March 31, 2022 was $1.0 million, as compared to $1.4 million for the three months ended March 31, 2021. Other income and expense, net, was slightly higher in the first quarter of 2021 due principally to miscellaneous other income.

Provision for Income Taxes

Our provision for income taxes is based on our worldwide estimated annualized effective tax rate. For jurisdictions in which a loss is forecast but no benefit can be realized for those losses, the tax is estimated separately. In certain circumstances we also record the income tax effects of discrete transactions in the quarter in which the transaction has occurred. Foreign withholding taxes, U.S. federal and state income taxes, and unrealized foreign exchange loss from the prior year South Korea refund claims are the primary drivers of income tax expense and the primary reasons for cash tax payments of income taxes. For the three months ended March 31, 2022, our effective tax rate varies significantly from the 21% U.S. federal tax rate due to foreign withholding taxes, BEAT, state income taxes, and unrealized foreign exchange loss from prior year South Korea refund claims.

For the three months ended March 31, 2022, we recorded an income tax expense of $21.5 million on pretax income of $45.5 million, which resulted in an effective tax rate of 47.3%. The income tax provision for the three months ended March 31, 2022 was primarily related to foreign withholding taxes, U.S. federal and state income taxes, and unrealized foreign exchange loss from prior year South Korea refund claims. For the three months ended March 31, 2021, we recorded an income tax benefit of $4.0 million on pretax income of $0.5 million, which resulted in an effective tax rate of (786.4)%. The income tax benefit for the three months ended March 31, 2021 was primarily related to foreign withholding taxes, BEAT, and unrealized foreign exchange loss from prior year South Korea refund claims.

The year-over-year increase in income tax expense for the quarter ended March 31, 2022 is largely attributable to the application of a negative effective tax rate to the March 31, 2021 year-to-date U.S. pre-tax income.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that it was not more-likely-than-not that we would realize our federal, certain state and certain foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset forecasted future tax liabilities. In the future, we may release our deferred tax asset valuation allowance associated with our federal, state or foreign deferred tax assets depending on achievement of future profitability in relevant jurisdictions or the implementation of tax planning strategies that enable us to utilize deferred tax assets. There can be no assurance that we will generate profits or implement tax strategies in future periods enabling us to fully realize our deferred tax assets. The timing of recording a deferred tax asset valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be known in advance. We intend to continue maintaining a full valuation allowance on our federal deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of these allowances. However, given our current earning and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of our federal valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain federal deferred tax assets and a decrease to income tax expense for the period the release is recorded.

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

In our IP Licensing segment, we primarily license our innovations to leading companies in the broader entertainment and semiconductor industries, and those developing new technologies that will help drive the industries forward. Licensing arrangements include access to one or more of our foundational patent portfolios and may also include access to some of our industry-leading technologies and proven know-how. In our Product segment, we derive the majority of the revenue from licensing our technology to customers primarily through Technology License arrangements and Technology Solutions arrangements. For Technology License arrangements, the customer obtains rights to the technology delivered at the commencement of the agreement. For Technology Solutions arrangements, the customer receives access to a platform, media or data that includes frequent updates, where access to such updates is critical to the functionality of the technology.

We do not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth our segments’ revenue, operating expenses and operating income (in thousands):

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue:
IP Licensing segment	$138,531	$98,014
Product segment	118,889	123,582
Total revenue	257,420	221,596
Operating expenses:
IP Licensing segment	35,292	33,567
Product segment	97,511	108,563
Unallocated operating expenses (1)	71,648	69,067
Total operating expenses	204,451	211,197
Operating income:
IP Licensing segment	103,239	64,447
Product segment	21,378	15,019
Unallocated operating expenses (1)	(71,648)	(69,067)
Total operating income	$52,969	$10,399

(1)

Unallocated operating expenses consist primarily of selling, marketing, general and administrative expenses, including administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of our business segments.

For the three months ended March 31, 2022, the unallocated operating expenses were $71.6 million, compared to $69.1 million for the three months ended March 31, 2021. The increase of $2.5 million was due principally to incremental stock-based compensation recognized in connection with the accelerated vesting of outstanding restricted stock units upon the separation of a former executive, and an increase in costs related to planned business separation, partially offset by a reduction in the provision for credit losses, and decreases in severance and retention expenses in the first quarter of 2022.

The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. As of March 31, 2022, we had a total of $850.1 million in goodwill, and approximately $322.3 million of which was allocated to our IP Licensing segment and approximately $527.8 million of which was allocated to our Product segment.

IP Licensing Segment

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$138,531	$98,014
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	290	146
Research, development and other related costs	9,155	7,225
Litigation	1,078	1,443
Depreciation	242	253
Amortization	24,527	24,500
Total operating expenses	35,292	33,567
Total operating income	$103,239	$64,447

IP Licensing revenue for the three months ended March 31, 2022 was $138.5 million as compared to $98.0 million for the three months ended March 31, 2021, an increase of $40.5 million. The increase was primarily attributable to the execution of a new, multi-year license agreement with Micron Technology for which a meaningful portion of the total revenue was recognized in the quarter, partially offset by a decline in revenue from the Media IP licensing business due to past royalty revenue recorded in the first quarter of 2021.

Operating expenses for the three months ended March 31, 2022 were $35.3 million, as compared to $33.6 million for the three months ended March 31, 2021, an increase of $1.7 million. The increase was primarily due to an increase in R&D cost due to increased headcount and personnel cost as well as investments in both Media and Semiconductor technology, partially offset by a decrease in litigation expense.

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

Operating income for the three months ended March 31, 2022 was $103.2 million compared to operating income of $64.4 million for the three months ended March 31, 2021, and the increase was due to reasons stated above, including the execution of a new, multi-year Semiconductor IP license agreement.

Product Segment

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenue	$118,889	$123,582
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	27,407	27,986
Research, development and other related costs	50,215	47,998
Litigation	675	1,090
Depreciation	4,422	3,794
Amortization	14,792	27,695
Total operating expenses	97,511	108,563
Total operating income	$21,378	$15,019

Product revenue for the three months ended March 31, 2022 was $118.9 million as compared to $123.6 million for the three months ended March 31, 2021, a decrease of $4.7 million. The decrease was primarily due to a significant settlement of past royalties from a customer in the first quarter of 2021, and to continued supply chain constraints that impacted our customers’ shipment volumes in Connected Car and Consumer Electronics.

Operating expenses for the three months ended March 31, 2022 were $97.5 million, as compared to $108.6 million for the three months ended March 31, 2021, a decrease of $11.1 million. The decrease was primarily driven by lower amortization expense, partially offset by an increase in R&D cost primarily due to employees hired in connection with the MobiTV Acquisition in May 2021. The lower amortization was attributable to certain intangible assets becoming fully amortized over the past six months.

Operating income in the three months ended March 31, 2022 was $21.4 million compared to operating income of $15.0 million in the three months ended March 31, 2021, and the increase was due to the reasons stated above.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented.

	As of
(in thousands, except for percentages)	March 31, 2022	December 31, 2021
Cash and cash equivalents	$214,095	$201,121
Short-term investments	52,720	60,534
Total cash, cash equivalents and short-term investments	$266,815	$261,655
Percentage of total assets	11%	11%

	Three Months Ended
	March 31, 2022	March 31, 2021
Net cash from operating activities	$46,273	$26,729
Net cash from investing activities	$3,064	$(17,387)
Net cash from financing activities	$(35,671)	$(44,033)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments. Cash, cash equivalents and short-term investments were $266.8 million at March 31, 2022, an increase of $5.1 million from $261.7 million at December 31, 2021. This increase resulted primarily from $46.3 million in cash generated from operations and $8.0 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans, which was partially offset by $5.2 million in dividends paid, $28.3 million in repurchases of common stock, $10.1 million in repayment of long-term debt, and $4.3 million of capital expenditures. Cash and cash equivalents totaled $214.1 million at March 31, 2022, an increase of $13.0 million from $201.1 million at December 31, 2021.

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

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. Other than the principal payment of $10.1 million made by us under the Refinanced Term B Loans in March 2022, our cash requirements have not changed materially since December 31, 2021.

In addition to our cash requirements, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan.

Quarterly Dividends

In April 2022, our Board of Directors authorized payment of a quarterly dividend of $0.05 per share, to be paid in June 2022. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments.

Stock Repurchase Plan

On June 12, 2020, our Board of Directors terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”) providing for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through March 31, 2022, we have repurchased an aggregate of approximately 10.0 million shares of common stock at a total cost of $172.2 million at an average price of $17.24. During the three months ended March 31, 2022, we repurchased an aggregate of approximately 1.0 million shares of common stock at a total cost of $17.3 million at an average price of $16.78. As of March 31, 2022, the total remaining amount available for repurchase under the Plan was $77.8 million. We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. In addition, as we plan for the separation of our Product business and IP Licensing business we may reduce or suspend share repurchases as we plan for the capital needs of two independent businesses. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

From 2020 through the first quarter of 2022, we generated approximately $709 million of cash flows from operating activities. While we expect to continue to generate cash flows from operating activities in 2022, the COVID-19 pandemic continues to present uncertainties as to the level of such cash flows as compared to prior years. Additionally, transaction costs relating to the planned separation of our two business segments are expected to impact operating cash flow for at least the next 6 months. We have taken actions to manage cash flows by reducing discretionary spending and other variable costs, and closely monitoring receivables and payables.

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

Cash Flows from Operating Activities

Cash flows provided by operations were $46.3 million for the three months ended March 31, 2022, primarily due to our net income of $24.0 million being further adjusted for non-cash items of depreciation of $5.9 million, amortization of intangible assets of $39.3 million and stock-based compensation expense of $16.8 million. These increases were partially offset by $40.8 million in changes in operating assets and liabilities including payment during the quarter of employee bonuses earned in 2021.

Cash flows provided by operations were $26.7 million for the three months ended March 31, 2021, primarily due to our net income of $4.5 million being further adjusted for non-cash items of depreciation of $5.7 million, amortization of intangible assets of $52.5 million and stock-based compensation expense of $13.2 million. These increases were partially offset by $52.8 million in changes in operating assets and liabilities including payment during the quarter of employee bonuses earned in 2020.

Cash Flows from Investing Activities

Net cash provided by investing activities was $3.1 million for the three months ended March 31, 2022, primarily related to maturities and sales of securities of $12.0 million, partially offset by purchases of short-term investments of $4.5 million and capital expenditures of $4.3 million.

Net cash used in investing activities was $17.4 million for the three months ended March 31, 2021, primarily related to purchases of short-term investments of $42.5 million and capital expenditures of $1.8 million, partially offset by maturities and sales of securities of $26.9 million.

Capital Expenditures

Our capital expenditures for property, plant, and equipment consist primarily of purchases of computer hardware and software, information systems, production and test equipment. During the three months ended March 31, 2022 and 2021, we spent $4.3 million and $1.8 million on capital expenditures, respectively, and we expect capital expenditures in 2022 to be between $20.0 million to $25.0 million. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $35.7 million for the three months ended March 31, 2022 principally due to $10.1 million in repayment of indebtedness, $5.2 million in dividends paid, and $28.3 million in repurchases of common stock, partially offset by $8.0 million in proceeds due to the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

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

Long-term Debt

On June 8, 2021, we amended that certain Credit Agreement dated June 1, 2020 by and among us, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “2020 Credit Agreement”). The 2020 Credit Agreement initially provided for a five-year senior secured term B loan facility in an aggregate principal amount of $1,050 million (the “2020 Term B Loan Facility”). In connection with the amendment (the “Amendment”), we made a voluntary prepayment of $50.6 million of the term loan outstanding under the 2020 Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a new tranche of term loans (the “Refinanced Term B Loans”) in an aggregate principal amount of $810.0 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of base rate loans, 2.50% per annum and (y) in the case of Eurodollar loans, LIBOR plus a margin of 3.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the Refinanced Term B Loans within six months of the closing date of the Amendment, (iv) an extension of the maturity to June 8, 2028, and (v) certain additional amendments, including amendments to provide us with additional flexibility under the covenant governing restricted payments. We commenced repaying quarterly installments under the Refinanced Term B Loans in the third quarter of 2021.

At March 31, 2022, $779.6 million was outstanding under the Refinanced Term B Loans with an interest rate, including amortization of debt discount and issuance costs, of 4.2%. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $30.4 million for the remainder of 2022, $40.5 million in each year from 2023 through 2027, with the remaining principal balance of $546.8 million due in 2028. We are obligated to pay a portion of excess cash flow on an annual basis beginning in March 2023 based on certain leverage ratios and our excess cash flow generated for the immediately preceding calendar year. The Refinanced Term B Loans contain customary covenants, and as of March 31, 2022, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2022, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.

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

Evaluation of Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Xperi Holding Corporation, including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Xperi Holding Corporation’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected or are reasonably likely to materially affect our internal control over financial reporting, except as noted below.

To prepare for business separation, in January 2022 we implemented a new enterprise resource planning system for our IP Licensing business for various financial reporting and operational purposes. In connection with this implementation and related business process changes, we replaced multiple internal controls that were previously considered effective with new or modified controls.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce our respective patents and other intellectual property rights, to enforce the terms of license agreements, to protect trade secrets, to determine the validity and scope of the proprietary rights of others and to defend ourselves or our customers against claims of infringement or invalidity. We expect to continue to be involved in similar legal proceedings in the future, including proceedings regarding infringement of our patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of our license agreements.

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

Videotron Patent Infringement Litigation

On June 23, 2017, Rovi Guides, Inc. and TiVo Solutions Inc. (together, “TiVo”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”).  Videotron was a prior licensee under the Rovi patent portfolio.  The first week of trial on four patents was held the week of March 9, 2020.  The Federal Court of Canada closed due to the COVID-19 pandemic on March 16, 2020, and the trial was temporarily stayed.  The trial resumed on May 25, 2020, conducted remotely by video, and concluded on June 17, 2020.  The parties filed their written closing submissions on September 30, 2020.  The closing arguments were held in January 2021.  On May 6, 2022, the Court posted a docket entry stating that it intends to issue the Confidential Reasons and Judgment in Videotron 1 on June 3, 2022.

On May 21, 2021, Rovi filed a patent infringement complaint against Videotron in Toronto, Canada, alleging infringement of four patents (“Videotron 2”). On July 21, 2021, the Federal Court of Canada held a case management conference in Videotron 2, shortly before which Videotron filed a motion to strike various portions of the statement of claim. On October 22, 2021, the Court held a hearing on Videotron’s motion to strike. On March 22, 2022, the Court issued an order on Videotron’s motion to strike, dismissing the motion in its entirety. On April 1, 2022, Videotron filed an appeal of the Court’s order dismissing Videotron’s motion to strike. A hearing on Videotron’s appeal is scheduled for May 31, 2022. A case management conference is scheduled for June 6, 2022.

Bell and Telus Patent Infringement Litigation

On January 19, 2018, TiVo filed a patent infringement complaint against Bell Canada (and four of its affiliates) in Toronto, Canada, alleging infringement of six patents (“Bell 1”).  On February 2, 2018, TiVo filed a patent infringement complaint against Telus Corporation (and two of its affiliates) in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”).  Bell Canada and Telus Corporation were previously indirectly licensed to some of Rovi’s patents through a prior agreement between Rovi and one of their suppliers.  Bell 1and Telus 1 are being heard together for purposes of pre-trial and trial proceedings.  On August 27, 2019, the Court issued an order bifurcating the liability phase from the damages phase of the cases.  There is no set trial date or procedural schedule for the damages phase of the cases.  The liability and injunction trial on four patents was held from July 13 – August 6, 2020.  The closing arguments were held in January 2021.  On May 6, 2022, the Court posted a docket entry stating that it will advise the parties of the anticipated date of the judgment in Bell 1 and Telus 1 promptly after it issues the Confidential Reasonings and Judgment in Videotron 1 on June 3, 2022.

On July 27, 2021, Rovi filed a patent infringement complaint against Bell Canada and four of its affiliates, Telefonaktiebolaget L M Ericsson and Ericsson Canada Inc., and MK Systems USA Inc. and MK Mediatech Canada Inc. (collectively, “Defendants”) in Toronto, Canada, alleging infringement of four patents (“Bell 2”). The Defendants filed a motion to strike various portions of the statement of claim in Bell 2. On October 22, 2021, the Federal Court of Canada held a hearing on Defendants’ motion to strike. On March 22, 2022, the Court issued an order on Defendants’ motion to strike, dismissing-in-part and granting-in-part. On April 1, 2022, the Defendants filed a Notice of Motion to Appeal the Court’s order on Defendants’ motion to strike. A hearing on Defendants’ appeal is scheduled for May 31, 2022. No further dates have been set.

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

In September 2020, the Patent Trial and Appeal Board (“PTAB”) instituted IPRs of several patents-in-suit. The parties stipulated to an order staying the litigation pending resolution of the IPR proceedings, and to dismissal of claims relating to two patents. As a result, there are three patents-in-suit remaining. One patent has no IPRs pending against it. Two patents are subject to IPRs. On June 9, 2021, the PTAB held oral arguments in the IPRs. On September 1, 2021, the PTAB issued final written decisions in the IPRs in which it found all challenged claims of the two patents invalid. On November 1, 2021, Invensas filed appeals of each of the IPR decisions with the United States Court of Appeals for the Federal Circuit. Invensas filed its opening brief on March 14, 2022. NVIDIA’s response brief is due May 25, 2022, and Invensas’s reply brief is due June 15, 2022. No date has been set yet for oral argument. The District Court Litigation will remain stayed pending the outcome of the IPR appeals.

Item 1A. Risk Factors

Except as set forth below, there were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021, which is incorporated by reference herein.

Uncertainty and instability resulting from the conflict between Russia and Ukraine could negatively impact our business, financial condition and operations.

Russia’s recent invasion of Ukraine and the uncertainty surrounding the escalating conflict could negatively impact global and regional economic conditions and financial markets, which may adversely affect our business operations.  In response to the conflict, the U.S., European Union and other countries have imposed financial and economic sanctions against Russia and certain businesses and companies associated with Russia, which are creating, and may continue to create, market disruption and volatility and instability in the geopolitical environment. The extent to which this conflict escalates to other countries and the resulting impact of sanctions on the global market, including supply chain disruptions, shortages of energy supplies and raw materials, inflation and rising cost of fuels and transportation, cyberwarfare, consumer confidence, and spending in the United States and other countries in which we operate, remains uncertain. While we do not currently generate sales or have locations or employees in those two countries, we outsource some of our engineering activities to a small number of third-party contractors that have employees and operations located in Ukraine, and any escalation of conflicts in the area could have an adverse impact on our third-party contractors. In addition, continued conflict and the resulting uncertainty would negatively impact certain of our customers who either have operations or derive sales in the region, which could ultimately have an adverse effect on us. If the war continues without resolution, it may lead to further sanctions, embargoes, regional instability, geopolitical shifts and recession in the global economy, any of which may adversely affect our business and financial conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

(in thousands, except share price)	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program (a)
2022
January	—	$—	—
February	—	—	—
March	1,029	16.78	1,029
Total	1,029	$16.78	1,029	$77,772

(a) Calculated as of March 31, 2022. On June 12, 2020, our Board of Directors authorized a stock repurchase program providing for the repurchase of up to $150.0 million of our common stock. The timing, price and volume of repurchases will be based on market conditions, relevant securities laws and other factors. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. The program may be discontinued or amended at any time and has no specified expiration date. On April 22, 2021, our Board of Directors approved an increase in the repurchase authorization under the program by $100.0 million. All repurchases in the three months ended March 31, 2022 were made under this program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1*	Separation Agreement and Release dated February 18, 2022 between the Company and Samir Armaly

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 9, 2022

XPERI HOLDING CORPORATION

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer