Form 10-Q
period 2022-06-30
Xperi Holding Corp
filed 2022-08-08
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the registrant’s common stock as of July 25, 2022 was 104,195,026.

XPERI HOLDING CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue:	$234,018	$222,272	491,438	443,868
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	27,074	26,884	54,771	55,014
Research, development and other related costs	62,145	54,408	121,515	109,603
Selling, general and administrative	72,116	67,668	142,562	135,128
Depreciation expense	5,505	5,514	11,371	11,198
Amortization expense	39,166	52,242	78,485	104,437
Litigation expense	3,161	2,302	4,914	4,835
Total operating expenses	209,167	209,018	413,618	420,215
Operating income	24,851	13,254	77,820	23,653
Interest expense	(9,440)	(10,555)	(17,868)	(21,868)
Other income, net	254	564	1,221	1,989
Loss on debt extinguishment	-	(8,012)	-	(8,012)
Income (loss) before taxes	15,665	(4,749)	61,173	(4,238)
Provision for (benefit from) income taxes	22,138	(2,876)	43,670	(6,891)
Net income (loss)	(6,473)	(1,873)	$17,503	$2,653
Less: net loss attributable to noncontrolling interest	(848)	(755)	(1,816)	(1,516)
Net income (loss) attributable to the Company	$(5,625)	$(1,118)	$19,319	$4,169
Income (loss) per share attributable to the Company:
Basic	$(0.05)	$(0.01)	$0.19	$0.04
Diluted	$(0.05)	$(0.01)	$0.18	$0.04

Weighted average number of shares used in per share calculations-basic	104,001	104,906	103,841	104,923
Weighted average number of shares used in per share calculations-diluted	104,001	104,906	105,362	107,667

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income (loss)	$(6,473)	$(1,873)	$17,503	$2,653
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(2,025)	80	(2,918)	(965)
Net unrealized loss on available-for-sale debt securities	143	34	22	-
Other comprehensive income (loss), net of tax	(1,882)	114	(2,896)	(965)
Comprehensive income (loss)	(8,355)	(1,759)	14,607	1,688
Less: comprehensive loss attributable to noncontrolling interest	(848)	(755)	(1,816)	(1,516)
Comprehensive income (loss) attributable to the Company	$(7,507)	$(1,004)	$16,423	$3,204

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$275,319	$201,121
Available-for-sale debt securities	10,495	60,534
Accounts receivable, net of allowance for credit losses of $2,740 and $3,102, respectively	128,979	143,683
Unbilled contracts receivable, net	121,704	77,677
Other current assets	41,258	36,459
Total current assets	577,755	519,474
Long-term unbilled contracts receivable	43,021	4,107
Property and equipment, net	58,096	60,974
Operating lease right-of-use assets	62,149	68,498
Intangible assets, net	739,354	817,916
Goodwill	850,100	851,088
Other long-term assets	150,826	147,965
Total assets	$2,481,301	$2,470,022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,679	$7,811
Accrued liabilities	116,007	110,705
Current portion of long-term debt, net	36,210	36,095
Deferred revenue	44,003	35,136
Total current liabilities	210,899	189,747
Deferred revenue, less current portion	32,153	37,107
Long-term deferred tax liabilities	18,227	19,848
Long-term debt, net	711,259	729,392
Noncurrent operating lease liabilities	48,452	54,658
Other long-term liabilities	104,086	98,842
Total liabilities	1,125,076	1,129,594
Commitments and contingencies (Note 15)
Company stockholders’ equity:
Preferred stock: $0.001 par value; (2022: authorized 15,000 shares; 2021: authorized 15,000 shares; and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2022: authorized 350,000 shares, issued 115,764 shares, outstanding 104,030 shares; 2021: authorized 350,000 shares, issued 113,460, outstanding 103,260 shares)	116	113
Additional paid-in capital	1,380,814	1,340,480
Treasury stock at cost (2022: 11,734 shares; 2021: 10,200 shares)	(206,757)	(178,022)
Accumulated other comprehensive loss	(3,648)	(752)
Retained earnings	196,715	187,814
Total Company stockholders’ equity	1,367,240	1,349,633
Noncontrolling interest	(11,015)	(9,205)
Total equity	1,356,225	1,340,428
Total liabilities and equity	$2,481,301	$2,470,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$17,503	$2,653
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment	11,371	11,198
Amortization of intangible assets	78,485	104,437
Stock-based compensation expense	32,284	28,054
Deferred income taxes	(1,641)	(1,796)
Loss on debt extinguishment	—	8,012
Other	3,148	8,289
Changes in operating assets and liabilities:
Accounts receivable	14,820	(9,260)
Unbilled contracts receivable	(82,767)	5,978
Other assets	(1,291)	(24,096)
Accounts payable	6,868	1,307
Accrued and other liabilities	4,340	(44,096)
Deferred revenue	3,913	(7,701)
Net cash from operating activities	87,033	82,979
Cash flows from investing activities:
Purchases of property and equipment	(8,870)	(4,858)
Proceeds from sale of property and equipment	86	19
Net cash paid for acquisitions	—	(17,400)
Purchases of intangible assets	(233)	(92)
Purchases of short-term investments	(4,490)	(45,755)
Proceeds from sales of investments	28,254	44,321
Proceeds from maturities of investments	26,053	17,550
Net cash from investing activities	40,800	(6,215)
Cash flows from financing activities:
Dividends paid	(10,418)	(10,514)
Repayment of debt	(20,250)	(63,750)
Proceeds from debt, net of debt discount and issuance costs	—	(6,843)
Proceeds from employee stock purchase program and exercise of stock options	8,059	7,247
Repurchases of common stock	(28,735)	(43,324)
Net cash from financing activities	(51,344)	(117,184)
Effect of exchange rate changes on cash and cash equivalents	(2,291)	(808)
Net increase (decrease) in cash and cash equivalents	74,198	(41,228)
Cash and cash equivalents at beginning of period	201,121	170,188
Cash and cash equivalents at end of period	$275,319	$128,960
Supplemental disclosure of cash flow information:
Interest paid	$15,590	$17,677
Income taxes paid, net of refunds	$13,400	$14,909

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

XPERI HOLDING CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended June 30, 2022	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total Equity
Balance at April 1, 2022	103,921	$116	$1,365,277	11,726	$(206,350)	$(1,766)	$207,539	$(10,169)	$1,354,647
Issuance of subsidiary shares to noncontrolling interest	—	—	(2)	—	—	—	—	2	—
Net loss	—	—	—	—	—	—	(5,625)	(848)	(6,473)
Other comprehensive loss	—	—	—	—	—	(1,882)	—	—	(1,882)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,199)	—	(5,199)
Issuance of common stock in connection with exercise of stock options	4	—	58	—	—	—	—	—	58
Issuance of restricted stock, net of shares canceled	129	—	—	—	—	—	—	—	—
Repurchases of common stock, shares exchanged	(24)	—	—	24	(407)	—	—	—	(407)
Shares exchanged and returned to assumed plans	—	—	—	(16)	—	—	—	—	—
Stock-based compensation expense	—	—	15,481	—	—	—	—	—	15,481
Balance at June 30, 2022	104,030	$116	$1,380,814	11,734	$(206,757)	$(3,648)	$196,715	$(11,015)	$1,356,225

	Total Company Stockholders' Equity
Six Months Ended June 30, 2022	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Interest	Total Equity
Balance at January 1, 2021	103,260	$113	$1,340,480	10,200	$(178,022)	$(752)	$187,814	$(9,205)	$1,340,428
Issuance of subsidiary shares to noncontrolling interest	—	—	(6)	—	—	—	—	6	—
Net income (loss)	—	—	—	—	—	—	19,319	(1,816)	17,503
Other comprehensive loss	—	—	—	—	—	(2,896)	—	—	(2,896)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(10,418)	—	(10,418)
Issuance of common stock in connection with exercise of stock options	5	—	63						63
Issuance of common stock in connection with employee stock purchase plan	739	1	7,993	—	—	—	—	—	7,994
Issuance of restricted stock, net of shares canceled	1,738	2	—	—	—	—	—	—	2
Repurchases of common stock, shares exchanged	(683)	—	—	683	(11,475)	—	—	—	(11,475)
Shares exchanged and returned to assumed plans				(178)
Repurchases of common stock	(1,029)	—	—	1,029	(17,260)	—	—	—	(17,260)
Stock-based compensation expense	—	—	32,284	—	—	—	—	—	32,284
Balance at June 30, 2022	104,030	$116	$1,380,814	11,734	$(206,757)	$(3,648)	$196,715	$(11,015)	$1,356,225

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

XPERI HOLDING CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

On December 18, 2019, Xperi Corporation (“Xperi”) entered into an Agreement and Plan of Merger and Reorganization with TiVo Corporation (“TiVo”) to combine in an all-stock merger of equals transaction (the “Mergers”). Immediately following the consummation of the Mergers on June 1, 2020 (the “Merger Date”), Xperi Holding Corporation (the “Company”), a Delaware corporation founded in December 2019 under the name “XRAY-TWOLF HoldCo Corporation,” became the parent company of both Xperi and TiVo. The common stock of Xperi and TiVo were de-registered after completion of the Mergers. On June 2, 2020, Xperi Holding Corporation’s common stock, par value $0.001 per share, commenced trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “XPER.”

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or any future period and the Company makes no representations related thereto.

In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of June 30, 2022, the Company’s ownership interest in Perceive was approximately 80%. The operating results of Perceive have been consolidated in the Company’s condensed consolidated financial statements for all periods presented.

The Company is currently planning, subject to any required regulatory approvals, a separation of the Company’s product business and IP licensing business through a tax-efficient transaction, resulting in two independent, publicly traded companies. The Company currently anticipates that such separation will be completed in the fall of 2022.

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the six months ended June 30, 2022, as compared to the significant accounting policies described in the Form 10-K.

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

The COVID-19 pandemic has had, and may continue to have, an adverse impact on the Company business. The impact to date has included periods of significant volatility in markets the Company serves, in particular the automotive and broad consumer electronics markets. Additionally, the pandemic has caused some challenges and delays in acquiring new customers and executing license renewals. These factors have negatively impacted the Company's financial condition and results of operations, and may result in an impairment of the Company's long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies. The Company's operations and those of its customers have also been negatively impacted by certain trends arising from the COVID-19 pandemic, including labor market constraints, shortage of semiconductor components and manufacturing capacities, and delays in shipments, product development and product launches. Moreover, the COVID-19 pandemic, its related impact, and United States federal, state and foreign government policies enacted to combat the pandemic have contributed to a recent rise of inflation that may increase the cost of the Company's operations and reduce demand for the Company's products and services and those of its customers, which may adversely affect the Company's financial performance. The impact of the pandemic on the Company's overall results of operations remains uncertain for the foreseeable future and will depend on factors outside the Company's control.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which amends the guidance in ASC 805 to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (“Topic 606”). As a result of the amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. ASU 2021-08 is effective for public business entities for fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company elected to early adopt the new standard on January 1, 2022. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

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

IP License Arrangements

In its IP Licensing segment, the Company licenses (i) its media patent portfolio (“Media IP licensing”) to multichannel video programming distributors, over-the-top video service providers, consumer electronics manufacturers, social media, and other new media companies and (ii) its semiconductor technologies and associated patent portfolio (“Semiconductor IP licensing”) to memory, sensor, radio frequency component, and foundry companies. The Company licenses its IP portfolios under three revenue models: (i) fixed-fee Media IP licensing, (ii) fixed-fee or minimum guarantee Semiconductor IP licensing, and (iii) per-unit or per-subscriber IP royalty licenses.

Fixed-fee Media IP licensing

The Company's fixed-fee Media IP licensing agreements, which are related to the TiVo businesses following the Mergers, provide its customers with rights to future patented technologies over the term of the agreement that are highly interdependent or highly interrelated to the patented technologies provided at the inception of the agreement. The Company treats these rights as a single performance obligation with revenue recognized on a straight-line basis over the term of the fixed-fee license agreement.

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

Revenue disaggregated by product category/end market was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
IP Licensing revenue	$107,815	$101,846	$246,347	$199,860
Pay-TV	60,371	67,161	124,525	130,904
Consumer Electronics	39,493	22,715	67,583	53,820
Connected Car	20,855	22,529	40,574	45,420
Media Platform	5,484	8,021	12,409	13,864
Total Product revenue	126,203	120,426	245,091	244,008
Total revenue	$234,018	$222,272	$491,438	$443,868

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30, 2022	December 31, 2021
Unbilled contracts receivable (1)	$121,704	$77,677
Other current assets	1,128	1,150
Long-term unbilled contracts receivable (2)	43,021	4,107
Other long-term assets	2,196	2,310
Total contract assets	$168,049	$85,244
(1)
The unbilled contracts receivable increase relates primarily to a change in billing process and to the recognition of revenue from long-term contracts with two customers in the six months ended June 30,2022. The change in billing process has no impact on the Company’s cash flows.
(2)
The long-term unbilled contracts receivable increase relates primarily to the recognition of revenue from a multi-year contract with one customer in the six months ended June 30, 2022.

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

The following table presents the activity in the allowance for credit losses for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable
Beginning balance	$2,895	$542	$3,102		$729
Provision for (reversal of) credit losses	201	(62)	21		(173)
Recoveries	(100)	—	(138)		-
Charged-off/other adjustments	(256)	—	(245)		(76)
Balance at end of period	$2,740	$480	$2,740		$480

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable
Beginning balance	$4,038	$2,884	$7,336		$2,231
Provision for (reversal of) credit losses	93	390	1,236		513
Charged-off/other adjustments	—	—	(4,441)	(1)	530
Balance at end of period	$4,131	$3,274	$4,131		$3,274

(1) The charge off of accounts receivable during the six months ended June 30, 2021 was primarily related to a customer whose account had been substantially reserved for credit losses in 2020 due to deteriorating financial condition and delinquent payment history.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2022		2021	2022		2021
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$7,625		$6,936	$17,866		$18,152
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements) (1)	$26,350	(2)	$13,053	$26,503	(2)	$32,916

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

(2) Includes past royalty revenue from the settlement of a contract dispute with a large mobile imaging customer, and the execution of a long-term license agreement with a leading consumer electronics and OTT service provider. The long-term license agreement is effective as of the expiration of the prior agreement. The Company recorded revenue from both the settlement and the license agreement, referred to above, in the second quarter of 2022 and expects to record revenue from both the settlement and the license agreement in future periods.

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

	As of
	June 30, 2022	December 31, 2021
Revenue from contracts with performance obligations expected to be satisfied in:
2022 (remaining 6 months)	$93,287	$176,646
2023	$179,882	153,746
2024	$146,202	122,488
2025	$130,688	110,703
2026	$29,068	10,735
Thereafter	$60,315	4,441
Total	$639,442	$578,759

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid income taxes	$6,463	$6,103
Prepaid expenses	$20,358	18,616
Inventory*	$7,600	5,101
Other	6,837	6,639
	$41,258	$36,459

*All inventory is finished goods.

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Equipment, furniture and other	$86,241	$81,076
Building and improvements	18,331	18,331
Land	5,300	5,300
Leasehold improvements	26,471	25,535
	136,343	130,242
Less: accumulated depreciation and amortization	(78,247)	(69,268)
	$58,096	$60,974

Other long-term assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Long-term deferred tax assets	$3,778	$3,758
Non-current income tax receivable	114,350	118,085
Other assets	32,698	26,122
	$150,826	$147,965

Accrued liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Employee compensation and benefits	$31,486	$42,075
Third-party royalties	4,844	4,428
Accrued legal fees	5,451	7,190
Accrued expenses	27,270	30,899
Accrued severance	1,872	1,921
Current portion of operating lease liabilities	16,319	16,467
Accrued income taxes	24,658	2,791
Other	4,107	4,934
	$116,007	$110,705

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Long-term income tax payable	$98,487	$91,614
Other	5,599	7,228
	$104,086	$98,842

Accumulated other comprehensive loss consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Unrealized loss on available-for-sale debt securities, net of tax	$(100)	$(122)
Foreign currency translation adjustment, net of tax	(3,548)	(630)
	$(3,648)	$(752)

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

The following is a summary of marketable securities at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$5,339	$—	$(18)	$—	$5,321
Commercial paper	23,385	—	(32)	—	23,353
Total debt securities	28,724	—	(50)	—	28,674
Money market funds	$3,949	—	—	—	3,949
Total equity securities	3,949	—	—	—	3,949
Total marketable securities	$32,673	$—	$(50)	$—	$32,623
Reported in:
Cash and cash equivalents					$22,128
Available-for-sale debt securities					$10,495
Total marketable securities					$32,623

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$40,466	$—	$(53)	$—	$40,413
Commercial paper	49,609	—	(18)	—	49,591
Total debt securities	90,075	—	(71)	—	90,004
Money market funds	12,372	—	—	—	12,372
Total equity securities	12,372	—	—	—	12,372
Total marketable securities	$102,447	$—	$(71)	$—	$102,376
Reported in:
Cash and cash equivalents					$41,842
Available-for-sale debt securities					60,534
Total marketable securities					$102,376

At June 30, 2022 and December 31, 2021, the Company had $285.8 million and $261.7 million, respectively, in cash, cash equivalents and short-term investments. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balance of $253.2 million and $159.3 million at June 30, 2022 and December 31, 2021, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not material during the three and six months ended June 30, 2022 and 2021, respectively.

Unrealized losses on AFS debt securities were $0.1 million and $0.1 million, net of tax, as of June 30, 2022 and December 31, 2021, respectively. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. In addition, the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the debt securities and it is more-likely-than-not that it will not be required to sell the investments before recovery of their amortized cost bases. The Company did not recognize a provision for credit losses related to its AFS debt securities for the three and six months ended June 30, 2022 and 2021, respectively.

The following table summarizes the fair value and gross unrealized losses related to individual AFS debt securities at June 30, 2022 and December 31, 2021, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total		Fair Value
June 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Corporate bonds and notes	$—	$—	$5,321	$(18)	$5,321	$(18)	$—	$5,321
Commercial paper	23,353	(32)	—	—	23,353	(32)	18,179	5,174
Total	$23,353	$(32)	$5,321	$(18)	$28,674	$(50)	$18,179	$10,495

	Less Than 12 Months		12 Months or More		Total		Fair Value
December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Corporate bonds and notes	$29,807	$(45)	$10,382	$(8)	$40,189	$(53)	$—	$40,189
Commercial paper	48,091	(18)	—	—	48,091	(18)	29,470	18,621
Total	$77,898	$(63)	$10,382	$(8)	$88,280	$(71)	$29,470	$58,810

The estimated fair value of marketable debt securities by contractual maturity at June 30, 2022 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Estimated Fair Value
Due in one year or less	$28,674
Due in one to two years	-
Total	$28,674

Non-marketable Equity Securities

As of June 30, 2022 and December 31, 2021, other long-term assets included equity securities accounted for under the equity method with a carrying amount of $4.4 million and $4.8 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $0.1 million and $0.1 million, respectively. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the three and six months ended June 30, 2022 and 2021, respectively.

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2021 and June 30, 2022. The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of June 30, 2022 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$3,949	$3,949	$—	$—
Corporate bonds and notes - debt securities (2)	5,321	—	5,321	—
Commercial paper - debt securities (3)	23,353	—	23,353	—
Total Assets	$32,623	$3,949	$28,674	$—

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Refinanced Term B Loans (1)	$747,469	$710,096	$765,487	$764,530
(1)
Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $22.0 million and $24.3 million as of June 30, 2022 and December 31, 2021, respectively. See “Note 9 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – BUSINESS COMBINATION

On May 31, 2021, the Company completed its acquisition (the "MobiTV Acquisition") of certain assets and assumption of certain liabilities of MobiTV, Inc. (“MobiTV”), a provider of application-based Pay-TV video delivery solutions. The MobiTV Acquisition expanded the Company’s IPTV Managed Service capabilities, which is expected to grow the addressable market for the Company’s IPTV products and further secure TiVo’s position as a leading provider of Pay-TV solutions. The net purchase price for the MobiTV Acquisition was $17.4 million in cash.

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

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Revenue	$223,363	$447,727
Net loss attributable to Xperi Holding Corporation	$(8,606)	$(14,868)

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

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The changes to the carrying value of goodwill from January 1, 2022 through June 30, 2022 are reflected below (in thousands):

December 31, 2021	$851,088
Goodwill adjustment related to Mergers in prior periods (1)	(988)
June 30, 2022 (2)	$850,100
(1)
The change to the carrying value of goodwill from December 31, 2021 through June 30, 2022 was an immaterial measurement period adjustment.
(2)
The Company's reporting units include the IP Licensing segment and the Product segment (defined further in “Note 16 - Segment and Geographic Information”). Of the carrying value of goodwill, approximately $322.3 million was allocated to the IP Licensing segment and approximately $527.8 million was allocated to the Product segment as of June 30, 2022.

Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	June 30, 2022			December 31, 2021
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-10	$673,032	$(252,980)	$420,052	$672,872	$(224,508)	$448,364
Existing technology / content database	5-10	251,388	(216,411)	34,977	251,445	(206,934)	44,511
Customer contracts and related relationships	3-9	649,637	(398,462)	251,175	649,926	(360,543)	289,383
Trademarks/trade name	4-10	40,083	(28,333)	11,750	40,083	(25,825)	14,258
Non-competition agreements	1	2,231	(2,231)	—	2,231	(2,231)	—
Total finite-lived intangible assets		1,616,371	(898,417)	717,954	1,616,557	(820,041)	796,516
Indefinite-lived intangible assets
TiVo Tradename/trademarks	N/A	21,400	—	21,400	21,400	—	21,400
Total intangible assets		$1,637,771	$(898,417)	$739,354	$1,637,957	$(820,041)	$817,916

As of June 30, 2022, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

2022 (remaining 6 months)	$77,558
2023	145,092
2024	106,178
2025	81,673
2026	78,727
Thereafter	228,726
$717,954

NOTE 9 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	June 30, 2022	December 31, 2021
Refinanced Term B Loans	$769,500	$789,750
Unamortized debt discount and issuance costs	(22,031)	(24,263)
	747,469	765,487
Less: current portion, net of debt discount and issuance costs	(36,210)	(36,095)
Total long-term debt, net of current portion	$711,259	$729,392

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

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order access an annual basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements as of June 30, 2022. The 2020 Credit Agreement, as amended, also requires the Company to make additional cash payments on an annual basis beginning in March 2023 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year.

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

Interest Expense and Expected Principal Payments

At June 30, 2022, $769.5 million in total debt was outstanding. There were also $22.0 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. Interest rate on the Refinanced Term B Loans, including the amortization of debt discount and issuance costs was 4.6% and interest was payable monthly. Interest expense was $9.4 million and $17.9 million for the three and six months ended June 30, 2022, respectively. Interest expense was $10.6 million and $21.9 million for the three and six months ended June 30, 2021, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $1.1 million and $2.2 million for the three and six months ended June 30, 2022, respectively, and $1.9 million and $4.1 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2022 (remaining 6 months)	$20,250
2023	40,500
2024	40,500
2025	40,500
2026	40,500
Thereafter	587,250
Total	$769,500

NOTE 10 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Denominator:
Weighted average shares of common stock outstanding	104,001	104,906	103,841	104,923
Total common shares-basic	104,001	104,906	103,841	104,923
Effect of dilutive securities:
Options	—	—	—	29
Restricted stock awards and units	—	—	1,521	2,715
Total common shares-diluted	104,001	104,906	105,362	107,667

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

For the three months ended June 30, 2022 and 2021, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 7.9 million shares and 5.8 million shares, subject to stock options and restricted stock awards and units, were excluded from the computation of diluted net loss per share for the three months ended June 30, 2022 and 2021, respectively, because including them would have been anti-dilutive.

For the six months ended June 30, 2022 and 2021, 3.8 million and 2.1 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 11 – STOCKHOLDERS’ EQUITY

Equity Incentive Plans

The 2020 EIP

In connection with the Mergers and immediately prior to June 1, 2020, the Company adopted the Xperi Holding Corporation 2020 Equity Incentive Plan (the “2020 EIP”). Under the 2020 EIP, the Company may grant equity-based awards to employees, non-employee directors, and consultants for services rendered to the Company (or any parent or subsidiary) in the form of stock options, stock awards, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and performance awards (or any combination thereof). A total of 16,800,000 shares have been reserved for issuance under the 2020 EIP provided that each share issued pursuant to “full value” awards (i.e., stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) are counted against shares available for issuance under the 2020 EIP on a 1.5 to 1 ratio. At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company's shareholders approved an amendment to the 2020 EIP and increased by 8.8 million the number of shares reserved for issuance.

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

As of June 30, 2022, there were 6.4 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2021	447	$25.22
Options granted	—	$—
Options exercised	(4)	$14.58
Options canceled / forfeited / expired	(48)	$43.95
Balance at June 30, 2022	395	$23.06

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units (including both time-based vesting and performance-based vesting) as of June 30, 2022 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2021	6,815	1,525	8,340	$19.61
Awards and units granted	4,147	803	4,950	$16.85
Awards and units vested / earned	(1,403)	(335)	(1,738)	$20.81
Awards and units canceled / forfeited	(616)	(174)	(790)	$19.05
Balance at June 30, 2022	8,943	1,819	10,762	$18.19

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

As of June 30, 2022, there were 6.1 million shares reserved for grant under the Company’s 2020 ESPP. At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company's shareholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance.

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

As of June 30, 2022, the Company has repurchased a total of approximately 10.0 million shares of common stock, since inception of the plan, at an average price of $17.24 per share for a total cost of $172.2 million. As of December 31, 2021, the Company had repurchased a total of approximately 9.0 million shares of common stock, since inception of the plan, at an average price of $17.29 per share for a total cost of $155.0 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2022, the total remaining amount available for repurchase under this plan was $77.8 million. The Company plans to continue to execute authorized repurchases from time to time under the plan.

The Company issues restricted stock units as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the condensed consolidated financial statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the three months ended June 30, 2022 and 2021, the Company withheld 0.1 million and 0.1 million shares of common stock to satisfy $0.4 million and $1.0 million of required withholding taxes, respectively. During the six months ended June 30, 2022 and 2021, the Company withheld 0.7 million and 0.4 million shares of common stock to satisfy $11.5 million and $8.3 million of required withholding taxes, respectively.

NOTE 12 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue, excluding depreciation and amortization of intangible assets	$773	$529	$1,401	$852
Research, development and other related costs	6,074	4,810	11,548	9,157
Selling, general and administrative	8,634	9,496	19,335	18,045
Total stock-based compensation expense	15,481	14,835	32,284	28,054
Tax effect on stock-based compensation expense	(127)	(180)	(299)	(334)
Net effect on net income (loss)	$15,354	$14,655	$31,985	$27,720

SBC expense categorized by various equity components for the three and six months ended June 30, 2022 and 2021 is summarized in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Restricted stock awards and units	$14,044	$13,400	$29,263	$25,330
Employee stock purchase plan	1,437	1,414	3,021	2,684
Employee stock options	—	21	—	40
Total stock-based compensation expense	$15,481	$14,835	$32,284	$28,054

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

There were no options granted in the three and six months ended June 30, 2022 and 2021.

The following assumptions were used to value the restricted stock units subject to market conditions granted during the period:

	June 2022	April 2022	March 2021
Expected life (years)	3.0	3.0	3.0
Risk-free interest rate	2.8%	2.8%	0.3%
Dividend yield	1.2%	1.2%	1.0%
Expected volatility	37.5%	40.9%	47.9%

ESPP grants occur in March and September. The following assumptions were used to value the ESPP shares for these grants:

	March 2022	September 2021	March 2021
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	1.3%	0.2%	0.1%
Dividend yield	1.1%	0.9%	1.2%
Expected volatility	48.5%	52.0%	52.0%

NOTE 13 – INCOME TAXES

For the three months ended June 30, 2022, the Company recorded an income tax expense of $22.1 million on pretax income of $15.7 million, and for the six months ended June 30, 2022 the Company recorded an income tax expense of $43.7 million on pretax income of $61.2 million, which resulted in an effective tax rate of 71.4% for the six months ended June 30, 2022. The income tax expense for the three and six months ended June 30, 2022 was primarily related to foreign withholding taxes, U.S. federal income tax, state income taxes, and unrealized foreign exchange loss from the prior year South Korea refund claims. The Company's effective tax rate was based on a projected 2022 GAAP pretax profit and is significantly higher than the 21% U.S. federal tax rate. The Company's effective tax rate varies period over period because the most significant components of tax expense, foreign withholding taxes and foreign exchange gains or losses on the Korea withholding tax refund claims, are not directly affected by changes in pre-tax income.

For the three months ended June 30, 2021, the Company recorded an income tax benefit of $2.9 million on pretax loss of $4.7 million and for the six months ended June 30, 2021, the Company recorded an income tax benefit of $6.9 million on a pretax loss of $4.2 million, which resulted in an effective tax rate of 162.6% for the six months ended June 30, 2021. The income tax benefit for the three and six months ended June 30, 2021 was primarily related to foreign withholding taxes, U.S. federal base erosion and anti-abuse tax (“BEAT”) and unrealized foreign exchange loss from the prior year South Korea refund claims. The Company’s effective tax rate was based on the projected 2021 GAAP U.S. pretax loss and is significantly higher than the 21% U.S. federal tax rate. The Company's effective tax rate is the result of the most significant components of income tax expense, primarily driven by foreign withholding and BEAT. The computed effective tax rate is applied to the year-to-date U.S. profit resulting in an income tax benefit for the quarter ended June 30, 2021.

As of June 30, 2022, gross unrecognized tax benefits, excluding interest and penalties, were $240.4 million compared to $240.4 million as of December 31, 2021. This was included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $95.1 million would affect the effective tax rate if recognized. As of June 30, 2021, unrecognized tax benefits, excluding interest and penalties, of $233.9 million were included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $92.6 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized interest and penalties related to unrecognized tax benefits of $0.6 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. Accrued interest and penalties were $3.4 million and $2.8 million as of June 30, 2022 and December 31, 2021, respectively.

As of June 30, 2022, the Company’s 2017 through 2021 tax years are generally open and subject to potential examination in one or more jurisdictions. Earlier tax years for the Company and its subsidiaries are also open in certain jurisdictions which are currently subject to examination. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company has submitted a withholding tax refund claim with the South Korean authorities and the final outcome is not anticipated to be settled within the next twelve months.

NOTE 14 – LEASES

The Company leases office and research facilities, data centers and office equipment under operating leases which expire through 2029. The Company’s leases have remaining lease terms of one year to eight years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next 7 years or less. Leases with an initial term of 12 months or less are not recorded on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed lease cost (1)	$5,463	$5,528	$10,989	$10,994
Variable lease cost	1,506	1,187	2,780	2,552
Less: sublease income	(2,705)	(3,157)	(4,811)	(5,346)
Total operating lease cost	$4,264	$3,558	$8,958	$8,200

(1) Includes short-term leases, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,439	$5,761	$11,024	$11,316
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$1,195	$3,478	$3,103	$3,478

	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	4.0	4.4
Weighted-average discount rate:
Operating leases	4.9%	5.0%

Future minimum lease payments and related lease liabilities as of June 30, 2022 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2022 (remaining 6 months)	$9,313	$(3,735)	$5,578
2023	19,585	(7,618)	$11,967
2024	17,681	(7,610)	$10,071
2025	15,516	(7,386)	$8,130
2026	6,586	(935)	$5,651
Thereafter	3,182	—	$3,182
Total lease payments	71,863	(27,284)	44,579
Less: imputed interest	(7,092)	—	(7,092)
Present value of lease liabilities:	$64,771	$(27,284)	$37,487

Less: current obligations under leases (accrued liabilities)	16,319
Noncurrent operating lease liabilities	$48,452

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of June 30, 2022, the Company’s total future unconditional purchase obligations were approximately $114.5 million.

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of June 30, 2022, the Company had total purchase commitments for inventory of $5.5 million, of which $1.5 million was accrued in the Condensed Consolidated Balance Sheet.

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

On June 23, 2017, Rovi Guides, Inc. and TiVo Solutions Inc. (together, “TiVo”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”). Videotron was a prior licensee under the Rovi patent portfolio. On June 10, 2022, the Court issued its decision in the case finding in favor of Videotron and its legacy illico platform. Specifically, the Court found invalid each of the asserted claims of the four patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, while the exact reimbursement amount has yet to be determined, we have accrued $2.2 million for estimated expense reimbursement as of June 30, 2022. This amount is included in litigation expense for the three and six months ended June 30, 2022.

The Company is currently unable to predict the final outcome of other lawsuits, including other patent infringement lawsuits in Canada, to which it is a party and therefore cannot determine the likelihood of loss nor estimate a range of possible losses. An adverse decision in any of these proceedings could significantly harm the Company’s business and consolidated financial position, results of operations or cash flows.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
IP Licensing segment	$107,815	$101,846	$246,346	$199,860
Product segment	126,203	120,426	245,092	244,008
Total revenue	234,018	222,272	491,438	443,868
Operating expenses:
IP Licensing segment	38,474	34,875	73,766	68,442
Product segment	97,404	105,047	194,915	213,579
Unallocated operating expenses (1)	73,289	69,096	144,937	138,194
Total operating expenses	209,167	209,018	413,618	420,215
Operating income:
IP Licensing segment	69,341	66,971	172,580	131,418
Product segment	28,799	15,379	50,177	30,429
Unallocated operating expenses (1)	(73,289)	(69,096)	(144,937)	(138,194)
Total operating income	$24,851	$13,254	$77,820	$23,653

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

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
U.S.	170,757	73%	$141,510	64%	353,603	72%	$273,008	62%
Japan	19,520	8	24,258	11	38,404	8	50,702	11
South Korea	8,546	4	15,273	7	15,603	3	33,786	8
Europe and Middle East	8,787	4	14,849	6	21,807	4	31,270	7
Other	26,408	11	26,382	12	62,021	13	55,102	12
	$234,018	100%	$222,272	100%	$491,438	100%	$443,868	100%

For the three months ended June 30, 2022 and 2021, there were one customer and no customers, respectively, that each accounted for 10% or more of total revenue. For the six months ended June 30, 2022 and 2021, there were two customers and no customers, respectively, that each accounted for 10% or more of total revenue. As of both June 30, 2022 and December 31, 2021, there were two customers and one customer that individually accounted for 10% or more of total accounts receivable.

NOTE 17 - SUBSEQUENT EVENTS

On July 1, 2022, the Company completed the acquisition ("Vewd Acquisition") of Vewd Software Holdings Limited ("Vewd") for total consideration of approximately $109 million, consisting of approximately $59 million of cash and $50 million of debt. The term of the debt is 3 years with a fixed interest rate of 6%. Vewd is a leading global provider of over-the-top (“OTT”) and hybrid TV solutions. The Company is currently evaluating the purchase price allocation following the consummation of the Vewd Acquisition. It is not practicable to disclose the preliminary purchase price allocation or unaudited pro forma financial information for this transaction, given the short period of time between the acquisition date and the issuance of the Condensed Consolidated Financial Statements. The operations acquired in the Vewd Acquisition will be included in the Company’s Product segment.

On July 29, 2022, the Board declared a cash dividend of $0.05 per share of common stock, payable on September 19, 2022 to the stockholders of record at the close of business on August 29, 2022.

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

We are a leading consumer and entertainment product/solutions licensing company and one of the industry’s largest intellectual property licensing platforms, with a diverse portfolio of media and semiconductor intellectual property and more than 11,000 patents and patent applications worldwide. We create extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, we have created a unified ecosystem that reaches highly engaged consumers, uncovering significant new business opportunities, now and in the future. Our technologies are integrated into billions of consumer devices, media platforms, and semiconductors worldwide, driving increased value for partners, customers and consumers. Headquartered in Silicon Valley with operations around the world, we have approximately 2,250 employees including the additions from the recent acquisition of Vewd Software Holdings Limited, and more than 35 years of operating experience.

We are currently planning, subject to any required regulatory approvals, a separation of our Product business and IP Licensing business through a tax-efficient transaction, resulting in two independent, publicly traded companies. We currently anticipate that the separation will be completed in the fall of 2022.

COVID-19 Impact

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business. The impact to date has included periods of significant volatility in markets we serve, in particular the automotive and broad consumer electronics markets. Additionally, the pandemic has caused some challenges and delays in acquiring new customers and executing license renewals. These factors have negatively impacted our financial condition and results of operations, and may result in an impairment of our long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies.

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

The impact of the pandemic on our overall results of operations remains uncertain for the foreseeable future. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors of the Form 10-K.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our technologies and intellectual property (“IP”) rights to customers. For our revenue recognition policy including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:	100%	100%	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	12	12	11	13
Research, development and other related costs	27	25	25	25
Selling, general and administrative	31	30	29	30
Depreciation expense	2	3	2	3
Amortization expense	17	23	16	23
Litigation expense	1	1	1	1
Total operating expenses	90	94	84	95
Operating income	10	6	16	5
Interest expense	4	5	4	5
Other income (expense), net	—	(1)	—	(1)
Loss on debt extinguishment	—	4	—	2
Income before taxes	6	(2)	12	(1)
Provision for (benefit from) income taxes	9	(1)	8	(2)
Net income (loss)	(3)%	(1)%	4%	1%

Revenue (in thousands, except for percentages):

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Revenue	$234,018	$222,272	$11,746	5%

The increase in revenue for the three months ended June 30, 2022, compared to the same period in the prior year, was primarily due to the settlement of a contract dispute with a large mobile imaging customer and the execution of a long-term license agreement with a leading consumer electronics and OTT service provider, for which a portion of the total revenue was recognized in the second quarter of 2022. The increase was partially offset by a decline in Product revenue from consumer hardware and legacy guides within the Pay TV market vertical and a one-time benefit to revenue in the second quarter of 2021 from a Stream 4K customer within the Media Platform market vertical.

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Revenue	$491,438	$443,868	$47,570	11%

The increase in revenue for the six months ended June 30, 2022, compared to the same period in the prior year, was primarily due to the execution of a new, multi-year license agreement with a large semiconductor company, the settlement of a contract dispute with a large mobile imaging customer, and the execution of a long-term license agreement with a leading consumer electronics and OTT service provider, for which a portion of the total revenue was recognized in the first two quarters of 2022. The increase was partially offset by a decline in Product revenue driven largely by a decrease in revenue from consumer hardware and legacy guides within the Pay TV market vertical, one-time recovery of royalties from a customer in 2021 within Consumer Electronics market vertical, and one-time benefit to revenue in the second quarter of 2021 from a Stream 4K customer within the Media Platform market vertical.

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

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Cost of revenue, excluding depreciation and amortization of intangible assets	$27,074	$26,884	$190	1%

Cost of revenue, excluding depreciation and amortization of intangible assets is relatively flat for the three months ended June 30, 2022, compared to the same period in the prior year.

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Cost of revenue, excluding depreciation and amortization of intangible assets	$54,771	$55,014	$(243)	(0)%

Cost of revenue, excluding depreciation and amortization of intangible assets is relatively flat for the six months ended June 30, 2022, compared to the same period in the prior year.

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

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Research, development and other related costs	$62,145	$54,408	$7,737	14%

The increase in R&D expense for the three months ended June 30, 2022, compared to the same period in the prior year, was primarily driven by higher personnel costs and increased bonus expense driven by expected higher bonus percentage attainment. The increase in personnel costs was primarily driven by employees hired in connection with the acquisition of certain assets of MobiTV ("the MobiTV Acquisition") in May 2021.

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Research, development and other related costs	$121,515	$109,603	$11,912	11%

The increase in R&D expense for the six months ended June 30, 2022, compared to the same period in the prior year, was primarily driven by higher personnel costs and increased bonus expense driven by expected higher bonus percentage attainment, partially offset by reductions in outside service and contractors expenditure in the first two quarters of 2022. The increase in personnel costs was primarily driven by employees hired in connection with the MobiTV Acquisition in May 2021.

We believe that a significant level of R&D expense will be required for us to remain competitive in the future. We also expect R&D expense to increase in future periods as a result of the Vewd acquisition which closed on July 1, 2022.

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

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Selling, general and administrative	$72,116	$67,668	$4,448	7%

The increase in selling, general, and administrative ("SG&A") expenses for the three months ended June 30, 2022, compared to the same period in the prior year, was primarily due to increased bonus expense driven by expected higher bonus percentage attainment and increased transaction costs related to the Vewd acquisition that closed subsequent to the second quarter of 2022, partially offset by a decrease in banker fees driven by the refinancing of debt that was completed in the second quarter of 2021.

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Selling, general and administrative	$121,515	$109,603	$11,912	11%

The increase in SG&A expenses for the six months ended June 30, 2022, compared to the same period in the prior year, was primarily due to incremental stock-based compensation recognized in connection with the accelerated vesting of outstanding restricted stock units upon the separation of a former executive in the first quarter of 2022, an increase in costs related to planned business separation, increase in bonus expense driven by expected higher percentage attainment, partially offset by a reductions in the provision for credit losses and banker fees.

Depreciation Expense

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Depreciation expense	$5,505	$5,514	$(9)	(0)%

Depreciation expense for the three months ended June 30, 2022 is relatively flat compared to the same period in the prior year.

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Depreciation expense	$11,371	$11,198	$173	2%

Depreciation expense for the six months ended June 30, 2022 is relatively flat compared to the same period in the prior year.

Amortization Expense

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Amortization expense	$39,166	$52,242	$(13,076)	(25)%

The decrease in amortization expense for the three months ended June 30, 2022, compared to the same period in the prior year, was primarily due to certain acquired intangible assets becoming fully amortized in late 2021 causing a decrease in the quarterly amortization expense in 2022 when compared to the same period in the prior year.

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Amortization expense	$78,485	$104,437	$(25,952)	(25)%
The decrease in amortization expense for the six months ended June 30, 2022, compared to the same period in the prior year, was primarily due to certain acquired intangible assets becoming fully amortized in late 2021 causing a decrease in the quarterly amortization expense in 2022 when compared to the same period in the prior year.

Litigation Expense

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Litigation expense	$3,161	$2,302	$859	37%

The increase in litigation expense for the three months ended June 30, 2022, compared to the same period in the prior year, was primarily due to a $2.2 million reserve recorded for estimated expense reimbursement due to Videotron as a result of the outcome of that litigation matter, partially offset by reduced case activity.

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Litigation expense	$4,914	$4,835	$79	2%

The increase in litigation expense for the six months ended June 30, 2022, compared to the same period in the prior year, was primarily due to the previously mentioned $2.2 million reserve related to the Videotron matter, partially offset by reduced case activity.

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

Stock-based Compensation Expense

The following table sets forth our stock-based compensation (“SBC”) expense for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue, excluding depreciation and amortization of intangible assets	$773	$529	$1,401	$852
Research, development and other related costs	6,074	4,810	11,548	9,157
Selling, general and administrative	8,634	9,496	19,335	18,045
Total stock-based compensation expense	$15,481	$14,835	$32,284	$28,054

Stock-based compensation awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. The increase in SBC expense for the three months ended June 30, 2022, compared to the corresponding period in 2021, was primarily due to the increase in stock award grants made in 2021 resulting from the MobiTV Acquisition. The increase in SBC expense for the six months ended June 30, 2022, compared to the corresponding period in 2021, was primarily a result of the accelerated vesting of outstanding restricted stock units upon the separation of a former executive, and secondarily from the increase in stock award grants made in 2021 resulting from the Mergers and the MobiTV Acquisition.

Interest Expense

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Interest expense	$9,440	$10,555	$(1,115)	(11)%

The decrease in interest expense for the three months ended June 30, 2022, compared to the same period in the prior year, was primarily due to a lower average debt balance as compared to the same period in 2021 as we continue to pay down principal balance during the intervening period, and secondly to a reduction in interest rate as a result of the debt refinancing in June 2021.

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Interest expense	$17,868	$21,868	$(4,000)	(18)%

The decrease in interest expense for the six months ended June 30, 2022, compared to the same period in the prior year, was primarily due to a lower average debt balance as compared to the same period in 2021 as we continue to pay down principal balance during the intervening period, and secondly to a reduction in interest rate as a result of the debt financing in June 2021.

We anticipate interest expense will decrease in 2022 when compared to 2021 as a result of a full year of the lower debt balance and amortization of debt discount and issuance costs. However, those reductions are expected to be partially offset by increasing interest rates since the interest rate on our existing debt is variable. In addition, we will incur additional interest expense as a result of $50.0 million debt assumed under the Vewd Acquisition which closed on July 1, 2022.

Other Income and Expense, Net

	Three Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Other income, net	$254	$564	$(310)	(55)%

Other income, net for the three months ended June 30, 2022 is relatively flat compared to the same period in the prior year.

	Six Months Ended June 30,
	2022	2021	Increase/ (Decrease)	% Change
Other income, net	$1,221	$1,989	$(768)	(39)%

The decrease in other income, net for the six months ended June 30, 2022, compared to the same period in the prior year, was primarily driven by decrease in realized loss on investment and other miscellaneous income in the 2022 period, partially offset by an increase interest income due to the execution of a multi-year license agreement with a large semiconductor customer in the first quarter of 2021.

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

Provision for Income Taxes

Our provision for income taxes is based on our worldwide estimated annualized effective tax rate. For jurisdictions in which a loss is forecast but no benefit can be realized for those losses, the tax is estimated separately. In certain circumstances we also record the income tax effects of discrete transactions in the quarter in which the transaction has occurred. Foreign withholding taxes, U.S. federal and state income taxes, and unrealized foreign exchange loss from the prior South Korea refund claims are the primary drivers of income tax expense and the primary reasons for cash tax payments of income taxes. For the three and six months ended June 30, 2022, our effective tax rate varies significantly from the 21% U.S. federal tax rate due to foreign withholding taxes, state income taxes, and unrealized foreign exchange loss from prior South Korea refund claims.

For the three months ended June 30, 2022, we recorded an income tax expense of $22.1 million on pretax income of $15.7 million, and for the six months ended June 30, 2022 we recorded an income tax expense of $43.7 million on pretax income of $61.2 million, which resulted in an effective tax rate of 71.4% for the six months ended June 30, 2022. The income tax expense for the three and six months ended June 30, 2022 was primarily related to foreign withholding taxes, U.S. federal income tax, state income taxes, and unrealized foreign exchange loss from the prior South Korea refund claims.

For the three months ended June 30, 2021, we recorded an income tax benefit of $2.9 million on pretax loss of $4.7 million, and for the six months ended June 30, 2021, we recorded an income tax benefit of $6.9 million on pretax loss of $4.2 million, which resulted in an effective tax rate of 162.6% for the six months ended June 30, 2021. The income tax benefit for the three and six months ended June 30, 2021 was primarily related to projected negative U.S. effective tax rate applied to a year-to-date U.S. profit before tax.

The year-over-year increase in income tax expense for the quarter ended June 30, 2022 is largely attributable to the application of a negative effective tax rate to the June 30, 2021 year-to-date U.S. pre-tax income.

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

The following table sets forth our segments’ revenue, operating expenses and operating income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
IP Licensing segment	$107,815	$101,846	$246,346	$199,860
Product segment	126,203	120,426	245,092	244,008
Total revenue	234,018	222,272	491,438	443,868
Operating expenses:
IP Licensing segment	38,474	34,875	73,766	68,442
Product segment	97,404	105,047	194,915	213,579
Unallocated operating expenses	73,289	69,096	144,937	138,194
Total operating expenses	209,167	209,018	413,618	420,215
Operating income:
IP Licensing segment	69,341	66,971	172,580	131,418
Product segment	28,799	15,379	50,177	30,429
Unallocated operating expenses	(73,289)	(69,096)	(144,937)	(138,194)
Total operating income	$24,851	$13,254	$77,820	$23,653

For the three months ended June 30, 2022, the unallocated operating expenses were $73.3 million, compared to $69.1 million for the three months ended June 30, 2021. The increase of $4.2 million was due principally to incremental bonus expense as a result of expected higher bonus percentage attainment and increased transaction costs related to the Vewd Acquisition that closed subsequent to the second quarter of 2022, partially offset by a decrease in banker fees as a result of the refinancing of debt that was completed in the second quarter of 2021.

For the six months ended June 30, 2022, the unallocated operating expenses were $144.9 million compared to $138.2 million for the six months ended June 30, 2021. The increase of $6.7 million is primarily due to incremental stock-based compensation recognized in connection with the accelerated vesting of outstanding restricted stock units upon the separation of a former executive in the first quarter of 2022, an increase in costs related to planned business separation, and increase in bonus expense driven by expected higher bonus percentage attainment, partially offset by a reduction in the provision for credit losses, and reduced banker fees.

The revenue and operating income amounts in this section have been presented on a basis consistent with GAAP applied at the segment level. As of June 30, 2022, we had a total of $850.1 million in goodwill, approximately $322.3 million of which was allocated to our IP Licensing segment and approximately $527.8 million of which was allocated to our Product segment.

IP Licensing Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$107,815	$101,846	$246,346	$199,860
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	194	400	485	547
Research, development and other related costs	10,759	7,983	19,914	15,208
Litigation	2,843	1,738	3,921	3,181
Depreciation	272	254	514	506
Amortization	24,406	24,500	48,932	49,000
Total operating expenses	38,474	34,875	73,766	68,442
Total operating income	$69,341	$66,971	$172,580	$131,418

IP Licensing revenue for the three months ended June 30, 2022 was $107.8 million as compared to $101.8 million for the three months ended June 30, 2021, an increase of $6.0 million. The increase was primarily attributable to the execution of a long-term license agreement with a leading consumer electronics and OTT service provider for which a meaningful portion of the total revenue was recognized in the quarter, partially offset by a decline in revenue from Media IP licensing business due to past royalty revenue recorded in the second quarter of 2021.

IP Licensing revenue for the six months ended June 30, 2022 was $246.4 million as compared to $199.9 million for the six months ended June 30, 2021, an increase of $46.5 million. The increase was primarily attributable to a new, multi-year license agreement with a large semiconductor customer and a new, long-term license agreement with a leading consumer electronics and OTT service provider for which a meaningful portion of the total revenue was recognized in the first six months of 2022.

Operating expenses for the three months ended June 30, 2022 were $38.5 million, as compared to $34.9 million for the three months ended June 30, 2021, an increase of $3.6 million. The increase was primarily due to an increase in R&D costs due to increased headcount and personnel costs as well as investments in both Media and Semiconductor technology and an increase in litigation expense.

Operating expenses for the six months ended June 30, 2022 were $73.8 million, as compared to $68.4 million for the six months ended June 30, 2021, an increase of $5.4 million. The increase was primarily due to an increase in R&D costs due to increased headcount and personnel costs as well as investments in both Media and Semiconductor technology.

Litigation expenses for the three months ended June 30, 2022, were $2.8 million, as compared to $1.7 million for the three months ended June 30, 2021, an increase of $1.1 million. The increase was primarily due to a $2.2 million reserve recorded for estimated expense reimbursement due to Videotron as a result of the outcome of that litigation matter, partially offset by reduced case activity.

Litigation expenses for the six months ended June 30, 2022, were $3.9 million, as compared to $3.2 million for the six months ended June 30, 2021, an increase of $0.7 million. The increase was primarily due to the reasons stated above.

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

Operating income for the three months ended June 30, 2022 was $69.3 million, as compared to $67.0 million for the three months ended June 30, 2021, an increase of $2.4 million. The increase was primarily due to reasons stated above, including the execution of a long-term IP license agreement with a leading consumer electronics and OTT service provider.

Operating income for the six months ended June 30, 2022 was $172.6 million, as compared to $131.4 million for the six months ended June 30, 2021, an increase of $41.2 million. The increase was primarily due to reasons stated above, including the execution of a multi-year IP license agreement with a large semiconductor customer and a long-term IP license agreement with a leading consumer electronics and OTT service provider.

Product Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$126,203	$120,426	$245,092	$244,008
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	26,879	26,484	54,285	54,467
Research, development and other related costs	51,368	46,425	101,583	94,395
Litigation	319	564	994	1,654
Depreciation	4,078	3,832	8,500	7,626
Amortization	14,760	27,742	29,553	55,437
Total operating expenses	97,404	105,047	194,915	213,579
Total operating income	$28,799	$15,379	$50,177	$30,429

Product revenue for the three months ended June 30, 2022 was $126.2 million as compared to $120.4 million for the three months ended June 30, 2021, an increase of $5.8 million. The increase was primarily attributable to the settlement of a contract dispute with a large mobile imaging customer partially offset by a decrease in revenue from consumer hardware and legacy guides within the Pay TV market vertical and a one-time benefit to revenue in the second quarter of 2021 from a Stream 4K customer within the Media Platform market vertical.

Product revenue for the six months ended June 30, 2022 was $245.1 million as compared to $244.0 million for the six months ended June 30, 2021, an increase of $1.1 million. The increase was primarily attributable to increased revenue from the settlement of a contract dispute with a large mobile imagining customer partially offset by significant settlement of past royalties from a customer in the first quarter of 2021, and to continued supply chain constraints that impacted our customers’ shipment volumes in our Connected Car and Consumer Electronics businesses.

Operating expenses for the three months ended June 30, 2022 were $97.4 million, as compared to $105.0 million for the three months ended June 30, 2021, a decrease of $7.6 million. The decrease was primarily due to lower amortization expense, partially offset by an increase in R&D cost primarily due to employees hired in connection with the MobiTV Acquisition in May 2021. The lower amortization was attributable to certain intangible assets becoming fully amortized in the fourth quarter of 2021.

Operating expenses for the six months ended June 30, 2022 were $194.9 million, as compared to $213.6 million for the six months ended June 30, 2021, a decrease of $18.7 million. The decrease was primarily driven by lower amortization expense, partially offset by an increase in R&D cost primarily due to employees hired in connection with the MobiTV Acquisition in May 2021. The lower amortization was attributable to certain intangible assets becoming fully amortized in the fourth quarter of 2021.

Operating income for the three months ended June 30, 2022 was $28.8 million, as compared to $15.4 million for the three months ended June 30, 2021, an increase of $13.4 million. The increase was primarily due to reasons stated above.

Operating income for the six months ended June 30, 2022 was $50.2 million, as compared to $30.4 million for the six months ended June 30, 2021, an increase of $19.7 million. The increase was primarily due to reasons stated above.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented.

	As of
(in thousands, except for percentages)	June 30, 2022	December 31, 2021
Cash and cash equivalents	$275,319	$201,121
Short-term investments	10,495	60,534
Total cash, cash equivalents and short-term investments	$285,814	$261,655
Percentage of total assets	12%	11%

	Six Months Ended June 30,
	2022	2021
Net cash from operating activities	$87,033	$82,979
Net cash from investing activities	$40,800	$(6,215)
Net cash from financing activities	$(51,344)	$(117,184)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments. Cash, cash equivalents and short-term investments were $285.8 million at June 30, 2022, an increase of $24.2 million from $261.7 million at December 31, 2021. This increase resulted primarily from $87.0 million in cash generated from operations, $28.3 million in proceeds from sales of investments $26.1 million in proceeds from maturities of investments and $8.1 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans, which was partially offset by $10.4 million in dividends paid, $28.7 million in repurchases of common stock, $20.3 million in repayment of long-term debt, and $8.9 million of capital expenditures. Cash and cash equivalents totaled $275.3 million at June 30, 2022, an increase of $74.2 million from $201.1 million at December 31, 2021.

On July 1, 2022, the Company closed the Vewd Acquisition for total consideration of approximately $109 million, consisting of approximately $59 million of cash and $50 million of debt. The term of the debt is 3 years and the interest rate is fixed at 6%.

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

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021. Other than the principal payment of $20.3 million made by us under the Refinanced Term B Loans during the six months ended June 30, 2022, our cash requirements have not changed materially since December 31, 2021.

In addition to our cash requirements, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan.

Quarterly Dividends

In July 2022, our Board of Directors authorized payment of a quarterly dividend of $0.05 per share, to be paid in September 2022. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments.

Stock Repurchase Plan

On June 12, 2020, our Board of Directors terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”) providing for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through June 30, 2022, we have repurchased an aggregate of approximately 10.0 million shares of common stock at a total cost of $172.2 million at an average price of $17.24. During the three months ended March 31, 2022, we repurchased an aggregate of approximately 1.0 million shares of common stock at a total cost of $17.3 million at an average price of $16.78. We did not repurchase any stock during the three months ended June 30, 2022. As of June 30, 2022, the total remaining amount available for repurchase under the Plan was $77.8 million. We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. In addition, as we plan for the separation of our Product business and IP Licensing business we may reduce or suspend share repurchases as we plan for the capital needs of two independent businesses. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

From 2020 through the second quarter of 2022, we generated approximately $796 million of cash flows from operating activities. While we expect to continue to generate cash flows from operating activities in 2022, the COVID-19 pandemic continues to present uncertainties as to the level of such cash flows as compared to prior years. Additionally, transaction costs relating to the planned separation of our two business segments are expected to impact operating cash flows for at least the next 6 months. We have taken actions to manage cash flows by reducing discretionary spending and other variable costs, and closely monitoring receivables and payables.

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

Cash Flows from Operating Activities

Cash flows provided by operations were $87.0 million for the six months ended June 30, 2022, primarily due to our net income of $17.5 million being further adjusted for non-cash items of depreciation of $11.4 million, amortization of intangible assets of $78.5 million and stock-based compensation expense of $32.3 million. These increases were partially offset by $54.1 million in changes in operating assets and liabilities including payment during the first quarter of employee bonuses earned in 2021.

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

Cash Flows from Investing Activities

Net cash provided by investing activities was $40.8 million for the six months ended June 30, 2022, primarily related to maturities and sales of securities of $54.3 million, partially offset by purchases of short-term investments of $4.5 million and capital expenditures of $8.9 million. The sales of securities included activity in late June in anticipation of the Vewd Acquisition which closed on July 1, 2022.

Net cash used in investing activities was $6.2 million for the six months ended June 30, 2021, primarily related to purchases of short-term investments of $45.8 million, cash used in the MobiTV Acquisition of $17.4 million and capital expenditures of $4.9 million, partially offset by maturities and sales of securities of $61.9 million.

Capital Expenditures

Our capital expenditures for property, plant, and equipment consist primarily of purchases of computer hardware and software, information systems, production and test equipment. During the six months ended June 30, 2022 and 2021, we spent $8.9 million and $4.9 million on capital expenditures, respectively, and we expect capital expenditures in 2022 to be between $20.0 million to $25.0 million. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $51.3 million for the six months ended June 30, 2022 principally due to $20.3 million in repayment of indebtedness, $10.4 million in dividends paid, and $28.7 million in repurchases of common stock, partially offset by $8.1 million in proceeds due to the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

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

At June 30, 2022, $769.5 million was outstanding under the Refinanced Term B Loans with an interest rate, including amortization of debt discount and issuance costs, of 4.56%. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $20.3 million for the remainder of 2022, $40.5 million in each year from 2023 through 2027, with the remaining principal balance of $546.8 million due in 2028. We are obligated to pay a portion of excess cash flow on an annual basis beginning in March 2023 based on certain leverage ratios and our excess cash flow generated for the immediately preceding calendar year. The Refinanced Term B Loans contain customary covenants, and as of June 30, 2022, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

During the three and six months ended June 30, 2022, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.

Item 4. Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of Xperi Holding Corporation’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce our patents and other intellectual property rights, to enforce the terms of license agreements, to protect trade secrets, to determine the validity and scope of the proprietary rights of others and to defend ourselves or our customers against claims of infringement or invalidity. We expect to continue to be involved in similar legal proceedings in the future, including proceedings regarding infringement of our patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of our license agreements.

Other than to the extent the proceedings described below have concluded, we cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations, and cash flows.

Patent Infringement Litigation

From time-to-time in the ordinary course of our IP licensing business, we are required to engage in litigation to protect our intellectual property from infringement. While litigation is never our preference and we prefer to reach mutually agreeable commercial licensing arrangements with third parties, it is sometimes a necessary step to effectively protect our investment in patented technology. As a result of these lawsuits, defendants have often filed Inter Partes Review (“IPR”) petitions with the U.S. Patent Office’s Patent Trial and Appeal Board (and other similar post-grant proceedings outside of the U.S.) seeking to invalidate one or more of the patents-in-suit. We are currently engaged in multiple lawsuits with several third parties.

Videotron Patent Infringement Litigation

On June 23, 2017, Rovi Guides, Inc. and TiVo Solutions Inc. (together, “TiVo”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”). Videotron was a prior licensee under the Rovi patent portfolio. The first week of trial on four patents was held the week of March 9, 2020. The Federal Court of Canada closed due to the COVID-19 pandemic on March 16, 2020, and the trial was temporarily stayed. The trial resumed on May 25, 2020, conducted remotely by video, and concluded on June 17, 2020. The parties filed their written closing submissions on September 30, 2020. The closing arguments were held in January 2021. On June 10, 2022, the Court issued its decision in the case finding in favor of Videotron and its legacy illico platform. Specifically, the Court found invalid each of the asserted claims of the four patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, while the exact reimbursement amount has yet to be determined, we have accrued $2.2 million for estimated expense reimbursement.

On May 21, 2021, Rovi filed a patent infringement complaint against Videotron in Toronto, Canada, alleging infringement of four patents (“Videotron 2”). On July 21, 2021, the Federal Court of Canada held a case management conference in Videotron 2, shortly before which Videotron filed a motion to strike various portions of the statement of claim. On October 22, 2021, the Court held a hearing on Videotron’s motion to strike. On March 22, 2022, the Court issued an order on Videotron’s motion to strike, dismissing the motion in its entirety. On April 1, 2022, Videotron filed an appeal of the Court’s order dismissing Videotron’s motion to strike. On June 30, 2022, the Court issued its decision in Videotron's appeal in which it ruled in Rovi's favor and dismissed Videotron's appeal. The Court has not set the trial date.

Bell and Telus Patent Infringement Litigation

On January 19, 2018, TiVo filed a patent infringement complaint against Bell Canada (and four of its affiliates) in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, TiVo filed a patent infringement complaint against Telus Corporation (and two of its affiliates) in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell Canada and Telus Corporation were previously indirectly licensed to some of Rovi’s patents through a prior agreement between Rovi and one of their suppliers. Bell 1and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On August 27, 2019, the Court issued an order bifurcating the liability phase from the damages phase of the cases. There is no set trial date or procedural schedule for the damages phase of the cases. The liability and injunction trial on four patents was held from July 13 through August 6, 2020. The closing arguments were held in January 2021. On June 13, 2022, the Court posted a docket entry stating that it anticipates it will issue the judgement and reasons in Bell 1 and Telus 1 to the parties on a confidential basis by August 31, 2022.

On July 27, 2021, Rovi filed a patent infringement complaint against Bell Canada and four of its affiliates, Telefonaktiebolaget L M Ericsson and Ericsson Canada Inc., and MK Systems USA Inc. and MK Mediatech Canada Inc. (collectively, “Defendants”) in Toronto, Canada, alleging infringement of four patents (“Bell 2”). The Defendants filed a motion to strike various portions of the statement of claim in Bell 2. On October 22, 2021, the Federal Court of Canada held a hearing on Defendants’ motion to strike. On March 22, 2022, the Court issued an order on Defendants’ motion to strike, dismissing-in-part and granting-in-part. On April 1, 2022, the Defendants filed a Notice of Motion to Appeal the Court’s order on Defendants’ motion to strike. On June 30, 2022, the Court issued its decision in Defendants' appeal in which it ruled in Rovi's favor and dismissed Defendants' appeal. The Court has yet to set the trial date.

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

In September 2020, the Patent Trial and Appeal Board (“PTAB”) instituted IPRs of several patents-in-suit. The parties stipulated to an order staying the litigation pending resolution of the IPR proceedings, and to dismissal of claims relating to two patents. As a result, there are three patents-in-suit remaining. One patent has no IPRs pending against it. Two patents are subject to IPRs. On June 9, 2021, the PTAB held oral arguments in the IPRs. On September 1, 2021, the PTAB issued final written decisions in the IPRs in which it found all challenged claims of the two patents invalid. On November 1, 2021, Invensas filed appeals of each of the IPR decisions with the United States Court of Appeals for the Federal Circuit. Invensas filed its opening brief on March 14, 2022. On June 8, 2022, NVIDIA filed its response brief. On July 22, 2022, Invensas filed its reply brief. No date has been set yet for oral argument. The District Court Litigation will remain stayed pending the outcome of the IPR appeals.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2021, and Part II, Item A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which are incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1	Plan Amendment to the Registrant's 2020 Equity Incentive Plan, dated as of April 29, 2022 (incorporated by reference to Appendix A to the Registrant's definite proxy statement filed on March 16, 2022)

10.2

Plan Amendment to the Registrant's 2020 Employee Stock Purchase Plan, dated as of April 29, 2022 (incorporated by reference to Appendix B to the Registrant's definite proxy statement filed on March 16, 2022)

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

Dated: August 8, 2022

XPERI HOLDING CORPORATION

By:	/s/ Robert Andersen
Robert Andersen Chief Financial Officer