Form 10-Q
period 2022-09-30
Adeia Inc.
filed 2022-11-09
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39304

ADEIA INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	84-4734590
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3025 Orchard Parkway, San Jose, California	95134
(Address of Principal Executive Offices)	(Zip Code)

(408) 473-2500

(Registrant’s Telephone Number, Including Area Code)

XPERI HOLDING CORPORATION

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $0.001 per share)	ADEA	Nasdaq Global Select Market

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2022 was 105,059,079.

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$210,941	$219,379	$702,379	$663,247
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	31,554	32,549	86,324	87,564
Research, development and other related costs	68,366	58,766	189,881	168,369
Selling, general and administrative	83,958	62,627	226,519	197,754
Depreciation expense	5,388	6,796	16,759	17,994
Amortization expense	40,808	52,388	119,293	156,825
Litigation expense	3,083	2,327	7,998	7,162
Goodwill impairment	354,000	—	354,000	—
Total operating expenses	587,157	215,453	1,000,774	635,668
Operating income (loss)	(376,216)	3,926	(298,395)	27,579
Interest expense	(13,198)	(8,532)	(31,066)	(30,400)
Other income and expense, net	460	927	1,681	2,916
Loss on debt extinguishment	—	—	—	(8,012)
Loss before taxes	(388,954)	(3,679)	(327,780)	(7,917)
Provision for income taxes	865	42,698	44,536	35,807
Net loss	$(389,819)	$(46,377)	$(372,316)	$(43,724)
Less: net loss attributable to noncontrolling interest	(890)	(1,310)	(2,706)	(2,826)
Net loss attributable to the Company	$(388,929)	$(45,067)	$(369,610)	$(40,898)
Loss per share attributable to the Company:
Basic	$(3.72)	$(0.43)	$(3.55)	$(0.39)
Diluted	$(3.72)	$(0.43)	$(3.55)	$(0.39)

Weighted average number of shares used in per share calculations-basic	104,510	104,849	104,066	104,898
Weighted average number of shares used in per share calculations-diluted	104,510	104,849	104,066	104,898

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net loss	$(389,819)	$(46,377)	$(372,316)	$(43,724)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(1,523)	(598)	(4,441)	(1,563)
Net unrealized loss on available-for-sale debt securities	42	2	64	2
Other comprehensive loss, net of tax	(1,481)	(596)	(4,377)	(1,561)
Comprehensive loss	(391,300)	(46,973)	(376,693)	(45,285)
Less: comprehensive loss attributable to noncontrolling interest	(890)	(1,310)	(2,706)	(2,826)
Comprehensive loss attributable to the Company	$(390,410)	$(45,663)	$(373,987)	$(42,459)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$271,092	$201,121
Available-for-sale debt securities	1,399	60,534
Accounts receivable, net of allowance for credit losses of $2,705 and $3,102, respectively	107,017	143,683
Unbilled contracts receivable, net	129,206	77,677
Other current assets	45,250	36,459
Total current assets	553,964	519,474
Long-term unbilled contracts receivable	44,715	4,107
Property and equipment, net	56,727	60,974
Operating lease right-of-use assets	62,691	68,498
Intangible assets, net	736,489	817,916
Goodwill, net	564,215	851,088
Other long-term assets	141,926	147,965
Total assets	$2,160,727	$2,470,022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$25,286	$7,811
Accrued liabilities	125,921	110,705
Current portion of long-term debt, net	36,267	36,095
Deferred revenue	37,921	35,136
Total current liabilities	225,395	189,747
Deferred revenue, less current portion	30,897	37,107
Long-term deferred tax liabilities	26,240	19,848
Long-term debt, net	752,170	729,392
Noncurrent operating lease liabilities	47,089	54,658
Other long-term liabilities	99,881	98,842
Total liabilities	1,181,672	1,129,594
Commitments and contingencies (Note 15)
Company stockholders’ equity:
Preferred stock: $0.001 par value; (2022: authorized 15,000 shares; 2021: authorized 15,000 shares; and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2022: authorized 350,000 shares, issued 116,930 shares, outstanding 105,059 shares; 2021: authorized 350,000 shares, issued 113,460, outstanding 103,260 shares)	117	113
Additional paid-in capital	1,405,433	1,340,480
Treasury stock at cost (2022: 11,880 shares; 2021: 10,200 shares)	(210,607)	(178,022)
Accumulated other comprehensive loss	(5,129)	(752)
Retained earnings (accumulated deficit)	(197,427)	187,814
Total Company stockholders’ equity	992,387	1,349,633
Noncontrolling interest	(13,332)	(9,205)
Total equity	979,055	1,340,428
Total liabilities and equity	$2,160,727	$2,470,022

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net loss	$(372,316)	$(43,724)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation of property and equipment	16,759	17,994
Amortization of intangible assets	119,293	156,825
Goodwill impairment	354,000	—
Stock-based compensation expense	49,283	42,468
Deferred income taxes	(1,761)	(7,092)
Loss on debt extinguishment	—	8,012
Patent assets received in lieu of cash	—	(8,787)
Other	4,312	8,474
Changes in operating assets and liabilities:
Accounts receivable	40,075	(14,327)
Unbilled contracts receivable	(89,636)	30,708
Other assets	7,264	(3,956)
Accounts payable	16,606	3,036
Accrued and other liabilities	2,508	(23,414)
Deferred revenue	(4,345)	(304)
Net cash from operating activities	142,042	165,913
Cash flows from investing activities:
Purchases of property and equipment	(12,576)	(8,298)
Proceeds from sale of property and equipment	86	19
Cash paid for acquisitions, net of cash acquired	(50,473)	(17,400)
Purchases of intangible assets	(290)	(119)
Purchases of short-term investments	(4,490)	(65,446)
Proceeds from sales of investments	28,254	46,248
Proceeds from maturities of investments	35,176	33,436
Net cash from investing activities	(4,313)	(11,560)
Cash flows from financing activities:
Dividends paid	(15,631)	(15,752)
Repayment of debt	(30,375)	(73,923)
Debt refinancing costs	—	(6,843)
Proceeds from employee stock purchase program and exercise of stock options	14,252	13,839
Repurchases of common stock	(32,585)	(75,235)
Net cash from financing activities	(64,339)	(157,914)
Effect of exchange rate changes on cash and cash equivalents	(3,419)	(1,189)
Net increase (decrease) in cash and cash equivalents	69,971	(4,750)
Cash and cash equivalents at beginning of period	201,121	170,188
Cash and cash equivalents at end of period	$271,092	$165,438
Supplemental disclosure of cash flow information:
Interest paid	$26,797	$25,030
Income taxes paid, net of refunds	$22,389	$22,151
Debt acquired in a business acquisition	$50,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended September 30, 2022	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained Earnings	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Loss	(Accumulated Deficit)	Interest	Total Equity
Balance at July 1, 2022	104,030	$116	$1,380,814	11,734	$(206,757)	$(3,648)	$196,715	$(11,015)	$1,356,225
Issuance of subsidiary shares to noncontrolling interest	—	—	1,427	—	—	—	—	(1,427)	—
Net loss	—	—	—	—	—	—	(388,929)	(890)	(389,819)
Other comprehensive loss	—	—	—	—	—	(1,481)	—	—	(1,481)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,213)	—	(5,213)
Issuance of common stock in connection with exercise of stock options	4	—	56	—	—	—	—	—	56
Issuance of common stock in connection with employee stock purchase plan	562	—	6,138	—	—	—	—	—	6,138
Issuance of restricted stock, net of shares canceled	714	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(251)	—	—	251	(3,850)	—	—	—	(3,850)
Shares exchanged and returned to assumed plans	—	—	—	(105)	—	—	—	—	—
Stock-based compensation expense	—	—	16,998	—	—	—	—	—	16,998
Balance at September 30, 2022	105,059	$117	$1,405,433	11,880	$(210,607)	$(5,129)	$(197,427)	$(13,332)	$979,055

	Total Company Stockholders' Equity
Nine Months Ended September 30, 2022	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive	Retained Earnings	Noncontrolling
	Shares	Amount	Capital	Shares	Amount	Loss	(Accumulated Deficit)	Interest	Total Equity
Balance at January 1, 2022	103,260	$113	$1,340,480	10,200	$(178,022)	$(752)	$187,814	$(9,205)	$1,340,428
Issuance of subsidiary shares to noncontrolling interest	—	—	1,421	—	—	—	—	(1,421)	—
Net loss	—	—	—	—	—	—	(369,610)	(2,706)	(372,316)
Other comprehensive loss	—	—	—	—	—	(4,377)	—	—	(4,377)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(15,631)	—	(15,631)
Issuance of common stock in connection with exercise of stock options	9	—	118	—	—	—	—	—	118
Issuance of common stock in connection with employee stock purchase plan	1,301	1	14,131	—	—	—	—	—	14,132
Issuance of restricted stock, net of shares canceled	2,452	3	—	—	—	—	—	—	3
Repurchases of common stock, shares exchanged	(934)	—	—	934	(15,325)	—	—	—	(15,325)
Shares exchanged and returned to assumed plans	—	—	—	(283)	—	—	—	—	—
Repurchases of common stock	(1,029)			1,029	(17,260)				(17,260)
Stock-based compensation expense	—	—	49,283	—	—	—	—	—	49,283
Balance at September 30, 2022	105,059	$117	$1,405,433	11,880	$(210,607)	$(5,129)	$(197,427)	$(13,332)	$979,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

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

ADEIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (formerly known as Xperi Holding Corporation) (the "Company") a Delaware corporation, is one of the industry’s largest intellectual property ("IP") licensing platforms, with a diverse portfolio of media and semiconductor intellectual property and more than 9,500 patents and patent applications worldwide.

On December 18, 2019, Xperi Corporation (“Xperi”) entered into an Agreement and Plan of Merger and Reorganization with TiVo Corporation (“TiVo”) to combine in an all-stock merger of equals transaction (the “Mergers”). Immediately following the consummation of the Mergers on June 1, 2020 (the “Merger Date”), Xperi Holding Corporation, a Delaware corporation founded in December 2019 under the name “XRAY-TWOLF HoldCo Corporation,” became the parent company of both Xperi and TiVo. The common stock of Xperi and TiVo were de-registered after completion of the Mergers. On June 2, 2020, Xperi Holding Corporation’s common stock, par value $0.001 per share, commenced trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “XPER.”

On October 1, 2022, the Company completed the previously announced separation ("the Separation") of its product business into a separate, independent publicly traded company, Xperi Inc. ("Xperi Inc."). The Separation was structured as a spin-off (the "Spin-off"), which was achieved through the Company's distribution (the "Distribution") of 100 percent of the outstanding shares of Xperi Inc.'s common stock to holders of the Company's common stock as of the close of business on the record date of September 21, 2022 (the "Record Date"). Each Company stockholder of record received four shares of Xperi Inc. common stock for every ten shares of Company common stock that it held on the Record Date. Following the Separation, the Company retains no ownership in Xperi Inc., which is now listed under the ticker symbol "XPER" on the New York Stock Exchange. Effective at the open of business on October 3, 2022, the Company's shares of common stock, par value $0.001 per share, began trading on the Nasdaq Global Select Market under the new ticker symbol "ADEA".

Xperi Inc. is a leading consumer and entertainment product/solutions licensing company. Xperi Inc. creates extraordinary experiences at home and on the go for millions of consumers around the world, elevating content and how audiences connect with it in a way that is more intelligent, immersive and personal. Powering smart devices, connected cars, entertainment experiences and more, Xperi Inc. has created a unified ecosystem that reaches highly engaged consumers and uncovers significant new business opportunities, now and in the future. Xperi Inc.’s technologies are integrated into billions of consumer devices, media platforms, and semiconductors worldwide, driving increased value for Xperi Inc.'s partners, customers and consumers.

The Company's financial results for the three and nine months ended September 30, 2022 include Xperi Inc., and the discussion in these notes to the interim unaudited condensed consolidated financial statements describes the historical results and business of Xperi Inc. With the completion of the Separation, the Company will no longer consolidate Xperi Inc. into its financial results and the historical results of Xperi Inc. will be presented as discontinued operations in the Company's consolidated financial statements beginning in the fourth quarter of 2022. Additionally, as a result of the Separation, the Company changed its organizational structure in the fourth quarter of 2022, resulting in one reportable segment: IP Licensing. Since these organizational changes did not occur until the fourth quarter of 2022, the periods presented in this Form 10-Q are reported under historical segments. See “Note 16 - Segment and Geographic Information” for additional information.

The accompanying interim unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2021 have been derived from the Company’s annual audited consolidated financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2021, filed on February 24, 2022 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These financial statements should be read in conjunction with the annual audited financial statements and notes thereto as of and for the year ended December 31, 2021, included in the Form 10-K.

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2022 or any future period and the Company makes no representations related thereto.

In the fourth quarter of 2018, the Company funded a new subsidiary, Perceive Corporation (“Perceive”), which was created to focus on delivering edge inference solutions. As of September 30, 2022, the Company’s ownership interest in Perceive was approximately 77%. The operating results of Perceive have been consolidated in the Company’s condensed consolidated financial statements for all periods presented. As of October 1, 2022 the Company had no ownership interest in Perceive as Xperi Inc. retained the ownership interest in connection with the Separation.

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the nine months ended September 30, 2022, as compared to the significant accounting policies described in the Form 10-K.

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

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued ASU 2021-08, “Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”), which amends the guidance in ASC 805 to require that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Revenue from Contracts with Customers (“Topic 606”). As a result of the amendments, it is expected that an acquirer will generally recognize and measure acquired contract assets and contract liabilities in a manner consistent with how the acquiree recognized and measured them in its preacquisition financial statements. ASU 2021-08 is effective for public business entities for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company elected to early adopt the new standard on January 1, 2022. The adoption did not have an impact on the Company’s condensed consolidated financial statements.

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

NOTE 3 – REVENUE

Revenue Recognition

General

Revenue is recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration the Company expects to receive in exchange for those goods or services, which may include various combinations of goods and services which are generally capable of being distinct and accounted for as separate performance obligations. Revenue is recognized net of sales taxes collected from customers, which are subsequently remitted to governmental authorities. In situations where foreign withholding taxes are withheld by the Company’s licensee, revenue is recognized gross of withholding taxes that are remitted directly by the licensee to a local tax authority.

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

When a contract with a customer includes a variable transaction price, an estimate of the consideration that the Company expects to be entitled to for transferring the promised goods or services is made at contract inception. The amount of variable consideration is estimated at contract inception by considering all available information (historical, current and forecast) at the time and is updated as additional information becomes available. The estimate of variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Subsequent changes in the transaction price resulting from changes in the estimate of variable consideration are allocated to the performance obligations in the contract on the same basis as at contract inception.

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

Description of Revenue-Generating Activities

The Company operates in two business segments. In its IP Licensing segment, the Company licenses its innovations to leading companies in the broader entertainment and semiconductor industries and those developing new technologies that will help drive these industries forward. Licensing arrangements include access to one or more of the Company’s foundational patent portfolios and may also include access to some of its industry-leading technologies and proven know-how. In its Product segment, the Company derives the majority of its revenue from licensing its technology to customers primarily through Technology License arrangements and Technology Solutions arrangements. For Technology License arrangements, the customer obtains rights to the technology delivered at the commencement of the agreement. For Technology Solutions arrangements, the customer receives access to a platform, media or data that includes frequent updates, where access to such updates is critical to the functionality of the technology.

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

Revenue disaggregated by product category/end market was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
IP Licensing revenue	$89,303	$101,647	$335,649	$301,507
Pay-TV	58,378	65,891	182,903	196,795
Consumer Electronics	33,561	21,234	101,145	75,054
Connected Car	20,224	20,449	60,798	65,869
Media Platform	9,475	10,158	21,884	24,022
Total Product revenue	121,638	117,732	366,730	361,740
Total revenue	$210,941	$219,379	$702,379	$663,247

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2022	December 31, 2021
Unbilled contracts receivable (1)	$129,206	$77,677
Other current assets	1,057	1,150
Long-term unbilled contracts receivable (2)	44,715	4,107
Other long-term assets	1,979	2,310
Total contract assets	$176,957	$85,244
(1)
The unbilled contracts receivable increase relates primarily to a change in billing process and to the recognition of revenue from long-term contracts with two customers in the nine months ended September 30,2022. The change in billing process has no impact on the Company’s cash flows or results from operations.
(2)
The long-term unbilled contracts receivable increase relates primarily to the recognition of revenue from a multi-year contract with one customer in the nine months ended September 30, 2022.

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

The following table presents the activity in the allowance for credit losses for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable
Beginning balance	$2,740	$480	$3,102		$729
Provision for (reversal of) credit losses	99	7	70		(166)
Recoveries	—	—	(138)		—
Charged-off/other adjustments	(134)	—	(329)		(76)
Balance at end of period	$2,705	$487	$2,705		$487

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
	Accounts Receivable	Unbilled Contracts Receivable	Accounts Receivable		Unbilled Contracts Receivable

Beginning balance	$4,131	$3,274	$7,336		$2,231
Provision for (reversal of) credit losses	464	(710)	2,213		(197)
Recoveries	(1,146)	—	(2,202)		-
Charged-off/other adjustments	(72)	—	(3,970)	(1)	530
Balance at end of period	$3,377	$2,564	$3,377		$2,564

(1) The charge off of accounts receivable during the nine months ended September 30, 2021 was primarily related to a customer whose account had been substantially reserved for credit losses in 2020 due to deteriorating financial condition and delinquent payment history.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022		2021
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$6,260	$5,924	$24,126		$24,076
Performance obligations satisfied in previous periods (true ups, licensee reporting adjustments and settlements) (1)	$4,660	$8,382	$31,163	(2)	$41,298	(3)

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

(2) Includes past royalty revenue from the settlement of a contract dispute with a large mobile imaging customer, and the execution of a long-term license agreement with a leading consumer electronics and OTT service provider. The long-term license agreement was effective as of the expiration of the prior agreement. The Company recorded revenue from both the settlement and the license agreement, referred to above, in the second quarter of 2022 and expects to record revenue from both the settlement and the license agreement in future periods.

(3) Includes past royalty revenue from the execution of long-term license agreements with three customers during the nine months ended September 30, 2021.

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

	As of
	September 30, 2022	December 31, 2021
Revenue from contracts with performance obligations expected to be satisfied in:
2022 (remaining 3 months)	$49,544	$176,646
2023	201,070	153,746
2024	156,173	122,488
2025	146,337	110,703
2026	29,553	10,735
Thereafter	60,761	4,441
Total	$643,438	$578,759

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid income taxes	$6,331	$6,103
Prepaid expenses	22,232	18,616
Inventory*	9,082	5,101
Other	7,605	6,639
	$45,250	$36,459

*All inventory is finished goods.

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Equipment, furniture and other	$90,015	$81,076
Building and improvements	18,331	18,331
Land	5,300	5,300
Leasehold improvements	26,451	25,535
	140,097	130,242
Less: accumulated depreciation and amortization	(83,370)	(69,268)
	$56,727	$60,974

Other long-term assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Long-term deferred tax assets	$3,977	$3,758
Non-current income tax receivable	102,524	118,085
Other assets	35,425	26,122
	$141,926	$147,965

Accrued liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Employee compensation and benefits	$44,367	$42,075
Third-party royalties	6,650	4,428
Accrued legal fees	8,668	7,190
Accrued expenses	32,131	30,899
Accrued severance	2,013	1,921
Current portion of operating lease liabilities	17,966	16,467
Accrued income taxes	10,185	2,791
Other	3,941	4,934
	$125,921	$110,705

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Long-term income tax payable	$93,459	$91,614
Other	6,422	7,228
	$99,881	$98,842

Accumulated other comprehensive loss consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Unrealized loss on available-for-sale debt securities, net of tax	$(58)	$(122)
Foreign currency translation adjustment, net of tax	(5,071)	(630)
	$(5,129)	$(752)

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

The following is a summary of marketable securities at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$27,384	$—	$(8)	$—	$27,376
Total debt securities	27,384	—	(8)	$—	27,376
Money market funds	5,457	—	—	—	5,457
Total equity securities	5,457	—	—	—	5,457
Total marketable securities	$32,841	$—	$(8)	$—	$32,833
Reported in:
Cash and cash equivalents					$31,434
Available-for-sale debt securities					1,399
Total marketable securities					$32,833

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$40,466	$—	$(53)	$—	$40,413
Commercial paper	49,609	—	(18)	—	49,591
Total debt securities	90,075	—	(71)	—	90,004
Money market funds	12,372	—	—	—	12,372
Total equity securities	12,372	—	—	—	12,372
Total marketable securities	$102,447	$—	$(71)	$—	$102,376
Reported in:
Cash and cash equivalents					$41,842
Available-for-sale debt securities					60,534
Total marketable securities					$102,376

At September 30, 2022 and December 31, 2021, the Company had $272.5 million and $261.7 million, respectively, in cash, cash equivalents and short-term investments. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balance of $239.7 million and $159.3 million at September 30, 2022 and December 31, 2021, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were not material during the three and nine months ended September 30, 2022 and 2021, respectively.

Unrealized losses on AFS debt securities were not significant as of September 30, 2022 and December 31, 2021, respectively. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. In addition, the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the debt securities and it is more-likely-than-not that it will not be required to sell the investments before recovery of their amortized cost bases. The Company did not recognize a provision for credit losses related to its AFS debt securities for the three and nine months ended September 30, 2022 and 2021, respectively.

The following table summarizes the fair value and gross unrealized losses related to individual AFS debt securities at September 30, 2022 and December 31, 2021, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total		Fair Value
September 30, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Commercial paper	$27,376	$(8)	$—	$—	$27,376	$(8)	$25,977	$1,399

	Less Than 12 Months		12 Months or More		Total		Fair Value
December 31, 2021	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Corporate bonds and notes	$29,807	$(45)	$10,382	$(8)	$40,189	$(53)	$—	$40,189
Commercial paper	48,091	(18)	—	—	48,091	(18)	29,470	18,621
Total	$77,898	$(63)	$10,382	$(8)	$88,280	$(71)	$29,470	$58,810

The estimated fair value of marketable debt securities by contractual maturity at September 30, 2022 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Estimated Fair Value
Due in one year or less	$27,376

Non-marketable Equity Securities

As of September 30, 2022 and December 31, 2021, other long-term assets included equity securities accounted for under the equity method with a carrying amount of $4.1 million and $4.8 million, respectively, and equity securities without a readily determinable fair value with a carrying amount of $0.1 million and $0.1 million, respectively. No impairments or adjustments to the carrying amount of the Company's equity securities without a readily determinable fair value were recognized in the three and nine months ended September 30, 2022 and 2021, respectively.

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2021 and September 30, 2022. The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of September 30, 2022 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$5,457	$5,457	$—	$—
Commercial paper - debt securities (2)	27,376	—	27,376	—
Total Assets	$32,833	$5,457	$27,376	$—

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Refinanced Term B Loans (1)	$738,437	$712,592	$765,487	$764,530
Senior Unsecured Promissory Note	50,000	49,300	—	—
Total long-term debt, net	$788,437	$761,892	$765,487	$764,530
(1)
Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $20.9 million and $24.3 million as of September 30, 2022 and December 31, 2021, respectively. See “Note 9 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – BUSINESS COMBINATION

MobiTV

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

Purchase Price Allocation

The MobiTV Acquisition has been accounted for as a business combination, using the acquisition method. The following table presents the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded to goodwill, all of which is expected to be deductible for tax purposes. The following table sets forth the final purchase price allocation with no measure period adjustments identified (in thousands):

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

MobiTV Results of Operations

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

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Revenue	$219,379	$667,106
Net loss attributable to the Company	$(44,990)	$(56,628)

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

Vewd

On July 1, 2022 (the "Acquisition Date"), the Company completed the acquisition of Vewd Software Holdings Limited ("Vewd" and the acquisition, the "Vewd Acquisition"), a provider of over-the-top ("OTT") and hybrid TV solutions. The acquisition establishes the Company as a leading independent streaming media platform through its TiVo brand and the largest independent provider of smart TV middleware globally. The total consideration was approximately $102.9 million, consisting of approximately $52.9 million of cash and $50 million of debt. See “Note 9 – Debt” for additional information.

Preliminary Purchase Price Allocation

The Vewd Acquisition has been accounted for as a business combination, using the acquisition method. The following table presents the preliminary allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date (in thousands):

	Estimated Useful Life (years)		Estimated Fair Value
Cash and cash equivalents			$2,684
Accounts receivable			3,341
Unbilled contracts receivable			2,335
Other current assets			1,208
Property and equipment			443
Operating lease right-of-use assets			2,020
Identifiable intangible assets:
Technology	7	28,050
Customer relationships - large	7	4,900
Customer relationships - small	4	3,500
Non-compete agreements	2	870
Trade name	5	830
Total identifiable intangible assets			38,150
Goodwill			68,115
Other long-term assets			977
Current liabilities			(6,566)
Long-term deferred tax liabilities			(8,393)
Noncurrent operating lease liabilities			(1,094)
Other long-term liabilities			(307)
Total purchase price			$102,913

The above preliminary purchase price allocation, including the purchase consideration, is based on preliminary valuations and assumptions and is still subject to change within the measurement period as additional information is received, including potential changes to prepaid income taxes, current and non-current income taxes payable, deferred taxes, and other working capital adjustments. The final purchase price allocation is expected to be completed as soon as practicable, but not later than one year from the date of the acquisition.

The following is a description of the method used to determine the fair values of significant assets and liabilities.

Identifiable Intangible Assets

Identifiable intangible assets primarily consist of technology, customer relationships, non-compete agreements and trade name. In determining the fair value, the Company utilized various forms of the income and cost approaches depending on the asset being fair valued. The estimation of fair value required significant judgment related to cash flow forecasts, discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables and other factors. Inputs were generally determined using historical data supplemented by current and anticipated market conditions, and growth rates. The technology was valued using the excess earnings method. Significant assumptions used under this method include forecasted revenues and growth, estimated technology obsolescence, contributory asset charges, and the discount rate. The customer relationships were valued using the cost approach, based on estimated customer acquisition costs.

Goodwill

The excess of the consideration transferred over the fair value of assets acquired and liabilities assumed was recognized as goodwill. The goodwill is generated from operational synergies and cost savings the Company expects to achieve from the combined operations, as well as the expected benefits from future technologies that do not meet the definition of an identifiable intangible asset and Vewd’s knowledgeable and experienced workforce. Approximately $0.4 million of the acquired goodwill is expected to be deductible for tax purposes.

Vewd Results of Operations

The results of operations and cash flows related to the Vewd Acquisition have been included in the Company's condensed consolidated financial statements for periods subsequent to July 1, 2022, and the related assets and liabilities were recorded at their estimated fair values in the Company's Condensed Consolidated Balance Sheet as of July 1, 2022. For the three and nine months ended September 30, 2022, the acquired Vewd business contributed $2.5 million of revenue and $10.1 million of operating loss, respectively, to the Company's operating results. The operations acquired in the Vewd Acquisition are included in the Company's Product segment.

Transaction Costs

In connection with the Vewd Acquisition, the Company incurred significant one-time expenses such as transaction related costs and severance and retention costs. For the three and nine months ended September 30, 2022, transaction related costs including transaction bonuses, legal and consultant fees, were $4.0 million and $6.1 million, respectively. For the three and nine months ended September 30, 2022, severance and retention costs associated with the Vewd Acquisition were $2.1 million.

Supplemental Pro forma Information

The following unaudited pro forma financial information assumes the Vewd Acquisition was completed as of January 1, 2021. The unaudited pro forma financial information as presented below is for information purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the Vewd Acquisition had taken place on January 1, 2021, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if the acquired operations of Vewd had been included in the Company's Condensed Consolidated Statements of Operations as of January 1, 2021 (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$210,941	$223,404	$708,708	$672,959
Net loss attributable to the Company	$(382,818)	$(49,498)	$(377,614)	$(62,976)

The unaudited supplemental pro forma information above includes the following pro forma adjustments: adjustments for transaction related costs and severance and retention costs, adjustments for amortization of intangible assets, and elimination of inter-company transactions between Vewd and the Company. The unaudited supplemental pro forma information above does not include any cost saving synergies from operating efficiencies.

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The changes to the carrying value of goodwill from January 1, 2022 through September 30, 2022 were as follows (in thousands):

December 31, 2021	$851,088
Goodwill adjustment related to Mergers in prior periods (1)	(988)
Vewd Acquisition (2)	68,115
Impairment charge (3)	(354,000)
September 30, 2022 (4)	$564,215
(1)
Reflects the correction recorded in the period ended March 31, 2022 of an immaterial error in the purchase price allocation for the Mergers to reduce goodwill and revenue.
(2)
In connection with the Vewd Acquisition, the Company recorded $68.1 million of goodwill, representing the preliminary fair value as of the Acquisition Date. Goodwill relating to the Vewd Acquisition was allocated to the Company's Product segment. See “Note 7 – Business Combinations” for additional details.

(3)
Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. During the three-months ended September 30, 2022, indicators of potential impairment for the Product reporting unit were identified such that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment assessment should be performed as of September 30, 2022. Indicators of potential impairment included a sustained decline in Xperi Holding Corporation’s stock price during the second half of the third quarter of 2022, reflective of rising interest rates and continued decline in macroeconomic conditions. The Company proceeded to perform a fair value analysis of the Product reporting unit using the market capitalization approach. Under this approach, management estimated the fair value of the Product reporting unit as of September 30, 2022 using quoted market prices of the common stock of Xperi Inc., which as of October 1, 2022 comprised the former Product segment of the Company, over its first ten trading days following the Separation, and a control premium representing the synergies a market participant would achieve upon obtaining control of Xperi Inc. As a result of the fair value analysis, the Company recognized a goodwill impairment charge of $354.0 million during the three months ended September 30, 2022, which was allocated to the Company's Product segment. The Company also assessed the recoverability of indefinite-lived intangible assets related to the Product reporting unit and concluded that no impairment existed as of September 30, 2022, as their estimated fair values exceeded their carrying amounts. No impairment indicators were identified with respect to other long-lived assets. No goodwill impairment charge was recognized related to the Company's IP Licensing segment.

(4)
The Company's reporting units include the IP Licensing segment and the Product segment (defined further in “Note 16 – Segment and Geographic Information”). Of the carrying value of goodwill, approximately $322.3 million was allocated to the IP Licensing segment and approximately $241.9 million was allocated to the Product segment as of September 30, 2022.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	September 30, 2022			December 31, 2021
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-10	$668,117	$(262,397)	$405,720	$672,872	$(224,508)	$448,364
Existing technology / content database	5-10	279,377	(222,055)	57,322	251,445	(206,934)	44,511
Customer contracts and related relationships	3-9	657,774	(417,772)	240,002	649,926	(360,543)	289,383
Trademarks/trade name	4-10	40,913	(29,629)	11,284	40,083	(25,825)	14,258
Non-competition agreements	1-2	3,101	(2,340)	761	2,231	(2,231)	—
Total finite-lived intangible assets		1,649,282	(934,193)	715,089	1,616,557	(820,041)	796,516
Indefinite-lived intangible assets
TiVo Tradename/trademarks	N/A	21,400	—	21,400	21,400	—	21,400
Total intangible assets		$1,670,682	$(934,193)	$736,489	$1,637,957	$(820,041)	$817,916

As of September 30, 2022, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

2022 (remaining 3 months)	$40,016
2023	151,307
2024	112,149
2025	87,424
2026	84,069
Thereafter	240,124
$715,089

NOTE 9 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	September 30, 2022	December 31, 2021
Refinanced Term B Loans	$759,374	$789,750
Senior Unsecured Promissory	50,000	—
Unamortized debt discount and issuance costs	(20,937)	(24,263)
	788,437	765,487
Less: current portion, net of debt discount and issuance costs	(36,267)	(36,095)
Total long-term debt, net of current portion	$752,170	$729,392

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

The obligations under the 2020 Credit Agreement, inclusive of any changes by the Amendment, continue to be guaranteed by the Company’s wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) and continue to be secured by a lien on substantially all of the assets of the Company and the Guarantors.

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order access an annual basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements as of September 30, 2022. The 2020 Credit Agreement, as amended, also requires the Company to make additional cash payments on an annual basis beginning in March 2023 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year.

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

In connection with its entry into the Amendment, the Company incurred $6.8 million in debt financing costs, of which $4.2 million were capitalized in accordance with ASC 835-30 “Debt Issuance Costs” and, together with a portion of the unamortized debt discount and issuance costs from the 2020 Term B Loan Facility, are being amortized into interest expense over the term of the Amendment. Under ASC 470-50, the remaining $2.6 million, primarily related to third-party fees, were recorded as selling, general and administrative expense in the second quarter of 2021. After the Separation, the Company remains the obligor under the Refinanced B Term Loans.

Senior Unsecured Promissory Note

In connection with the Vewd Acquisition as disclosed in "Note 7 – Business Combinations", on July 1, 2022, TiVo Product Holdco LLC, which was subsequently renamed to Xperi Inc., issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in a principal amount of $50.0 million. The issuer’s obligations under the Promissory Note are guaranteed by the Company prior to the spin-off transaction. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, payable in cash on a quarterly basis. If a certain qualified spin-off transaction occurs, the interest rate will be increased to the greater of (a) 6.00% and (b) the sum of (i) the highest interest rate payable under any credit facility or bonds, debentures, notes or similar instruments where the issuer or any guarantor borrows money or guarantees obligations on a secured basis on or after the date of such spin-off transaction, plus (ii) 2.00%. The Promissory Note will mature on July 1, 2025. The issuer may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. In addition, the Promissory Note has mandatory prepayment provisions upon certain change of control or asset sale events.

The Promissory Note includes certain covenants that restrict the issuer and each guarantor’s ability to, among other things, incur certain indebtedness or engage in any material line of business substantially different from those lines of business conducted by such entities on the closing date of the acquisition. The Promissory Note does not contain any financial covenants. After the Separation, Xperi Inc. is the obligor under the Senior Unsecured Promissory Note.

Interest Expense and Expected Principal Payments

At September 30, 2022, $809.4 million in total debt was outstanding. There were also $20.9 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. Interest rate on the Refinanced Term B Loans, including the amortization of debt discount and issuance costs was 6.02% and interest was payable monthly. Interest rate on the Promissory Note was 6.00% and interest was payable quarterly. Interest expense was $13.2 million and $31.1 million for the three and nine months ended September 30, 2022, respectively. Interest expense was $8.5 million and $30.4 million for the three and nine months ended September 30, 2021, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $1.1 million and $3.3 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $5.3 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, future minimum principal payments for long-term debt are summarized as follows (in thousands):

2022 (remaining 3 months)	$10,125
2023	40,500
2024	40,500
2025	90,500
2026	40,500
Thereafter	587,249
Total	$809,374

NOTE 10 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Denominator:
Weighted average shares of common stock outstanding	104,510	104,849	104,066	104,898
Total common shares-basic	104,510	104,849	104,066	104,898
Effect of dilutive securities:
Options	—	—	—	—
Restricted stock awards and units	—	—	—	—
Total common shares-diluted	104,510	104,849	104,066	104,898

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

For the three months ended September 30, 2022 and 2021, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potentially dilutive shares outstanding was anti-dilutive. A total of 7.2 million shares and 5.5 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net loss per share because including them would have been anti-dilutive.

For the nine months ended September 30, 2022 and 2021, there was no difference in the weighted average number of common shares used for the calculation of basic and diluted loss per share as the effect of all potential dilutive shares outstanding was anti-dilutive. A total of 5.9 million and 5.6 million shares, respectively, subject to stock options and restricted stock awards and units were excluded from the computation of diluted net income per share because including them would have been anti-dilutive.

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

As of September 30, 2022, there were 6.1 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2021	447	$25.22
Options granted	—	$—
Options exercised	(9)	$14.86
Options canceled / forfeited / expired	(68)	$37.18
Balance at September 30, 2022	370	$23.22

Restricted Stock Awards and Units

Information with respect to outstanding restricted stock awards and units (including both time-based vesting and performance-based vesting) as of September 30, 2022 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2021	6,815	1,525	8,340	$19.61
Awards and units granted	4,604	802	5,406	$16.77
Awards and units vested / earned	(2,112)	(340)	(2,452)	$19.18
Awards and units canceled / forfeited	(834)	(174)	(1,008)	$18.71
Balance at September 30, 2022	8,473	1,813	10,286	$18.31

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

As of September 30, 2022, there were 5.5 million shares reserved for grant under the Company’s 2020 ESPP. At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company's shareholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance.

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

As of September 30, 2022, the Company has repurchased a total of approximately 10.0 million shares of common stock, since inception of the plan, at an average price of $17.24 per share for a total cost of $172.2 million. As of December 31, 2021, the Company had repurchased a total of approximately 9.0 million shares of common stock, since inception of the plan, at an average price of $17.29 per share for a total cost of $155.0 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2022, the total remaining amount available for repurchase under this plan was $77.8 million. The Company may execute authorized repurchases from time to time under the plan.

The Company issues restricted stock units as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the condensed consolidated financial statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. During the three months ended September 30, 2022 and 2021, the Company withheld 0.3 million and 0.3 million shares of common stock to satisfy $3.8 million and $7.1 million of required withholding taxes, respectively. During the nine months ended September 30, 2022 and 2021, the Company withheld 0.9 million and 0.7 million shares of common stock to satisfy $15.3 million and $15.4 million of required withholding taxes, respectively.

NOTE 12 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue, excluding depreciation and amortization of intangible assets	$778	$525	$2,180	$1,377
Research, development and other related costs	5,951	5,110	17,499	14,267
Selling, general and administrative	10,269	8,779	29,604	26,824
Total stock-based compensation expense	16,998	14,414	49,283	42,468
Tax effect on stock-based compensation expense	(307)	(174)	(479)	(507)
Net effect on net income (loss)	$16,691	$14,240	$48,804	$41,961

SBC expense categorized by various equity components for the three and nine months ended September 30, 2022 and 2021 is summarized in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Restricted stock awards and units	$16,060	$12,876	$45,324	$38,206
Employee stock purchase plan	938	1,516	3,959	4,200
Employee stock options	—	22	—	62
Total stock-based compensation expense	$16,998	$14,414	$49,283	$42,468

In connection with termination of employment with a former executive on March 1, 2022, the Company entered into a Separation Agreement and Release with the executive, dated February 18, 2022 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company approved, among other severance benefits, accelerated vesting of 372,244 of outstanding performance and time-based restricted stock units. As a result of this modification, the Company recorded incremental SBC of approximately $2.2 million during the first quarter of 2022.

There were no options granted in the three and nine months ended September 30, 2022 and 2021.

There were no restricted stock units subject to market conditions granted during the three months ended September 30, 2022. The following assumptions were used to value the restricted stock units subject to market conditions granted during the nine months ended September 30, 2022:

	June 2022	April 2022	March 2021
Expected life (years)	3.0	3.0	3.0
Risk-free interest rate	2.8%	2.8%	0.3%
Dividend yield	1.2%	1.2%	1.0%
Expected volatility	37.5%	40.9%	47.9%

ESPP grants generally occur in March and September of each calendar year. Due to the anticipated separation of the Product business, there were no ESPP grants during the three months ended September 30, 2022. The following assumptions were used to value the ESPP shares granted during the nine months ended September 30, 2022:

	March 2022	September 2021	March 2021
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	1.3%	0.2%	0.1%
Dividend yield	1.1%	0.9%	1.2%
Expected volatility	48.5%	52.0%	52.0%

NOTE 13 – INCOME TAXES

For the three months ended September 30, 2022, the Company recorded an income tax expense of $0.9 million on pretax loss of $389.0 million, and for the nine months ended September 30, 2022 the Company recorded an income tax expense of $44.5 million on pretax loss of $327.8 million, which resulted in an effective tax rate of (13.6)% for the nine months ended September 30, 2022. The income tax expense for the three and nine months ended September 30, 2022 was primarily related to foreign withholding taxes, U.S. federal income tax, state income taxes, and unrealized foreign exchange loss from the prior year South Korea refund claims. The Company’s effective tax rate was based on a projected 2022 U.S. GAAP pretax loss and varies from the 21% U.S. federal tax rate. The Company's effective tax rate varies period over period because the most significant components of tax expense, foreign withholding taxes and foreign exchange gains or losses on the Korea withholding tax refund claims, are not directly affected by changes in pre-tax income.

For the three months ended September 30, 2021, the Company recorded an income tax expense of $42.7 million on pretax loss of $3.7 million and for the nine months ended September 30, 2021, the Company recorded an income tax expense of $35.8 million on a pretax loss of $7.9 million, which resulted in an effective tax rate of (452.3)% for the nine months ended September 30, 2021. The income tax expense for the three and nine months ended September 30, 2021 was primarily related to foreign withholding taxes, base erosion and anti-abuse tax (“BEAT”) and unrealized foreign exchange loss from the prior year South Korea refund claims, which have remained relatively fixed on a forecast basis quarter over quarter. The negative tax rate is the result of the relatively fixed tax expense recorded against a small pre-tax loss. The Company’s effective tax rate was based on a projected 2021 U.S. GAAP pretax loss and varies significantly from the 21% U.S. federal tax rate.

As of September 30, 2022, gross unrecognized tax benefits, excluding interest and penalties, were $240.3 million compared to $240.4 million as of December 31, 2021. This was included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $89.8 million would affect the effective tax rate if recognized. As of September 30, 2021, unrecognized tax benefits, excluding interest and penalties, of $229.1 million were included in long-term deferred tax and other long-term liabilities on the Condensed Consolidated Balance Sheets. Of this amount, $96.3 million would affect the effective tax rate if recognized. The Company is unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease.

It is the Company's policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized interest and penalties related to unrecognized tax benefits of $0.8 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively. Accrued interest and penalties were $3.7 million and $2.8 million as of September 30, 2022 and December 31, 2021, respectively.

As of September 30, 2022, the Company’s 2017 through 2021 tax years are generally open and subject to potential examination in one or more jurisdictions. Earlier tax years for the Company and its subsidiaries are also open in certain jurisdictions which are currently subject to examination. In addition, in the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company has submitted a withholding tax refund claim with the South Korean authorities and the final outcome is not anticipated to be settled within the next twelve months.

NOTE 14 – LEASES

The Company leases office and research facilities, data centers and office equipment under operating leases which expire through 2029. The Company’s leases have remaining lease terms of one year to seven years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next 7 years or less. Leases with an initial term of 12 months or less are not recorded on the balance sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed lease cost (1)	$5,694	$5,701	$16,683	$11,340
Variable lease cost	1,746	1,347	4,526	2,315
Less: sublease income	(2,294)	(2,051)	(7,105)	(3,295)
Total operating lease cost	$5,146	$4,997	$14,104	$10,360

(1) Includes short-term leases, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,547	$5,692	$16,571	$17,008
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$5,268	$78	$8,371	$3,556

	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (years):
Operating leases	3.7	4.4
Weighted-average discount rate:
Operating leases	5.0%	5.0%

Future minimum lease payments and related lease liabilities as of September 30, 2022 were as follows (in thousands):

	Operating Lease Payments (1)	Sublease Income	Net Operating Lease Payments
2022 (remaining 3 months)	$4,444	$(1,881)	$2,563
2023	21,658	(7,618)	14,040
2024	19,454	(7,610)	11,844
2025	16,394	(7,386)	9,008
2026	6,714	(935)	5,779
Thereafter	3,123	—	3,123
Total lease payments	71,787	(25,430)	46,357
Less: imputed interest	(6,732)		(6,732)
Present value of lease liabilities:	$65,055	$(25,430)	$39,625

Less: current obligations under leases (accrued liabilities)	17,966
Noncurrent operating lease liabilities	$47,089

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of September 30, 2022, the Company’s total future unconditional purchase obligations were approximately $109.8 million.

Inventory Purchase Commitment

The Company uses contract manufacturers to provide manufacturing services for its products. During the normal course of business, in order to manage manufacturing lead times and help ensure adequate supply, the Company enters into agreements with its contract manufacturers that either allow them to procure inventory based on criteria as defined by the Company or that establish the parameters defining the Company’s requirements. A significant portion of the Company’s purchase commitments arising from these agreements consist of firm, non-cancelable and unconditional purchase commitments. In certain instances, these agreements allow the Company the option to cancel, reschedule or adjust the Company’s requirements based on its business needs prior to firm orders being placed. As of September 30, 2022, the Company had total purchase commitments for inventory of $3.2 million, of which $0.7 million was accrued in the Condensed Consolidated Balance Sheet.

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

On June 23, 2017, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) and Adeia Media Solutions Inc. (formerly known as TiVo Solutions Inc.) (together, “Adeia Media”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”). On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy illico platform. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. The Company accrued $2.2 million for estimated expense reimbursement during the second quarter of 2022. This accrual was included in litigation expense. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada.

On January 19, 2018, Adeia Media filed a patent infringement complaint against BCE Inc., Bell Canada, Bell Aliant Regional Communications Inc., Bell MTS Inc., and Northerntel, L.P. (collectively, “Bell”) in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation, Telus Communications Inc., and Telus Communications Company (collectively, “Telus”) in Toronto, Canada, alleging infringement of the same six patents asserted in Bell 1 (“Telus 1”). Bell 1 and Telus 1 were heard together for purposes of pre trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its confidential decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, while the exact reimbursement amount has yet to be determined, the Company has accrued $2.5 million for estimated expense reimbursement during the third quarter of 2022. This accrual was included in litigation expense.

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

The existing and any future legal actions may harm the Company’s business. For example, legal actions could cause an existing licensee to cease making royalty or other payments to the Company, or to challenge the validity and enforceability of patents owned by the Company’s subsidiaries or the scope of license agreements with the Company’s subsidiaries, or could significantly damage the Company’s relationship with such licensee. Litigation could also severely disrupt or shut down the business operations of licensees, which in turn could significantly harm ongoing relations with them and cause the Company to lose royalty revenue.

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

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

As of September 30, 2022, the Company reports its financial results within two reportable segments: (1) Intellectual Property (“IP”) Licensing and (2) Product. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of the Company’s business segments.

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

The following table sets forth the Company’s segment revenue, operating expenses and operating income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022		2021	2022	2021
Revenue:
IP Licensing segment	$89,303		$101,647	$335,649	$301,507
Product segment	121,638		117,732	366,730	361,740
Total revenue	210,941		219,379	702,379	663,247
Operating expenses:
IP Licensing segment	39,083		34,676	112,849	103,116
Product segment	463,163	(2)	116,813	658,078	330,395
Unallocated operating expenses (1)	84,911		63,964	229,847	202,157
Total operating expenses	587,157		215,453	1,000,774	635,668
Operating income (loss):
IP Licensing segment	50,220		66,971	222,800	198,391
Product segment	(341,525)		919	(291,348)	31,345
Unallocated operating expenses (1)	(84,911)		(63,964)	(229,847)	(202,157)
Total operating income (loss)	$(376,216)		$3,926	$(298,395)	$27,579

(1)
Unallocated operating expenses consist primarily of selling, marketing, general and administrative expenses, such as administration, human resources, finance, information technology, corporate development and procurement. These expenses are not allocated because these amounts are not considered in evaluating the operating performance of the Company’s business segments.

(2)
Includes goodwill impairment charge of $354.0 million that was allocated to the Company's Product segment. See “Note 8 – Goodwill and Identified Intangible Assets” for additional details.

A significant portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a significant portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
U.S.	$137,395	65%	$139,964	64%	$490,998	70%	$412,972	62%
Japan	16,243	8	20,151	9	54,647	8	70,854	11
South Korea	9,857	5	14,313	7	25,460	3	48,098	7
Europe and Middle East	19,030	9	16,090	7	40,836	6	47,360	7
Other	28,416	13	28,861	13	90,438	13	83,963	13
	$210,941	100%	$219,379	100%	$702,379	100%	$663,247	100%

For the three months ended September 30, 2022 and 2021, there were no customers that accounted for 10% or more of total revenue. For the nine months ended September 30, 2022 and 2021, there were no customers that accounted for 10% or more of total revenue. As of September 30, 2022 and December 31, 2021, there were two customers and one customer, respectively, that individually accounted for 10% or more of total accounts receivable.

NOTE 17 - SUBSEQUENT EVENTS

Completion of Separation of Xperi Inc. from Adeia Inc.

On October 1, 2022, the Company completed the Separation of its Product business into a new public company, Xperi Inc. In connection with the Separation, which was structured as a Spin-Off, the Company entered into several agreements with Xperi Inc. on October 1, 2022, that, among other things, effect the Spin-off and provide a framework for the Company's relationship with Xperi Inc. after the Spin-off.

Declaration of Cash Dividends

On October 20, 2022, the Company's Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on December 21, 2022 to the stockholders of record at the close of business on November 30, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to promote understanding of the results of operations and financial condition and should be read in conjunction with the attached unaudited condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2021 found in the Form 10-K filed by us on February 24, 2022 (the “Form 10-K”). Except where otherwise indicated, the results of operations discussed herein present the results of Xperi Holding Corporation prior to giving effect to the Separation described herein.

This Quarterly Report contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address expected future business, financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "could," "seek," "see," "will," "may," "would," "might," "potentially," "estimate," "continue," "target," similar expressions or the negatives of these words or other comparable terminology that convey uncertainty of future events or outcomes. All forward-looking statements by their nature address matters that involve risks and uncertainties, many of which are beyond the Company’s control, and are not guarantees of future results. These and other forward-looking statements are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements and caution must be exercised in relying on forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to: the Company’s ability to implement its business strategy; the Company’s ability to enter into new and renewal license agreements with customers on favorable terms; the Company’s ability to retain and hire key personnel; uncertainty as to the long-term value of the Company’s common stock; legislative, regulatory and economic developments affecting the Company’s business; general economic and market developments and conditions; the Company’s ability to grow and expand its patent portfolios; changes in technology and development of competing technology in the industries in which in which the Company operates; the evolving legal, regulatory and tax regimes under which the Company operates; unforeseen liabilities and expenses; risks associated with the Company’s indebtedness, unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, including Russia’s invasion of Ukraine, and natural disasters; the Company’s ability to achieve the intended benefits of, and its ability to recognize the anticipated tax treatment of, the recent spin-off of its product business; and the extent to which the COVID-19 pandemic continues to have an adverse impact on the Company’s business, results of operations, and financial condition will depend on future developments, including measures taken in response to the pandemic, which are highly uncertain and cannot be predicted.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in Part II, Item 5 hereof and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Business Overview

On December 18, 2019, Xperi Corporation (“Xperi”) entered into a definitive agreement with TiVo Corporation (“TiVo”), to combine in an all-stock merger of equals transaction (the “Mergers”). Following consummation of the Mergers on June 1, 2020, Xperi Holding Corporation became the parent company of both Xperi and TiVo.

On October 1, 2022, Adeia Inc. (formerly known as Xperi Holding Corporation) ("Adeia", "we") completed the previously announced separation ("the Separation") of its product business into an independent publicly traded company, Xperi Inc. ("Xperi Inc."). The Separation was structured as a spin-off , which was achieved through Adeia's distribution of 100 percent of the outstanding shares of Xperi Inc.'s common stock to holders of Adeia's common stock as of the close of business on the record date of September 21, 2022 (the "Record Date"). Each Adeia stockholder of record received four shares of Xperi Inc. common stock for every ten shares of Adeia common stock that it held on the Record Date. Following the Separation, Adeia retains no ownership interest in Xperi Inc., which is now listed under the ticker symbol "XPER" on the New York Stock Exchange. Effective at the open of business on October 3, 2022, Adeia's shares of common stock, par value $0.001 per share, began trading on the Nasdaq Global Select Market under the new ticker symbol "ADEA".

Following the Separation, we are a leading intellectual property ("IP") licensing platform in the consumer and entertainment space, with a diverse portfolio of media and semiconductor intellectual property and more than 9,500 patents and patent applications worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Through our IP licensing business, we help enable extraordinary experiences at home and on the go for millions of consumers around the world, with IP that helps elevate content and improves how audiences connect with it in a way that is more intelligent, immersive and personal. Through providing the IP that helps to power smart devices, entertainment experiences and more, we have created a unified ecosystem that reaches highly engaged consumers and uncovered new business opportunities.

Headquartered in Silicon Valley with operations around the world, we have approximately 2,200 employees, including approximately 2,100 employees that will be part of Xperi Inc. after the Separation, and more than 35 years of operating experience.

COVID-19 Impact

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business. The impact to date has included periods of significant volatility in the markets we serve, in particular the automotive and broad consumer electronics markets. The pandemic has also caused some challenges and delays in acquiring new customers and executing license renewals. These factors have negatively impacted our financial condition and results of operations, and may result in an impairment of our long-lived assets, including goodwill, increased credit losses and impairments of investments in other companies.

Further, our operations and those of our customers have also been negatively impacted by certain trends arising from the COVID-19 pandemic, including labor market constraints, shortages of semiconductor components, decreased manufacturing capacities, and delays in shipments, product development and product launches. Moreover, the COVID-19 pandemic, its related impact, and United States federal, state and foreign government policies enacted to combat the pandemic have contributed to a recent rise of inflation that may increase the cost of our operations and have an adverse effect on demand for its customers' products and services and in turn the Company's licensing revenues, which may adversely affect our financial performance.

Although a significant portion of our anticipated revenue for 2022 is derived from fixed-fee and minimum-guarantee arrangements from large, well-capitalized customers, our per-unit and variable-fee based revenue will continue to be susceptible to the volatility, labor shortages, supply chain disruptions, microchip shortages, and potential market downturns precipitated by the COVID-19 pandemic.

The impact of the pandemic on our overall results of operations remains uncertain for the foreseeable future. Further discussion of COVID-19's potential impact on our business is provided under Part I, Item 1A – Risk Factors of the Form 10-K and in Part II, Item 5 – Risk Factors of this Form 10-Q.

Results of Operations

Revenue

We derive the majority of our revenue from licensing our technologies and IP rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:	100%	100%	100%	100%
Operating expenses:
Cost of revenue, excluding depreciation and amortization of intangible assets	15	15	12	13
Research, development and other related costs	32	27	27	25
Selling, general and administrative	40	28	32	30
Depreciation expense	3	3	2	3
Amortization expense	19	24	17	24
Litigation expense	1	1	1	1
Goodwill impairment	168	—	51	—
Total operating expenses	278	98	142	96
Operating income (loss)	(178)	2	(42)	4
Interest expense	6	4	5	5
Other income and expense, net	—	—	—	(1)
Loss on debt extinguishment	—	—	—	1
Income (loss) before taxes	(184)	(2)	(47)	(1)
Provision for (benefit from) income taxes	-	19	6	6
Net loss	(184)%	(21)%	(53)%	(7)%

Revenue (in thousands, except for percentages):

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Revenue	$210,941	$219,379	$(8,438)	(4)%

The decrease in revenue during the three months ended September 30, 2022, as compared to the same period in the prior year, was primarily due to a decrease in IP licensing revenue as a result of non-recurring revenue from a license agreement recognized during the three months ended September 30, 2021. The overall decrease in IP licensing revenue was partially offset by an increase in Product revenue from the consumer electronics market vertical offset by declines in revenue from consumer hardware and legacy guides within the Pay TV market vertical and revenue from the connected car market vertical.

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Revenue	$702,379	$663,247	$39,132	6%

The increase in revenue during the nine months ended September 30, 2022, as compared to the same period in the prior year, was primarily due to the recognition of license revenue associated with an IP technology and license agreement with a large semiconductor company, the settlement of a contract dispute with a large mobile imaging customer in the second quarter of 2022, and the execution of a long-term license agreement with a leading consumer electronics and OTT service provider. These increases were partially offset by a decline in Product revenue primarily due to a decrease in revenue from consumer hardware and legacy guides within the Pay TV market vertical, one-time recovery of royalties from a customer in 2021 within Consumer Electronics market vertical, and one-time benefit to revenue in the second quarter of 2021 from a Stream 4K customer within the Media Platform market vertical.

Cost of Revenue, Excluding Depreciation and Amortization of Intangible Assets

Cost of revenue, excluding depreciation and amortization of intangible assets, consists primarily of employee-related costs, royalties paid to third parties, hardware product-related costs, maintenance costs and an allocation of facilities costs, as well as service center and other expenses related to providing our technology solution offerings and non-recurring engineering ("NRE") services.

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Cost of revenue, excluding depreciation and amortization of intangible assets	$31,554	$32,549	$(995)	(3)%

Cost of revenue, excluding depreciation and amortization of intangible assets was relatively consistent for the three months ended September 30, 2022, compared to the same period in the prior year.

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Cost of revenue, excluding depreciation and amortization of intangible assets	$86,324	$87,564	$(1,240)	(1)%

The decrease in cost of revenue, excluding depreciation and amortization of intangible assets during the nine months ended September 30, 2022, as compared to the same period in the prior year, was primarily driven by lower hardware product-related costs due to a decline in hardware product sales.

Research, Development and Other Related Costs

Research, development and other related costs (“R&D expense”) consist primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new product and technology development, product commercialization, quality assurance and testing costs, as well as costs related to patent applications and examinations, reverse engineering, materials, supplies, and an allocation of facilities costs.

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Research, development and other related costs	$68,366	$58,766	$9,600	16%

The increase in R&D expense during the three months ended September 30, 2022, as compared to the same period in the prior year, was primarily driven by higher personnel costs including variable compensation programs.

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Research, development and other related costs	$189,881	$168,369	$21,512	13%

The increase in R&D expense during the nine months ended September 30, 2022, as compared to the same period in the prior year, was primarily driven by higher personnel costs including variable compensation, which was partially offset by a decrease in outside engineering services.

We believe that a significant level of R&D will be required for us to remain competitive in the future.

Selling, General and Administrative

Selling expenses consist primarily of compensation and related costs for sales and marketing personnel engaged in sales and licensee support, reverse engineering personnel and services, marketing programs, public relations, promotional materials, travel, trade show expenses, and stock-based compensation expense. General and administrative expenses consist primarily of compensation and related costs for general management, information technology, finance personnel, legal fees and expenses, facilities, stock-based compensation expense, and professional services. Our general and administrative expenses, other than facilities-related expenses, are not allocated to other expense line items.

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Selling, general and administrative	$83,958	$62,627	$21,331	34%

The increase in selling, general, and administrative ("SG&A") expenses during the three months ended September 30, 2022, as compared to the same period in the prior year, was primarily due to increased variable compensation, increased transaction costs related to the Vewd Acquisition, and an increase in costs related to the Separation.

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Selling, general and administrative	$226,519	$197,754	$28,765	15%

The increase in SG&A expenses during the nine months ended September 30, 2022, as compared to the same period in the prior year, was primarily due to increased stock-based compensation associated with the accelerated vesting of outstanding restricted stock units upon the separation of a former executive in the first quarter of 2022, an increase in costs related to the Separation, an increase in variable compensation, partially offset by decreases in the provision for credit losses and banker fees.

Depreciation Expense

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Depreciation expense	$5,388	$6,796	$(1,408)	(21)%

The decrease in depreciation expense during the three months ended September 30, 2022, as compared to the same period in the prior year, was primarily to certain property and equipment, which became fully depreciated in the third quarter of 2022, partially offset by an increase in depreciation expense associated with property and equipment that was acquired in connection with the Vewd Acquisition.

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Depreciation expense	$16,759	$17,994	$(1,235)	(7)%

The decrease in depreciation expense during the nine months ended September 30, 2022, as compared to the same period in the prior year, was primarily due to certain property and equipment, which became fully depreciated in the third quarter of 2022, partially offset by an increase in depreciation expense associated with property and equipment that was acquired in connection with the Vewd Acquisition.

Amortization Expense

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Amortization expense	$40,808	$52,388	$(11,580)	(22)%

The decrease in amortization expense during the three months ended September 30, 2022, as compared to the same period in the prior year, was primarily due to certain acquired intangible assets, which became fully amortized in late 2021, partially offset by an increase in amortization expense due to intangible assets acquired in connection with the Vewd Acquisition.

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Amortization expense	$119,293	$156,825	$(37,532)	(24)%

The decrease in amortization expense during the nine months ended September 30, 2022, as compared to the same period in the prior year, was primarily due to certain acquired intangible assets, which became fully amortized in late 2021, partially offset by an increase in amortization expense due to intangibles assets acquired in connection with the Vewd Acquisition in the third quarter of 2022.

Litigation Expense

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Litigation expense	$3,083	$2,327	$756	32%

Litigation expense was relatively consistent for the three months ended September 30, 2022, compared to the same period in the prior year.

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Litigation expense	$7,998	$7,162	$836	12%

Litigation expense was relatively consistent for the nine months ended September 30, 2022, compared to the same period in the prior year.

We expect that litigation expense will continue to be a material portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

If our customers' licenses are not renewed upon expiration and those customers continue to use our patented technology, litigation may become necessary to secure payment of reasonable royalties for the use of our patented technology. If we plan for or initiate such litigation, our future litigation expenses may increase.

Goodwill impairment

The increase in goodwill impairment of $354 million during the three and nine months ended September 30, 2022, as compared to the same period in the prior year, was driven by a goodwill impairment charge recognized related to the Company's Product reporting unit and segment due to changes in the circumstances that indicated the carrying amount of goodwill may not be recoverable.

Stock-based Compensation Expense

The following table sets forth our stock-based compensation (“SBC”) expense for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue, excluding depreciation and amortization of intangible assets	$778	$525	$2,180	$1,377
Research, development and other related costs	5,951	5,110	17,499	14,267
Selling, general and administrative	10,269	8,779	29,604	26,824
Total stock-based compensation expense	$16,998	$14,414	$49,283	$42,468

SBC awards include employee stock options, restricted stock awards and units, and employee stock plan purchases. The increase in SBC expense for the three months ended September 30, 2022, as compared to the corresponding period in 2021, was primarily due to the increase in stock award grants made. The increase in SBC expense for the nine months ended September 30, 2022, as compared to the corresponding period in 2021, was primarily a result of the accelerated vesting of outstanding restricted stock units upon the separation of a former executive and from the increase in stock award grants made.

Interest Expense

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Interest expense	$13,198	$8,532	$4,666	55%

The increase in interest expense during the three months ended September 30, 2022, as compared to the same period in the prior year, was primarily due to an increase in interest rates on our variable interest rate debt.

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Interest expense	$31,066	$30,400	$666	2%

Interest expense during the nine months ended September 30, 2022 was relatively consistent compared with the same period in the prior year.

We anticipate interest expense will increase in 2022 when compared to 2021 as a result of the effect of rising interest rates on our existing variable-rate debt, partially offset by a full year of the lower debt balance and amortization of debt discount and issuance costs. In addition, Xperi Inc. will incur interest expense as a result of the $50.0 million of debt in connection with the Vewd Acquisition which closed in the third quarter of 2022.

Other Income and Expense, Net

	Three Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Other income and expense, net	$460	$927	$(467)	(50)%

Other and expense income, net during the three months ended September 30, 2022 was relatively consistent compared to the same period in the prior year.

	Nine Months Ended September 30,
	2022	2021	Increase/ (Decrease)	% Change
Other income and expense, net	$1,681	$2,916	$(1,235)	(42)%

The decrease in other income and expense, net during the nine months ended September 30, 2022, compared to the same period in the prior year, was primarily driven by a decrease in realized loss on marketable investments, partially offset by an increase in interest income.

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

Provision for Income Taxes

Our provision for income taxes is based on our worldwide estimated annualized effective tax rate. For jurisdictions in which a loss is forecast but no benefit can be realized for those losses, the tax is estimated separately. In certain circumstances we also record the income tax effects of discrete transactions in the quarter in which the transaction occurred. Foreign withholding taxes, U.S. federal and state income taxes, and unrealized foreign exchange loss from the prior South Korea refund claims are the primary drivers of income tax expense and the primary reasons for cash payments of income taxes. For the three and nine months ended September 30, 2022, our effective tax rate varies significantly from the 21% U.S. federal tax rate due to foreign withholding taxes, state income taxes, and unrealized foreign exchange loss from prior South Korea refund claims.

For the three months ended September 30, 2022, we recorded an income tax expense of $0.9 million on pretax loss of $389.0 million, and for the nine months ended September 30, 2022 we recorded an income tax expense of $44.5 million on pretax loss of $327.8 million, which resulted in an effective tax rate of (13.6)% for the nine months ended September 30, 2022. The income tax expense for the three and nine months ended September 30, 2022 was primarily related to foreign withholding taxes, U.S. federal and state income taxes, and unrealized foreign exchange loss from the prior year South Korea refund claims.

For the three months ended September 30, 2021, we recorded an income tax expense of $42.7 million on pretax loss of $3.7 million and for the nine months ended September 30, 2021, we recorded an income tax expense of $35.8 million on a pretax loss of $7.9 million, which resulted in an effective tax rate of (452.3)% for the nine months ended September 30, 2021. The income tax expense for the three and nine months ended September 30, 2021 was primarily related to foreign withholding taxes, base erosion and anti-abuse tax (“BEAT”), and unrealized foreign exchange loss from the prior year South Korea refund claims, which have remained relatively fixed on a forecast basis quarter over quarter.

The year-over-year increase in income tax expense for the quarter ended September 30, 2022 is largely attributable to the application of a negative effective tax rate to the September 30, 2021 year-to-date U.S. pre-tax income.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that it was not more-likely-than-not that we would realize our federal, certain state, and certain foreign deferred tax assets given the substantial amount of tax attributes that will remain unutilized to offset forecasted future tax liabilities. In the future, we may release our deferred tax asset valuation allowance associated with our federal, state, or foreign deferred tax assets depending on achievement of future profitability in relevant jurisdictions or the implementation of tax planning strategies that enable us to utilize deferred tax assets. There can be no assurance that we will generate profits or implement tax strategies in future periods that will enable us to fully realize our deferred tax assets. The timing of recording a deferred tax asset valuation allowance or the reversal of such valuation allowance is subject to objective and subjective factors that cannot be known in advance. We intend to continue maintaining a full valuation allowance on our federal deferred tax assets until there is sufficient evidence to support the reversal of all or a portion of these allowances. However, given our current earning and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of our federal valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain federal deferred tax assets and a decrease to income tax expense for the period the release is recorded.

Segment Operating Results

As of September 30, 2022, we operate in two reportable segments: (1) IP Licensing and (2) Product. There are certain corporate overhead costs that are not allocated to these reportable segments because these operating amounts are not considered in evaluating the operating performance of our business segments.

Our Chief Executive Officer has been determined to be the Chief Operating Decision Maker (“CODM”) in consideration with the authoritative guidance on segment reporting.

In our IP Licensing segment, we primarily license our innovations to leading companies in the broader entertainment and semiconductor industries, and those developing new technologies that will help drive these industries forward. Licensing arrangements include access to one or more of our foundational patent portfolios and may also include access to some of our industry-leading technologies and proven know-how. In our Product segment, we derive the majority of the revenue from licensing our technology to customers primarily through Technology License arrangements and Technology Solutions arrangements. In our Technology License arrangements, the customer obtains rights to the technology delivered at the commencement of the agreement. In our Technology Solutions arrangements, the customer receives access to a platform, media or data that includes frequent updates, where access to such updates is critical to the functionality of the technology.

We do not identify or allocate assets by reportable segment, nor does the CODM evaluate reportable segments using discrete asset information. Reportable segments do not record inter-segment revenue and accordingly there are none to report. Although the CODM uses operating income to evaluate reportable segments, operating costs included in one segment may benefit other segments.

The following table sets forth our segments’ revenue, operating expenses and operating income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
IP Licensing segment	$89,303	$101,647	$335,649	$301,507
Product segment	121,638	117,732	366,730	361,740
Total revenue	210,941	219,379	702,379	663,247
Operating expenses:
IP Licensing segment	39,083	34,676	112,849	103,116
Product segment	463,163	116,813	658,078	330,395
Unallocated operating expenses	84,911	63,964	229,847	202,157
Total operating expenses	587,157	215,453	1,000,774	635,668
Operating income (loss):
IP Licensing segment	50,220	66,971	222,800	198,391
Product segment	(341,525)	919	(291,348)	31,345
Unallocated operating expenses	(84,911)	(63,964)	(229,847)	(202,157)
Total operating income (loss)	$(376,216)	$3,926	$(298,395)	$27,579

IP Licensing Segment

IP Licensing revenue for the three months ended September 30, 2022 was $89.3 million as compared to $101.6 million for the three months ended September 30, 2021, a decrease of $12.3 million. The decrease was primarily attributable to non-recurring revenue from a license agreement recognized during the three months ended September 30, 2021.

IP Licensing revenue for the nine months ended September 30, 2022 was $335.6 million as compared to $301.5 million for the nine months ended September 30, 2021, an increase of $34.1 million. The increase was primarily attributable to the recognition of license revenue associated with an IP technology and license agreement with a large semiconductor company and the execution of a long-term license agreement with a leading consumer electronics and OTT service provider.

Operating expenses for the IP Licensing segment for the three months ended September 30, 2022 were $39.1 million, as compared to $34.7 million for the three months ended September 30, 2021, an increase of $4.4 million. The increase was primarily due to an increase in R&D costs due to increased headcount and personnel costs as well as investments in both Media and Semiconductor technology and an increase in litigation expense primarily driven by a $2.5 million reserve recorded for estimated expense reimbursement owed to Bell and Telus as a result of the expected outcome of that litigation matter. The increase in litigation expense was partially offset by reduced case activity.

Operating expenses for the IP Licensing segment for the nine months ended September 30, 2022 were $112.8 million, as compared to $103.1 million for the nine months ended September 30, 2021, an increase of $9.7 million. The increase was primarily due to an increase in R&D costs due to increased headcount and personnel costs as well as investments in both Media and Semiconductor technology and increase in litigation expense. The increase in litigation expense was primarily due to a $2.2 million reserve recorded in the second quarter of 2022 related to the Videotron matter and a $2.5 million reserve recorded in the third quarter of 2022 for estimated expense reimbursement owed to the Bell and Telus as a result of the expected outcome of that litigation matter. The increases were partially offset by reduced case activity.

Operating income for for the IP Licensing segment the three months ended September 30, 2022 was $50.2 million, as compared to $67.0 million for the three months ended September 30, 2021, a decrease of $16.8 million. The decrease was primarily due to reasons stated above. Operating income for the nine months ended September 30, 2022 was $222.8 million, as compared to $198.4 million for the nine months ended September 30, 2021, an increase of $24.4 million. The increase was primarily due to reasons stated above.

Product Segment

Product revenue for the three months ended September 30, 2022 was $121.6 million as compared to $117.7 million for the three months ended September 30, 2021, an increase of $3.9 million. The increase was primarily driven by an increase in minimum guarantee (“MG”) revenue in Consumer Electronics partially offset by decreases in revenue from the Pay-TV and Connected Car market verticals.

Product revenue for the nine months ended September 30, 2022 was $366.7 million as compared to $361.7 million for the nine months ended September 30, 2021, an increase of $5.0 million. The increase was primarily driven by increased revenue from the settlement of a contract dispute with a large mobile imagining customer in the second quarter of 2022 and increased revenue from the Consumer Electronics market vertical. The increases were partially offset by decreases in revenue from the Pay-TV and Connected Car market verticals.

Operating expenses for the Product segment for the three months ended September 30, 2022 were $463.2 million, as compared to $116.8 million for the three months ended September 30, 2021, an increase of $346.4 million. The increase was primarily driven by the goodwill impairment charge recognized during the third quarter of 2022, increase in R&D cost primarily due to employees hired in connection the Vewd Acquisition in July 2022 and increase in variable compensation. The increases were partially offset by decreases in depreciation and amortization expense due to certain fixed assets and acquired intangible assets reaching the end of their useful lives over the past twelve months and decrease in litigation expense due to reduced case activity.

Operating expenses for the Product segment for the nine months ended September 30, 2022 were $658.1 million, as compared to $330.4 million for the nine months ended September 30, 2021, an increase of $327.7 million. The increase was primarily driven by the goodwill impairment charge described above, increase in R&D costs primarily due to employees hired in connection with the MobiTV Acquisition in the second quarter of 2021 and the Vewd Acquisition in the third quarter of 2022 and increase in variable compensation. The increases were partially offset by decreases in amortization expense due to certain acquired intangible assets reaching the end of their useful lives over the past twelve and decrease in litigation expense due to reduced case activity.

Operating loss for the Product segment for the three months ended September 30, 2022 was $341.5 million, as compared to operating income of $0.9 million for the three months ended September 30, 2021, a decrease of $342.4 million. Operating loss for the nine months ended September 30, 2022 was $291.3 million, as compared to operating income of $31.3 million for the nine months ended September 30, 2021, a decrease of $322.7 million. The decreases were primarily due to reasons stated above.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the periods presented.

	As of
(in thousands, except for percentages)	September 30, 2022	December 31, 2021
Cash and cash equivalents	$271,092	$201,121
Short-term investments	1,399	60,534
Total cash, cash equivalents and short-term investments	$272,491	$261,655
Percentage of total assets	13%	11%

	Nine Months Ended September 30,
	2022	2021
Net cash from operating activities	$142,042	$165,913
Net cash from investing activities	$(4,313)	$(11,560)
Net cash from financing activities	$(64,339)	$(157,914)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments. Cash, cash equivalents and short-term investments were $272.5 million at September 30, 2022, an increase of $10.8 million from $261.7 million at December 31, 2021. This increase resulted primarily from $142.0 million in cash generated from operations, $28.3 million in proceeds from sales of investments $35.2 million in proceeds from maturities of investments and $14.3 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans, which was partially offset by $50.5 net cash paid for the Vewd Acquisition, $15.6 million in dividends paid, $32.6 million in repurchases of common stock, $30.4 million in repayment of long-term debt, and $12.6 million of capital expenditures. Cash and cash equivalents totaled $271.1 million at September 30, 2022, an increase of $70.0 million from $201.1 million at December 31, 2021.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities. Debt securities include corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. We invest excess cash predominantly in high-quality investment grade debt securities with less than three years to maturity. Our marketable debt securities are classified as available-for-sale (“AFS”) with credit losses recognized as a credit loss expense and non-credit related unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income or loss.

Other than the principal payment of $30.4 million made by us under the Refinanced Term B Loans during the nine months ended September 30, 2022, our cash requirements have not changed materially since December 31, 2021.

In addition to our cash requirements, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan.

Quarterly Dividends

In October 2022, our Board of Directors authorized payment of a quarterly dividend of $0.05 per share, to be paid in December 2022. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments.

Stock Repurchase Plan

On June 12, 2020, our Board of Directors terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”) providing for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through September 30, 2022, we have repurchased an aggregate of approximately 10.0 million shares of common stock at a total cost of $172.2 million at an average price of $17.24.

We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

While we expect to continue to generate cash flows from operating activities in 2022, the COVID-19 pandemic continues to present uncertainties as to the level of such cash flows as compared to prior years. Additionally, transaction costs relating to the Separation of our two business segments are expected to impact operating cash flows for at least the next three months. We have taken actions to manage cash flows by reducing discretionary spending and other variable costs, and closely monitoring receivables and payables.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash, cash equivalents and investments currently available, will be sufficient to satisfy our currently anticipated cash requirements through at least the next twelve months and thereafter for the foreseeable future. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses, or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness could result in increased debt service obligations and may include covenants that would restrict our operations.

Cash Flows from Operating Activities

Cash flows provided by operations were $142.0 million for the nine months ended September 30, 2022, primarily due to our net loss of $372.3 million being further adjusted for non-cash items of depreciation of $16.8 million, amortization of intangible assets of $119.3 million, goodwill impairment charges of $354.0 million, and stock-based compensation expense of $49.3 million. These increases were partially offset by $27.5 million in changes in operating assets and liabilities including payment during the first quarter of employee bonuses earned in 2021.

Cash flows provided by operations were $165.9 million for the nine months ended September 30, 2021, primarily due to our net loss of $43.7 million being adjusted for non-cash items of depreciation of $18.0 million, amortization of intangible assets of $156.8 million, stock-based compensation expense of $42.5 million, and a loss on debt extinguishment of $8.0 million. These increases were partially offset by a reduction of $7.1 million in deferred income taxes and $8.3 million in changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.3 million for the nine months ended September 30, 2022, primarily related to maturities and sales of securities of $63.4 million, partially offset by net cash paid for the Vewd Acquisition of $50.5 million, purchases of short-term investments of $4.5 million and capital expenditures of $12.6 million. The sales of securities included activity in late June in anticipation of the Vewd Acquisition which closed on July 1, 2022.

Net cash used in investing activities was $11.6 million for the nine months ended September 30, 2021, primarily related to purchases of short-term investments of $65.4 million, cash used in the MobiTV Acquisition of $17.4 million and capital expenditures of $8.3 million, partially offset by maturities and sales of securities of $79.7 million.

Capital Expenditures

Our capital expenditures for property, plant, and equipment consist primarily of purchases of computer hardware and software, information systems, production and test equipment. During the nine months ended September 30, 2022 and 2021, we spent $12.6 million and $8.3 million on capital expenditures, respectively, and we expect capital expenditures in the fourth quarter of 2022 to be immaterial. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents, and short-term investments. There can be no assurance that current expectations will be realized and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $64.3 million for the nine months ended September 30, 2022 primarily due to $30.4 million in repayment of indebtedness, $15.6 million in dividends paid, and $32.6 million in repurchases of common stock, partially offset by $14.3 million in proceeds due to the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

Net cash used in financing activities was $157.9 million for the nine months ended September 30, 2021 primarily due to $73.9 million in repayment of indebtedness, $6.8 million in debt refinancing costs, $15.8 million in dividends paid, and $75.2 million in repurchases of common stock, partially offset by $13.8 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

Long-term Debt

On June 8, 2021, we amended (the "Amendment") that certain Credit Agreement dated June 1, 2020 by and among us, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “2020 Credit Agreement”). The 2020 Credit Agreement initially provided for a five-year senior secured term B loan facility in an aggregate principal amount of $1,050 million (the “2020 Term B Loan Facility”). In connection with the Amendment, we made a voluntary prepayment of $50.6 million of the term loan outstanding under the 2020 Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a new tranche of term loans (the “Refinanced Term B Loans”) in an aggregate principal amount of $810.0 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of base rate loans, 2.50% per annum and (y) in the case of Eurodollar loans, LIBOR plus a margin of 3.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the Refinanced Term B Loans within six months of the closing date of the Amendment, (iv) an extension of the maturity to June 8, 2028, and (v) certain additional amendments, including amendments to provide us with additional flexibility under the covenant governing restricted payments. We commenced repaying quarterly installments under the Refinanced Term B Loans in the third quarter of 2021.

On July 1, 2022, TiVo Product Holdco LLC, which was subsequently renamed to Xperi Inc., issued a senior unsecured promissory note (the “Promissory Note”) to the sellers of Vewd in a principal amount of $50.0 million. The issuer’s obligations under the Promissory Note are guaranteed by the Company prior to the Separation. Indebtedness outstanding under the Promissory Note bears an interest rate of 6.00% per annum, payable in cash on a quarterly basis. If a certain qualified spin-off transaction occurs, the interest rate will be increased to the greater of (a) 6.00% and (b) the sum of (i) the highest interest rate payable under any credit facility or bonds, debentures, notes or similar instruments where the issuer or any guarantor borrows money or guarantees obligations on a secured basis on or after the date of such spin-off transaction, plus (ii) 2.00%. The Promissory Note will mature on July 1, 2025. The issuer may, at any time and on any one or more occasions, prepay all or any portion of the outstanding principal amount, plus accrued and unpaid interest, if any, under the Promissory Note without premium or penalty. In addition, the Promissory Note has mandatory prepayment provisions upon certain change of control or asset sale events.

At September 30, 2022, $759.4 million was outstanding under the Refinanced Term B Loans with an interest rate, including amortization of debt discount and issuance costs, of 6.02%. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $10.1 million for the remainder of 2022, $40.5 million in each year from 2023 through 2026, with the remaining principal balance of $587.3 million due in 2028. We are obligated to pay a portion of excess cash flow on an annual basis beginning in March 2023 based on certain leverage ratios and our excess cash flow generated for the immediately preceding calendar year. The Refinanced Term B Loans contain customary covenants, and as of September 30, 2022, we were in full compliance with such covenants.

At September 30, 2022, $50 million was outstanding under the Promissory Note with an interest rate of 6.00%. Interest is payable quarterly. The Promissory Note will mature on July 1, 2025. The Promissory Note includes certain covenants that restrict the issuer and each guarantor’s ability to, among other things, incur certain indebtedness or engage in any material line of business substantially different from those lines of business conducted by such entities on the closing date of the acquisition. The Promissory Note does not contain any financial covenants. As of September 30, 2022, we were in full compliance with such covenants.

After the Separation, we own the debt under the Refinanced B Term Loans and Xperi Inc. owns the debt under the senior unsecured promissory note.

Critical Accounting Policies and Estimates

During the three and nine months ended September 30, 2022, there was a significant change in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K.

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

We perform an annual review of the valuation of goodwill in the fourth quarter, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability, or a sustained decline in our market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require us to estimate, among other factors, future cash flows, useful lives, and fair market values of our assets. When we conduct our evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management estimates and judgment. Should conditions be different from management’s last assessment, significant impairments of goodwill may be required, which would adversely affect our operating results.

In performing the quantitative impairment test for goodwill, the fair value of the reporting unit is compared to its carrying amount. We utilize the market capitalization approach to determine the fair value of a reporting unit. Under the market capitalization approach, the fair value of a reporting unit is estimated based on the trading price of our stock as of the test date, or trading prices over a short period of time immediately prior or subsequent to the test date if such prices more reasonably represent the estimated fair value as of the test date, which is further adjusted by a control premium representing the synergies a market participant would achieve when obtaining control of the business.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Form 10-K.

Item 4. Controls and Procedures

Attached as exhibits to this Form 10-Q are certifications of Adeia Inc.’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and it should be read in conjunction with the certifications for a more complete understanding of the topics presented.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report (the evaluation date). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of the evaluation date that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Adeia Inc., including our consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to Adeia Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the last fiscal quarter covered by this Quarterly Report on Form 10-Q that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce our patents and other intellectual property rights ("IP"), to enforce the terms of license agreements, to protect trade secrets, to determine the validity and scope of the proprietary rights of others and to defend ourselves or our customers against claims of infringement or invalidity. We expect to continue to be involved in similar legal proceedings in the future, including proceedings regarding infringement of our patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of our license agreements.

Other than to the extent the proceedings described below have concluded, we cannot predict the outcome of any of the proceedings described below. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations, and cash flows.

Patent Infringement Litigation

In the ordinary course of our IP licensing business, we are required to engage in litigation to protect our IP from infringement. While litigation is never our preference and we prefer to reach mutually agreeable commercial licensing arrangements with third parties, it is sometimes a necessary step to effectively protect our investment in our IP. As a result of these lawsuits, defendants have often filed Inter Partes Review (“IPR”) petitions with the U.S. Patent Office’s Patent Trial and Appeal Board (and other similar post-grant proceedings outside of the U.S.) seeking to invalidate one or more of the patents-in-suit. We are currently engaged in multiple lawsuits with several third parties.

Videotron Patent Infringement Litigation

On June 23, 2017, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) and Adeia Media Solutions Inc. (formerly known as TiVo Solutions Inc.) (together, “Adeia Media”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”). On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy illico platform. Specifically, the Court found invalid each of the asserted claims related to the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. We accrued $2.2 million for estimated expense reimbursement in the second quarter of 2022. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada.

On May 21, 2021, Adeia Media filed a patent infringement complaint against Videotron in Toronto, Canada, alleging infringement of four patents (“Videotron 2”). On July 21, 2021, the Federal Court of Canada held a case management conference in Videotron 2, shortly before which Videotron filed a motion to strike various portions of the statement of claim. On October 22, 2021, the Court held a hearing on Videotron’s motion to strike. On March 22, 2022, the Court issued an order on Videotron’s motion to strike, dismissing the motion in its entirety. On April 1, 2022, Videotron filed an appeal of the Court’s order dismissing Videotron’s motion to strike. On June 30, 2022, the Court issued its decision in Videotron's appeal in which it ruled in Adeia Media's favor and dismissed Videotron's appeal. Discovery in the case began in August 2022. The Court has not set the trial date.

Bell and Telus Patent Infringement Litigation

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, "Bell") in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, "Telus") in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its confidential decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent ligitation is entitled to reimbursement of certain of its costs and expenses. Accordingly, while the exact reimbursement amount has yet to be determined, we have accrued $2.5 million for estimated expense reimbursement during the third quarter of 2022.

On July 27, 2021, Rovi filed a patent infringement complaint against Bell Canada and four of its affiliates, Telefonaktiebolaget L M Ericsson, Ericsson Canada Inc., and MK Systems USA Inc. and MK Mediatech Canada Inc. (collectively, “Defendants”) in Toronto, Canada, alleging infringement of four patents (“Bell 2”). The Defendants filed a motion to strike various portions of the statement of claim in Bell 2. On October 22, 2021, the Federal Court of Canada held a hearing on Defendants’ motion to strike. On March 22, 2022, the Court issued an order on Defendants’ motion to strike, dismissing-in-part and granting-in-part. On April 1, 2022, the Defendants filed a Notice of Motion to Appeal the Court’s order on Defendants’ motion to strike. On June 30, 2022, the Court issued its decision in Defendants' appeal in which it ruled in Rovi's favor and dismissed Defendants' appeal. Discovery in the case is set to begin in November 2022. The Court has yet to set the trial date.

NVIDIA Patent Infringement Litigation

On May 8, 2019, Adeia Semiconductor Technologies LLC (formerly known as Invensas Corporation) and Adeia Semiconductor Advanced Technologies, Inc. (formerly known as Tessera Advanced Technologies, Inc.) (together, "Adeia Semiconductor") filed a complaint against NVIDIA Corporation (“NVIDIA”) in the United States District Court for the District of Delaware, alleging infringement of five patents, and requesting, among other things, that NVIDIA be ordered to pay compensatory damages in an amount no less than a reasonable royalty. NVIDIA answered the complaint on July 1, 2019, and subsequently moved to transfer the case to the United States District Court for the Northern District of California. The court denied NVIDIA’s motion to transfer on September 17, 2019.

In September 2020, the Patent Trial and Appeal Board (“PTAB”) instituted IPRs of several patents-in-suit. The parties stipulated to an order staying the litigation pending resolution of the IPR proceedings and to dismissal of claims relating to two patents. As a result, there are three patents-in-suit remaining. One patent has no IPRs pending against it. Two patents are subject to IPRs. On June 9, 2021, the PTAB held oral arguments in the IPRs. On September 1, 2021, the PTAB issued final written decisions in the IPRs in which it found all challenged claims of the two patents invalid. On November 1, 2021, Adeia Semiconductor filed appeals of each of the IPR decisions with the United States Court of Appeals for the Federal Circuit. Adeia Semiconductor filed its opening brief on March 14, 2022. On June 8, 2022, NVIDIA filed its response brief. On July 22, 2022, Adeia Semiconductor filed its reply brief. No date has been set yet for oral argument. The District Court Litigation will remain stayed pending the outcome of the IPR appeals.

Item 1A. Risk Factors

The following risk factors amend and replace in their entirety the risk factors contained in the Company’s Form 10-K for the year ended December 31, 2021 in their entirety. Unless the context otherwise requires, the risk factors identified below relate to the Company after giving effect to the Separation.

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock. Any of the following risks and uncertainties may be exacerbated by the impacts of the COVID-19 pandemic and related events.

Risk Factor Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related to the Separation

We may not be able to achieve the expected benefits of the separation.

If the distribution, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax liability.

Following the separation and distribution, we rely on Xperi Inc. for certain transition services and following the completion of the transition period, we will need to provide these services internally or obtain them from unaffiliated third parties.

The separation and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

Following the separation and distribution, we may not enjoy the same benefits of diversity, leverage, and market reputation that we enjoyed as a combined company.

Certain members of our Board of Directors and management may have actual or potential conflicts of interest because of their ownership of our shares and shares of Xperi Inc.

In connection with our separation we assumed, and indemnified Xperi Inc. for, certain liabilities. If we are required to make payments pursuant to these indemnities, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In addition, Xperi Inc. will assume, and indemnify us for certain liabilities. These indemnities may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility, and Xperi Inc. may not be able to satisfy its indemnification obligations in the future.

Risks Relating to Our Business Operations

The success of our IP licensing business is dependent on the strength of our patent portfolios.

We enter into IP license agreements that have fixed expiration dates and if, upon expiration or termination, we are unable to renew or replace such license agreements on terms favorable to us, our results of operations could be harmed.

If we fail to protect and enforce our IP rights, contract rights, and our confidential information, our business will suffer.

If we fail to use adequate mechanisms to protect our technology and IP, or if a court fails to enforce our IP rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.

Due to the nature of our business, we could continue to be involved in a number of costly litigation, arbitration and administrative proceedings to enforce or defend our IP rights and to defend our licensing practices.

Some of our IP license agreements contain “most favored nations” clauses, which may restrict our ability to offer more competitive terms to other customers in the future.

We regularly make strategic decisions about our patent portfolios. Although we seek to focus our operations in areas where we see the potential for growth and to divest assets where we see more limited opportunities, dispositions we decide to undertake may involve risks, and the anticipated benefits of such actions may not be realized.

Our business and results of operations have been, and are expected to continue to be, impacted by the global COVID-19 pandemic.

The structure and timing of our IP license agreements may cause fluctuations in our quarterly or annual financial results.

Some of our IP license agreements may convert to fully paid-up licenses at the expiration of their terms, or upon the occurrence of certain events, and in such event we will not receive fees thereafter.

The long-term success of our business is partially dependent on a royalty-based business model, which is inherently risky.

A portion of our revenue and cash flow is dependent upon our customers’ sales and other factors that are beyond our control or are difficult to forecast.

Risks Related to Financial Matters

We have significant indebtedness which could adversely affect our financial position.

Our variable rate indebtedness may expose us to interest rate risk, which could cause our debt costs to increase significantly.

U.S. Federal Reserve Bank monetary policy actions could increase our costs of servicing our variable rate indebtedness and increase our risk of default.

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

Risks Related to Regulatory and Legal Matters

New governmental regulations, new interpretations of existing laws, including legislative initiatives, or judicial or regulatory decisions regarding IP rights or the internet could cause uncertainties and result in harm to our business.

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

Risks Related to the Separation

We may not be able to achieve the expected benefits of the separation.

On October 1, 2022, we completed the separation of our product business from our intellectual property (“IP”) licensing business, resulting in two independently traded companies: Xperi Inc., the new holding company for the spun-out product business, and Adeia Inc., our company. We undertook the separation to achieve certain intended benefits including:

•
eliminating competing priorities for capital allocation between the product and IP licensing businesses;
•
enabling the respective management teams to better focus on strengthening their core businesses and operations;
•
enhancing operational flexibility for both businesses, particularly in dealing with suppliers and customers;
•
streamlining the investment profiles of both businesses and enhancing their marketability; and
•
improving access to talent by allowing each company to capitalize on their distinct cultures and recruitment strategies.

If the separation does not provide the benefits we intend, there could be a disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our business and impairment of our key customer relationships. In addition, the separation continues to require management’s time and effort, which may divert management’s attention from operating and growing our business. Furthermore, as a result of the separation, we may be more susceptible to market fluctuations and other adverse events and our business will be less diversified than our business prior to the separation. If we fail to achieve some or all of the benefits that we expect to achieve from the separation, or do not achieve them in the time we expect, our business, financial condition and results of operations could be materially and adversely affected.

If the distribution, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax liability.

The distribution was conditioned on a tax opinion from outside counsel, in form and substance reasonably acceptable to us, substantially to the effect that, among other things, the distribution and certain related transactions will qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code (the “Tax Opinion”). Additionally, we received a private letter ruling from the IRS, substantially to the effect that, among other things, the distribution, together with certain related transactions, will qualify as a tax-free transaction for U.S. federal income tax purposes under Section 355 and Section 368(a)(1)(D) of the Code (the “IRS Ruling”). The IRS Ruling and the Tax Opinion relied on certain facts, assumptions, and undertakings, and certain representations from us and Xperi Inc., regarding the past and future conduct of both respective businesses and other matters. The Tax Opinion also relied on the continued validity of the IRS Ruling. Notwithstanding the Tax Opinion and the IRS Ruling, the IRS could determine on audit that the distribution or certain related transactions should be treated as a taxable transaction if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated, or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions of the Tax Opinion that are not covered by the IRS Ruling.

If the distribution ultimately is determined to be taxable, then our stockholders that received shares of Xperi Inc. common stock in the distribution would be treated as having received a distribution of property in an amount equal to the fair market value of such shares (including any fractional shares sold on behalf of such stockholder) on the distribution date and could incur significant income tax liabilities, and we would recognize corporate level taxable gain on the distribution in an amount equal to the excess, if any, of the fair market value of Xperi Inc. common stock distributed to our stockholders on the distribution date over our tax basis in such stock. In addition, if certain related transactions, including certain transactions undertaken pursuant to our internal reorganization and business realignment, through which we entered into a series of internal reorganization transactions with Xperi Inc. to align our respective product and IP licensing businesses (the “Internal Reorganization and Business Realignment”), that are intended to qualify for tax-free treatment, fail to qualify for tax-free treatment under U.S. federal, state, local tax and/or foreign tax law, we and Xperi Inc. could incur significant tax liabilities and/or lose significant tax attributes under U.S. federal, state, local and/or foreign tax law.

Even if the distribution otherwise constitutes a tax-free transaction to stockholders under Section 355 of the Code, we may be required to recognize corporate level tax on the distribution and certain related transactions under Section 355(e) of the Code if, as a result of the all-stock merger of equals transaction consummated on June 1, 2020 between TiVo Corporation and Xperi Corporation and their respective consolidated subsidiaries (the “Mergers”) or other transactions considered part of a plan with the distribution, there is a 50 percent or greater change of ownership in us or Xperi Inc. Following the Mergers, and in anticipation of the distribution, we sought and received the IRS Ruling, which included a ruling from the IRS regarding the proper manner and methodology for measuring the common ownership of our stock and the stock of TiVo Corporation and Xperi Corporation for purposes of determining whether there has been a 50 percent or greater change of ownership under Section 355(e) of the Code. The Tax Opinion relied on the continued validity of the IRS Ruling, as well as certain factual representations from us as to the extent of common ownership in the stock of TiVo Corporation and Xperi Corporation immediately prior to the Mergers. Based on the representations made by us as to the common ownership in the stock of TiVo Corporation and Xperi Corporation immediately prior to the Mergers and assuming the continued validity of the IRS Ruling, the Tax Opinion concluded that there was not a 50 percent or greater change of ownership for purposes of Section 355(e) as a result of the Mergers. Notwithstanding the Tax Opinion and the IRS Ruling, the IRS could determine that the distribution or a related transaction should nevertheless be treated as a taxable transaction to us if it determines that any of the facts, assumptions, representations or undertakings provided by us are not correct or that the distribution should be taxable for other reasons, including if the IRS were to disagree with the conclusions in the Tax Opinion that are not covered by the IRS Ruling.

Under the tax matters agreement that we entered into with Xperi Inc. on October 1, 2022 (the “Tax Matters Agreement”), Xperi Inc. is generally obligated to indemnify us against taxes imposed on us that result from the failure of the distribution to qualify for non-recognition treatment for U.S. federal income tax purposes (including any taxes imposed on us due to the application of Section 355(e) to the distribution), to the extent such failure is attributable to actions, events or transactions relating to Xperi Inc. or its affiliates’ stock, assets or business, or any breach of Xperi Inc.’s representations, covenants or obligations under the Tax Matters Agreement (or certain other agreements it entered into in connection with the separation and distribution) or any breach by Xperi Inc. or its affiliates of representations made in any representation letter provided in connection with the Tax Opinion.

If the distribution fails to qualify for non-recognition treatment for U.S. federal income tax purposes for certain reasons relating to the overall structure of the Mergers and the distribution, then under the Tax Matters Agreement, we and Xperi Inc. would share the tax liability resulting from such failure in accordance with our relative market capitalizations as of the distribution date (determined based on the average trading prices of each company’s stock during the ten trading days beginning on the distribution date).

If the distribution or certain related transactions are determined to be taxable for U.S. federal income tax purposes, we could incur significant U.S. federal income tax liabilities. As described above, we may be entitled to indemnification from Xperi Inc. under the Tax Matters Agreement for all or a portion of such tax liabilities. However, if Xperi Inc. fails to indemnify us, as required by the Tax Matters Agreement, or if we are required to recognize tax on the distribution or certain related transactions under circumstances where we are not entitled to indemnification, or if such indemnities are not sufficient to satisfy the full amount of such tax, we could be subject to significant tax liability. Even if we ultimately succeed in recovering from Xperi Inc. any amounts that are subject to indemnification, we may be temporarily required to bear these losses ourselves. Each of these risks could have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Following the separation and distribution, we rely on Xperi Inc. for certain transition services and following the completion of the transition period, we will need to provide these services internally or obtain them from unaffiliated third parties.

We and Xperi Inc. entered into a transition services agreement in connection with the separation pursuant to which Xperi Inc. and its subsidiaries provide us and our subsidiaries various services for an up to 12-month transitional period. The services provided include back office functions and assistance with regard to administrative tasks relating to day-to-day activities as needed, including finance, accounting, and tax activities, IT services, customer support, facilities services, human resources, and general corporate support, as well as pass-through services provided by certain vendors. Our interests and those of Xperi Inc. could differ with respect to the provision of the services during the transitional period, which could negatively impact the scope, duration or effectiveness of the transition services agreement. In addition, if Xperi Inc. or its subsidiaries do not satisfactorily perform their obligations under the transition service agreement, our business, financial condition, results of operations and cash flows could be negatively impacted.

Following the completion of the transition period, we will need to provide internally or obtain from unaffiliated third parties certain services we previously received from the product business now comprising Xperi Inc. and its affiliates. We may be unable to replace these services in a timely manner or on terms and conditions as favorable as the terms of the transition services agreement. If we fail to obtain the quality of administrative services necessary to operate effectively or incur greater costs in obtaining these services, our profitability, financial condition, and results of operations may be materially and adversely affected.

The separation and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.

Although we received a solvency opinion confirming that we and Xperi Inc. will each be adequately capitalized following the distribution, the separation could be challenged under various state and federal fraudulent conveyance laws. Fraudulent conveyances or transfers are generally defined to include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors or transfers made or obligations incurred for less than reasonably equivalent value when the debtor was insolvent, or that rendered the debtor insolvent, inadequately capitalized or unable to pay its debts as they become due. Any unpaid creditor could claim that we did not receive fair consideration or reasonably equivalent value in the separation and distribution, and that the separation and distribution left us insolvent or with unreasonably small capital or that we intended or believed we would incur debts beyond our ability to pay such debts as they mature. If a court were to agree with such a plaintiff, then such court could void the separation and distribution as a fraudulent transfer or impose substantial liabilities on us, which could adversely affect our financial condition and our results of operations.

The distribution is also subject to review under state corporate distribution statutes. Under the Delaware General Corporation Law (the “DGCL”), a corporation may only pay dividends to its stockholders either (i) out of its surplus (net assets minus capital) or (ii) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although our board of directors intended to make the distribution out of our surplus and received an opinion that we had adequate surplus under Delaware law to declare the dividend of Xperi Inc. common stock in connection with the distribution, there can be no assurance that a court will not later determine that some or all of the distribution was unlawful.

Following the separation and distribution, we may not enjoy the same benefits of diversity, leverage, and market reputation that we enjoyed as a combined company.

Our business (or portions thereof) has historically benefited from our (and, prior to the Mergers, TiVo Corporation and Xperi Corporation’s) operating diversity and purchasing power, as well as opportunities to pursue integrated strategies with our other businesses, including those businesses that were allocated to Xperi Inc. in connection with the separation. Following the separation and distribution, we will not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets.

Additionally, following the separation and distribution, we may become more susceptible to market fluctuations and other adverse events than if Xperi Inc. had remained part of our organizational structure. As part of our business, we (and, prior to the Mergers, as part of TiVo Corporation and Xperi Corporation, as applicable) have been able to leverage our historical market reputation and performance as well as those businesses’ brand identities, which has allowed us to, among other things, recruit and retain key personnel to run our business. Following the separation and distribution, we may not enjoy the same historical market reputation, nor the same performance or brand identity, which may make it more difficult for us to recruit or retain such key personnel.

Certain members of our Board of Directors and management may have actual or potential conflicts of interest because of their ownership of our shares and shares of Xperi Inc.

As a result of the way in which the employee matters agreement addressed equity compensation awards held by our and Xperi Inc.’s directors and executives, certain members of our Board of Directors and management own shares of Xperi Inc. and/or restricted stock units of Xperi Inc., which could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for Xperi Inc. and us.

In connection with our separation we assumed, and indemnified Xperi Inc. for, certain liabilities. If we are required to make payments pursuant to these indemnities, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In addition, Xperi Inc. will assume, and indemnify us for certain liabilities. These indemnities may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility, and Xperi Inc. may not be able to satisfy its indemnification obligations in the future.

Pursuant to the separation and distribution agreement, the employee matters agreement, and the tax matters agreement with Xperi Inc., we agreed to assume, and indemnify Xperi Inc. for certain liabilities for uncapped amounts, which could include, among other items, associated defense costs, settlement amounts and judgments. Payments pursuant to these indemnities could be significant and could negatively impact our business.

Third parties could also seek to hold us responsible for any of the liabilities allocated to Xperi Inc., including those related to Xperi Inc.’s business. Xperi Inc. agreed to indemnify us for such liabilities, but such indemnities may not be sufficient to protect us against the full amount of such liabilities. Even if we ultimately succeed in recovering from Xperi Inc. any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

Additionally, we assumed and are responsible for the payment of our share of (i) certain liabilities of Xperi Inc. relating to, arising out of, or resulting from certain general corporate matters of Xperi Inc. and (ii) certain separation expenses not otherwise allocated to Xperi Inc. (or allocated specifically to us) pursuant to the separation and distribution agreement, and third parties could seek to hold us responsible for Xperi Inc.’s share of any such liabilities. Xperi Inc. will indemnify us for their share of any such liabilities; however, such indemnities may not be sufficient to protect us against the full amount of such liabilities, and/or Xperi Inc. may not be able to fully satisfy their respective indemnification obligations. In addition, even if we ultimately succeed in recovering from Xperi Inc. any amounts for which we are held liable in excess of our agreed share, we may be temporarily required to bear these losses ourselves. Each of these risks could negatively affect our business, financial condition, results of operations and cash flows.

Risks Relating to Our Business Operations

The success of our IP licensing business is dependent on the strength of our patent portfolios.

We derive our revenue from patent licenses and technology transfer agreements. The success of our business depends on our ability to continue to develop, acquire, and enforce patents that address the evolving needs of the industries in which our current or future customers operate. We devote significant resources to developing and acquiring such patents and we must continue to do so in the future to remain competitive. Competition for acquiring such patents is intense and there is no assurance that we can continue to acquire such patents on favorable terms or develop such patents in a timely or economical fashion. Furthermore, our patents will expire in the future, the timing of which varies from jurisdiction to jurisdiction. Our current U.S. issued patents expire at various times through the next two decades. Consequently, we need to develop or acquire successful innovations and obtain patents on those innovations, or acquire new patents from third parties, before our current patents expire. Our failure to do so could significantly harm our business, financial position, results of operations, and cash flows.

We enter into IP license agreements that have fixed expiration dates and if, upon expiration or termination, we are unable to renew or replace such license agreements on terms favorable to us, our results of operations could be harmed.

We enter into IP license agreements that have fixed expiration dates. Upon expiration of such agreements we need to renew or replace these agreements in order to maintain our revenue base. If we are unable to replace the revenue from an expiring license, either through a renewal of such license or with licenses from other customers, our results of operations could be adversely impacted as compared to periods prior to such expiration.

In addition, we may not be able to continue entering into licenses on terms that are favorable to us, which could harm our results of operations. While we have expanded our licensable technology portfolio through internal development and third-party acquisitions, there is no guarantee that these measures will lead to continued revenue. If we fail to continue to do business with our current customers, our business would be materially adversely affected.

Furthermore, a small number of our customers may represent a significant percentage of our revenue. Agreements with some of these customers do not require any minimum license fees. Consumer demand for our technologies can shift quickly as many of the markets in which we serve are rapidly evolving. As a result, these customers may lose subscribers, which would reduce our revenue. Accordingly, the possibility that a customer, including a customer that represents a significant portion of our revenue, may reduce or eliminate its use of our technologies, presents a risk to our business.

If we fail to protect and enforce our IP rights, contract rights, and our confidential information, our business will suffer.

We rely primarily on a combination of license, development and nondisclosure agreements and other contractual provisions, as well as IP laws, to protect our technology and IP. If we fail to protect our technology or IP, including by failing to enforce the terms of our contracts or IP rights through litigation, our customers and others may seek to use our technology and IP without a license or without the payment of license fees, which could weaken our competitive position, reduce our operating results and increase the likelihood of costly litigation. Others may also develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our technologies. The growth of our business depends in large part on our ability to secure IP rights in a timely manner, our ability to convince third parties of the applicability of our IP rights to their products and services, and our ability to enforce our IP rights.

We attempt to obtain patent protection for our innovations, and our license agreements typically include both issued patents and pending patent applications. If we fail to file for patents in a timely manner or if the patents issued to us do not cover all of the inventions disclosed in our patent applications, others could use portions of our technology and IP without a license or without the payment of license fees. For example, our business may suffer if we are unable to obtain patent protection in a timely manner from the US Patent and Trademark Office due to processing delays resulting from examiner turnover and a continuing backlog of patent applications.

If we fail to use adequate mechanisms to protect our technology and IP, or if a court fails to enforce our IP rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.

Further, the laws and enforcement regimes of certain countries may not protect our technology and IP to the same extent as do the laws and enforcement regimes of the U.S. In certain jurisdictions we may be unable to protect our technology and IP adequately against unauthorized use, which could adversely affect our business.

At times, we are engaged in disputes regarding the licensing of our IP rights, including matters related to our license fees and other terms of our licensing arrangements. These types of disputes can be asserted by our customers, prospective customers, or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. Any such disputes, regardless of their merit, could be difficult and costly to defend or settle. Damages and requests for injunctive relief asserted in disputes like these could be significant, and could be disruptive to our business.

Due to the nature of our business, we could continue to be involved in a number of costly litigation, arbitration and administrative proceedings to enforce or defend our IP rights and to defend our licensing practices.

While some companies seek licenses before they commence manufacturing and/or selling products, services or solutions that use our patented inventions, most do not. Consequently, we proactively approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying users and potential users of our inventions and negotiating license agreements with companies, including those that may be reluctant to pay for licenses to our IP. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, offer for sale, import or use products and services, we have in the past commenced, and may in the future, commence legal or administrative action against the third party if they refuse to enter into a license agreement with us. In turn, we have faced, and could continue to face, counterclaims and other legal proceedings that claim that our patents are invalid, unenforceable or not infringed. Litigation adversaries have also filed against us, and other third parties may in the future file, validity challenges such as Inter Partes Review proceedings in the USPTO, which can lead to delays of our patent infringement actions as well as potential findings of invalidity. Further, in certain jurisdictions where we may pursue protections of our IP rights, if we are unsuccessful in litigation we may be liable for the costs of defendants that receive favorable rulings. Given the nature of our business, such proceedings could have a material adverse effect on our business, financial condition, and results of operations.

Some of our IP license agreements contain “most favored nations” clauses, which may restrict our ability to offer more competitive terms to other customers in the future.

Some of our license agreements contain “most favored nation” clauses, which typically provide that if we enter into an agreement with another customer on more favorable terms, we must offer some of those terms to our existing customers. We have entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. These agreements may obligate us to provide different, more favorable, terms to customers, which could, if applied, result in lower revenue or otherwise adversely affect our business, financial condition, and results of operations. While we believe that we have appropriately complied with the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if enforced, could have an adverse effect on our financial condition or results of operations. Disputes over such terms may be costly, difficult and time-consuming to resolve, and could divert our management’s attention and resources.

We regularly make strategic decisions about our patent portfolios. Although we seek to focus our operations in areas where we see the potential for growth and to divest assets where we see more limited opportunities, dispositions we decide to undertake may involve risks, and the anticipated benefits of such actions may not be realized.

From time to time, we intend to make strategic decisions about our patent portfolio, whether through a formal portfolio review or opportunistic dispositions. Cost savings expectations of any portfolio review are inherently uncertain and, therefore, we cannot provide assurance that we will achieve any expected or actual cost savings from any such action. Our portfolio review activities may place substantial demands on our management, which could lead to the diversion of management’s attention from other business priorities. Any assets that we divest could turn out to be more valuable than we had anticipated, and we may not realize the anticipated benefits of any strategic decision about our patent portfolio.

Our business and results of operations have been, and are expected to continue to be, impacted by the global COVID-19 pandemic.

Our business and results of operations have been adversely affected by the global COVID-19 pandemic and related events and we expect its impact to continue. The impact to date has included periods of significant volatility in various markets and industries. The volatility has had, and we anticipate it will continue to have, an adverse effect on our customers and on our business, financial condition and results of operations, and may result in increased credit losses. For example, the consumer electronics industry has been and may continue to be impacted by the pandemic and/or other events beyond our control, and further volatility could have an additional negative impact on this industry, its customers, and on our business operations, which may lead to reduced revenue. In addition, the COVID-19 pandemic has impacted and may continue to impact the financial condition of our customers who may not be able to satisfy their obligations under our agreements timely or at all.

The structure and timing of our IP license agreements may cause fluctuations in our quarterly or annual financial results.

From time to time we enter into IP license agreements that include pricing or payment terms that result in quarter-to-quarter or year-over-year fluctuations in our revenue and cash flows. The effect of these terms may also cause our aggregate annual revenue to grow less rapidly than annual growth in the applicable end market. Additionally, our customers may fail to pay, delay payment of, or underpay what they owe to us under our IP license agreements, which may in turn require us to enforce our contractual rights through legal proceedings, resulting in payment amounts and timing different than expected based on the terms of our license agreements. This also may cause our revenue and cash flows to fluctuate on a quarter-to-quarter or year-over-year basis.

Some of our IP license agreements may convert to fully paid-up licenses at the expiration of their terms, or upon the occurrence of certain events, and in such event we will not receive fees thereafter.

From time to time we enter into semiconductor IP license agreements that automatically convert to fully paid-up licenses upon expiration of a specified term or upon the occurrence of certain events. We may not receive further fees from customers for any licensed technology under those agreements if they convert to fully paid-up licenses because such customers will be entitled to continue using some, if not all, of the relevant IP or technology under the terms of the license agreements without further payment, even if relevant patents or technologies are still in effect. If we cannot find another source of fees to replace the fees from these license agreements converting to fully paid-up licenses, our results of operations following such conversion would be materially adversely affected.

The long-term success of our business is partially dependent on a royalty-based business model, which is inherently risky.

The long-term success of our business is partially dependent on royalties paid to us by customers. Fees under our licenses may be based upon, among other things, the number of subscribers for Pay-TV, a per-unit sold basis, or a fixed quarterly or annual amount. We are dependent upon our ability to structure, negotiate, and enforce agreements for the determination and payment of such fees, as well as upon our customers’ compliance with their agreements. We face risks inherent in a license-based business model, many of which are outside of our control, such as the following:

•
the number of subscribers our Pay-TV customers have;
•
the rate of adoption and incorporation of our technology by semiconductor manufacturers, assemblers, foundries, and manufacturers of consumer and communication electronics;
•
the demand for products that incorporate our licensed technology;
•
the cyclicality of supply and demand for products using our licensed technology;
•
the impact of economic downturns; and
•
the impact of poor financial performance of our customers.

A portion of our revenue and cash flow is dependent upon our customers’ sales and other factors that are beyond our control or are difficult to forecast.

A portion of our revenue is dependent on sales by our customers that are outside our control and that could be negatively affected by a variety of factors, including global, regional and/or country-specific economic conditions and/or public health concerns (e.g., the current COVID-19 pandemic), country-specific natural disasters impacting licensee manufacturing and sales, demand and buying patterns of end users, which are often driven by replacement and innovation cycles, the service life of products incorporating our technologies, competition for our customers’ products, supply chain disruptions, and any decline in the sale prices our customers receive for their covered products and services. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.

Our customers may delay, refuse to or be unable to make payments to us due to financial difficulties or otherwise.

A number of our customers may face severe financial difficulties from time to time, which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under IP license or settlement agreements. Our customers may also merge with or may shift the manufacture of licensed products to companies that are not currently customers of our technology. This could make the collection process complex, difficult and costly, which could adversely impact our business, financial condition, results of operations and cash flows.

It is difficult for us to verify royalty amounts owed to us under our IP license agreements, and this may cause us to lose revenue.

The terms of our IP license agreements often require our customers to report on the number of subscribers or unit sales on a periodic basis. However, we may have difficulty independently determining whether our customers are reporting such data accurately. In addition, although our license terms generally give us the right to audit books and records of our customers to verify this information, audits can be expensive, time consuming, potentially detrimental to our ongoing business relationships with our customers and, in some cases, may not be cost justified based on our understanding of our customers’ businesses. Further delays in royalty reporting or payment by some of our customers may result due to the continued impact of the COVID-19 pandemic.

We face competitive risks in the provision of IP licenses to the industries that we serve, including the entertainment industry and electronic industries.

Due to the exclusionary nature of patent rights, we do not compete, in a traditional sense, with other patent holders for patent licensing relationships. Other patent holders do not have the same rights to the inventions and technologies encompasses by our patent portfolio. However, our future success depends on our ability to establish and maintain licensing relationships with companies in the industries that we currently serve and may enter in the future, including Pay-TV service providers, consumer electronics manufacturers, semiconductor and equipment manufacturers, and the entertainment and electronics businesses.

Our pursuit of acquisitions and divestures may adversely affect our business operations or stock price if we cannot successfully execute our strategies.

We have made several acquisitions, domestically and internationally, and it is our current plan to continue to acquire assets, patents or companies that we believe are strategic to our future business. Acquisitions involve challenges in terms of successful integration of IP, technologies, and employees.

Our future success will depend, in part, upon the ability of our management team to manage any growth effectively, requiring our management to:

•
recruit, hire, and train additional personnel;
•
implement and improve our operational and financial systems, procedures, and controls;
•
maintain our cost structure at an appropriate level based on the revenue and cash we forecast and generate;
•
manage multiple concurrent IP development projects; and
•
manage operations in multiple time zones with different cultures and languages.

We may not realize the anticipated benefits of the other acquisitions we may complete in the future, and we may not be able to incorporate any acquired IP or technologies with our existing operations, or integrate personnel, systems, processes and operations from the acquired businesses, in which case our business could be harmed.

Financing for future acquisitions may not be available on favorable terms, or at all. If we use our equity securities to fund the acquisition, it may result in significant dilution to our existing stockholders. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause the value of our stock to fall. We cannot ensure that we will be able to successfully complete any acquisition or divestiture in the future. Further, the terms of our indebtedness constrain our ability to make and finance additional acquisitions or divestitures.

We are exposed to the risks related to international sales and operations.

We derive a portion of our total revenue from operations outside of the United States. Therefore, we face exposure to risks of operating in many foreign countries, including:

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
•
difficulties in maintaining overseas subsidiaries;
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

Uncertainty and instability resulting from the conflict between Russia and Ukraine could negatively impact our business, financial condition, and operations.

Russia’s invasion of Ukraine and the uncertainty surrounding the escalating conflict could negatively impact global and regional economic conditions and financial markets, which may adversely affect our business operations. In response to the conflict, the U.S., European Union and other countries have imposed financial and economic sanctions against Russia and certain businesses and companies associated with Russia, which are creating, and may continue to create, market disruption and volatility and instability in the geopolitical environment. The extent to which this conflict escalates to other countries and the resulting impact of sanctions on the global market, including supply chain disruptions, shortages of energy supplies and raw materials, inflation and rising cost of fuels and transportation, cyberwarfare, consumer confidence, and spending in the United States. and other countries in which we operate, remains uncertain. In addition, continued conflict and the resulting uncertainty would negatively impact certain of our customers who either have operations or derive sales in the region, which could ultimately have an adverse effect on us. If the war continues without resolution, it may lead to further sanctions, embargoes, regional instability, geopolitical shifts and recession in the global economy, any of which may adversely affect our business and financial condition.

Our systems, networks and business activities and those of third parties that we utilize in our operations are subject to cybersecurity and stability risks, including information technology system failures, and security breaches.

Despite our provisions for system redundancy and the implementation of security measures within our internal and external information technology and networking systems, our information technology systems and those of third parties that we utilize in our operations may be subject to security breaches, unauthorized access (malicious or accidental), misuse of information by authorized users, data leaks or unintentional exposure of information, failed processes or other bugs, loss of data, damages from computer viruses or malware, natural disasters, terrorism, telecommunication failures or disruption of service. In addition, our business activities depend on the ability to store and transmit confidential or proprietary information and data securely on our systems and third-party systems and over private, and public networks. Any compromise of our ability to store or transmit such information and data securely or reliably, and any costs associated with preventing or eliminating such problems, could harm our business. Our activities are subject to a number of cybersecurity and stability risks:

•
our own or licensed encryption and authentication technology, or access or security procedures, may be compromised, breached or otherwise be insufficient to ensure the security of confidential or proprietary information or data, including customer information;
•
we could experience damage from unauthorized access, computer viruses, ransomware, system interference or destruction, “denial of service” attacks and other disruptive problems, whether intentional or accidental, that may inhibit or prevent access to our websites and infrastructure, or cause confidential or proprietary information to be disclosed to a perpetrator, others or the general public;
•
hackers could circumvent our security measures and misappropriate our information, or our customers’ proprietary information or content, interrupt operations, or jeopardize our licensing arrangements, many of which are contingent on our sustaining appropriate security protections; or
•
we could inadvertently disclose confidential or proprietary information.

Each of the foregoing risks also applies to the computer systems of third parties that we rely upon in our operations, including providers of cloud storage and services. The occurrence of any of these or similar events could damage our business, hurt our ability to license IP and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, increase the costs of our ongoing cybersecurity protections and enhancements, require us to incur significant expenses to address, remediate or resolve such issues and expose us to litigation and other liabilities. Because some of our technologies are intended to inhibit use of or restrict access to our customers’ IP, we may become the target of hackers or other persons whose use of, or access to, our customers’ IP is affected by our technologies. Also, hackers may, for financial gain or other motives, seek to infiltrate or damage our systems, or obtain sensitive business information or customer information. We also may be exposed to customer claims, or other liability, in connection with any security breach or inadvertent disclosure. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate problems caused by such breaches, attacks or failures.

If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, we may not be able to execute our business strategy effectively.

Our success depends, in large part, on the continued contributions of our key management, IP, sales, marketing, legal and finance personnel, many of whom are highly skilled and would be difficult to replace. None of our senior management or key sales personnel are bound by written employment contracts that require them to remain with us for a specified period. In addition, we do not currently maintain key-person life insurance covering our key personnel or have restrictions on their post-employment ability to solicit our employees, contractors or customers if key personnel voluntarily terminate their employment. The loss of any of our senior management or other key personnel could harm our ability to implement our business strategy and respond to the rapidly changing market conditions in which we operate. Our future success will depend to a significant extent on the ability of these executives to effectively drive execution of our business strategy, and on the ability of our management team to work together effectively.

Our success also depends on our ability to attract, train and retain highly skilled managerial, sales, marketing, legal and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified personnel is intense, particularly in the technology industry in which we operate, and we may not be successful in attracting and retaining such personnel. If we fail to attract and retain qualified employees, including internationally, our ability to grow our business could be harmed. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Some of the companies with which we compete for experienced personnel may be able to offer more attractive terms of employment to potential candidates. Volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees.

Risks Related to Financial Matters

We have significant indebtedness which could adversely affect our financial position.

As of October 1, 2022, immediately after giving effect to the separation, we had $759.4 million of total debt outstanding under our Refinanced Term B Loans. Our Refinanced Term B Loans are guaranteed by us and our wholly-owned material domestic subsidiaries and are secured by substantially all of our and the subsidiary guarantors’ assets. Our indebtedness may:

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

As of October 1, 2022, we had $759.4 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At October 1, 2022, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $7.6 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve continues to raise its benchmark interest rate through one or more rate hikes, as is currently anticipated by many banking analysts, the increases would likely impact the borrowing rate on our outstanding indebtedness and increase our interest expense.

U.S. Federal Reserve Bank monetary policy actions could increase our costs of servicing our variable rate indebtedness and increase our risk of default.

The recent 75 basis point increase by the Federal Reserve of the Federal Funds rate follows a series of rate hikes over the past several months. As of November 2, 2022, the Federal Reserve has raised its target range for the federal funds rate by 75 basis points to 3.75% to 4.00%, the fourth 75 basis point raise in five months and a 375 basis points increase since March 2022. If rates reach their projected level at the end of this year, they will be at the highest point since 2008. Together with any reduction of securities held on the Federal Reserve’s balance sheet (“quantitative tightening”), domestic market interest rates are expected to rise across the yield curve. Higher interest rates resulting from tightening domestic monetary policy are expected to increase our debt servicing costs on our variable rate indebtedness.

If we cannot make scheduled payments on our debt due to increases in interests rates, we will be in default and, as a result: lenders under our existing and future indebtedness could declare (or some of the following could occur automatically) all outstanding principal and interest to be due and payable; lenders under our credit facilities could terminate their commitments to loan money; secured lenders could foreclose against the assets securing such borrowings; and we could be forced into bankruptcy or liquidation, in each case, which could result in any of the holders of our indebtedness and/or our stockholders losing their investments.

We may not be able to generate sufficient cash to service our debt obligations.

Our ability to make payments on and to refinance our indebtedness will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness when due.

If our cash flows and capital resources are insufficient to timely fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our credit agreement restricts our ability to dispose of assets, use the proceeds from any disposition of assets and refinance our indebtedness. We may not be able to consummate those dispositions or to maximize the proceeds that we could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

Ensuring that we have adequate internal controls and procedures in place to facilitate the production of accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants on the effectiveness of our internal control over financial reporting. If we identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant amount of time to complete. We have in the past identified, and may in the future identify, significant deficiencies in the design and operation of our internal controls, which have been or will in the future need to be remediated. For example, we have identified material weaknesses in our internal control over financial reporting relating to the design and operation of controls to review forecast assumptions used in the determination of fair value of intangible assets acquired through business combinations and in the testing of goodwill impairment, and we concluded that our internal controls over financial reporting were not effective as of December 31, 2020. While we implemented remediation plans in response to such material weaknesses and concluded that such material weaknesses were remediated as of December 31, 2021, there is no guarantee that in the future we will be able to remediate any identified material weakness timely or at all, or in a cost effective manner.

Finally, in the event we make a significant acquisition, we may face significant challenges in implementing the required processes and procedures in the acquired operations. This could result in an adverse reaction in the financial markets due to investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements.

If our goodwill and other intangible assets become impaired, we may be required to record a significant charge to earnings.

In addition to internal development, we intend to acquire additional assets through strategic relationships and transactions. We believe these strategic relationships and transactions will enhance the competitiveness and size of our current businesses and provide diversification into markets and technologies that complement our current businesses. Future transactions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have significant goodwill from such transactions and other intangible assets which are amortized over their estimated useful lives. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life is shorter than originally estimated. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of goodwill and other intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position, or results of operations.

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

Further, U.S. federal, U.S. state, and foreign tax jurisdictions may examine our income tax returns, including income tax returns of acquired companies and acquired tax attributes included therein. We regularly assess the likelihood of outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. In making such assessments, we exercise judgment in estimating our provision for income taxes. While we believe our estimates are reasonable, we cannot assure you that the final determination from these examinations will not be materially different from that reflected in our historical income tax provisions and accruals. Any adverse outcome from these examinations may have a material adverse effect on our business and operating results.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2021, we had U.S. federal and state net operating losses of approximately $0.3 billion and $1.1 billion (post-apportioned). A portion of the federal and state net operating loss carryforwards will begin to expire, if not utilized, in 2023. Net operating losses that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”) and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than fifty-percent (50%) change, by value, in its equity ownership over a three (3)-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership, some of which may be outside of our control. If an ownership change occurs and our ability to utilize our net operating loss carryforwards is materially limited, it would harm our future operating results by effectively increasing our future tax obligations. In addition, at the state level, there may be periods during which the use of net operating loss carryforwards is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed by us.

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

At October 1, 2022, immediately after given effect to the separation, we held approximately $271.1 million in cash and cash equivalents and $1.4 million in short-term investments. These investments include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Recent financial market volatility resulting from the COVID-19 pandemic heightens the risk of a potential loss in the value of our investments. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. We may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. The financial market and monetary risks associated with our investment portfolio have had and may in the future have a material adverse effect on our financial condition, results of operations or cash flows.

Risks Related to Regulatory and Legal Matters

New governmental regulations, new interpretations of existing laws, including legislative initiatives, or judicial or regulatory decisions regarding IP rights or the internet could cause uncertainties and result in harm to our business.

Our business relies in part on the uniform and historically consistent application of U.S. patent laws, rules, and regulations. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. For example, the Supreme Court of the United States has modified some legal standards applied by the U.S. Patent and Trademark Office in the examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. For example, our patents continue to face challenges in the U.S. from Inter Partes Review proceeding before the Patent Trial and Appeal Board. Historically these types of proceedings have a high rate of invalidation of patents, and patents we have asserted in litigation have been and may continue to be invalidated in such proceedings. Additionally, there have been and may be bills introduced in the U.S. Congress relating to patent law that could adversely impact our business depending on the scope of any bills that may ultimately be enacted into law. Some of these changes or potential changes may not be advantageous for us and may make it more difficult to obtain adequate patent protection, or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement of our patent rights. In addition, potential changes in the law, such as with respect to patent exhaustion and permissible licensing practices, could have a negative effect on our ability to license our patents and, therefore, on the royalties we can collect. We may be required to reevaluate and modify our licensing practices and strategies in response to such changes and, given the nature of our business, any resulting modifications could have a material adverse effect on our business and financial condition.

Many laws and regulations are pending and may be adopted by the U.S. federal government, individual states and local jurisdictions and other countries with respect to the internet. These laws may relate to many areas that impact our business, including IP rights, privacy and taxation. These types of regulations are likely to differ between countries and other political and geographic divisions. Changes to these laws, or the interpretation thereof, could increase our costs, expose us to increased litigation risk, substantial defense costs and other liabilities or require us or our customers to change business practices. It is difficult to anticipate the impact of current or future laws and regulations on our business. We may have significant expenses associated with staying apprised of and in compliance with local, state, federal, and international legislation and regulation of our business and in presenting the Company’s positions on proposed laws and regulations.

Further deterioration of trade relations between the United States and China, other trade conflicts and barriers, economic sanctions, and national security protection policies could limit or prevent existing or potential customers from doing business with us.

The increased trade conflicts between the United States and its major trading partners in recent years, evidenced by trade restrictions such as tariffs, taxes, export controls, economic sanctions, and enhanced policies designed to protect national security, have had and may continue to have adverse impact on our revenue if such policies continue. In particular, our business has been impacted due to the increase in trade conflicts between the United States and China. Further United States government actions to protect domestic economic and security interests could lead to further restrictions. Moreover, growing trade conflicts and uncertainties may lead to decreased use of foreign-owned technologies in China and other countries, due to efforts by foreign governments and enterprises to find alternative sources of supply, to develop proprietary domestic technologies, and otherwise to reduce reliance on foreign technology sources. Any such trends could have a material adverse impact on our revenue. In addition, any failure by us to comply with these complex restrictions, or other restrictions that may be imposed in the future, in the United States or internationally, could subject us to fines and penalties, require changes to our business practices and result in reputational harm.

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

Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Because our operating results are difficult to predict, one should not rely on quarterly or annual comparisons of our results of operations as an indication of our future performance. Factors that could cause our operating results to fluctuate during any period or that could adversely affect our ability to achieve our strategic objectives include those listed in this “Risk Factors” section of this report and the following:

•
the consequences of the separation transaction;
•
the timing of, and compliance with the terms and conditions for, payment by third parties to us of fees (including royalties) under IP license agreements;
•
fluctuations in our royalties caused by the pricing terms of certain of our IP license agreements;
•
the amount of our revenue;
•
changes in the level of our operating expenses;
•
the substantial research and development expenses that we have incurred and will continue to incur in connection with the development of new IP, as well as the uncertainty that such new technologies will generate material revenue for the Company;
•
our ability to protect or enforce our IP rights or the terms of our agreements;
•
legal proceedings affecting our patents, patent applications or IP license agreements;
•
the timing of the introduction of new technologies that replace technologies covered by our IP;
•
the timing of establishing new IP license agreements and expiration of existing IP license agreements;
•
changes in generally accepted accounting principles including new accounting standards which may materially affect our revenue recognition and the comparability between revenue recognition and cash flow from customer royalties;
•
cyclical fluctuations in semiconductor and consumer electronics markets generally;
•
supply chain constraints, and attendant effects, including but not limited to increased costs or shipping delays that may impact our customers;
•
adverse labor market conditions, and any impacts on our ability to attract and retain qualified personnel;
•
inflation and/or changes in central bank interest rate policies;
•
expenses related to and the financial impact of possible acquisitions of other businesses and the integration of such businesses;
•
expenses related to and the financial impact of the disposition of assets, including post-closing indemnification obligations; and

•
adverse changes in the level of economic activity in the U.S. or other major economies in which we do business as a result of the threat of terrorism, military actions taken by the U.S. or its allies, civil unrest, pandemics, natural disasters or generally weak and uncertain economic and industry conditions.

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

We anticipate that all dividends and stock repurchases will be paid out of our cash, cash equivalents and short-term investments. The payment of future cash dividends is subject to the final determination by our Board of Directors based on a number of factors, including our earnings, financial condition, actual and forecasted cash flows, capital resources and capital requirements, alternative uses of capital including business combinations, economic condition and other factors considered relevant by management and the Board of Directors. Since July 2020, the Board has declared quarterly cash dividends of $0.05 per share. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.

Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.

In June 2020, our Board of Directors authorized a stock repurchase program to repurchase up to $150 million of our outstanding shares of common stock dependent on market conditions, share price, and other factors. In April 2021 our Board of Directors authorized an additional $100.0 million of stock repurchases under this program. As of December 31, 2021, the total amount available for repurchase under the plan was $95 million. The amount of repurchases under our stock repurchase program will vary depending on various factors. The timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 7, 2022, Adeia’s Board of Directors adopted a resolution to amend and restate Adeia’s bylaws by unanimous written consent. The newly Amended and Restated Bylaws reduce the minimum size of Adeia’s board from six (6) to five (5) directors.

Item 6. Exhibits

Exhibit Number	Exhibit Title

3.2	Amended & Restated By-Laws of Adeia Inc., adopted November 7, 2022

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

Dated: November 9, 2022

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer