Form 10-K
period 2022-12-31
Adeia Inc.
filed 2023-03-01
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

XPERI HOLDING CORPORATION

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	ADEA	The Nasdaq Global Select Market

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2022 was approximately $904,728,072 (based on the closing sale price of the registrant’s common stock as reported on The Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 7, 2023 was 105,230,113.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2022 fiscal year and are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

ADEIA INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Annual Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address expected future business, financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "could," "seek," "see," "will," "may," "would," "might," "potentially," "estimate," "continue," "target," similar expressions or the negatives of these words or other comparable terminology that convey uncertainty of future events or outcomes. All forward-looking statements by their nature address matters that involve risks and uncertainties, many of which are beyond the Company’s control, and are not guarantees of future results. These and other forward-looking statements are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements and caution must be exercised in relying on forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to: the Company’s ability to implement its business strategy; the Company’s ability to enter into new and renewal license agreements with customers on favorable terms; the Company’s ability to retain and hire key personnel; uncertainty as to the long-term value of the Company’s common stock; legislative, regulatory and economic developments affecting the Company’s business; general economic and market developments and conditions; the Company’s ability to grow and expand its patent portfolios; changes in technology and development of competing technology in the industries in which the Company operates; the evolving legal, regulatory and tax regimes under which the Company operates; unforeseen liabilities and expenses; risks associated with the Company’s indebtedness; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, including Russia’s invasion of Ukraine, and natural disasters; the Company’s ability to achieve the intended benefits of, and its ability to recognize the anticipated tax treatment of, the recent spin-off of its product business; and the extent to which the COVID-19 pandemic continues to have an adverse impact on the Company’s business, results of operations, and financial condition will depend on future developments, including measures taken in response to the pandemic, which are highly uncertain and cannot be predicted.

Although forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” hereof and other documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

PART I

Item 1. Business

Corporate Information

Our principal executive offices are located at 3025 Orchard Parkway, San Jose, California. Our telephone number is 408-473-2500. We maintain a corporate website at www.adeia.com. The reference to our website does not constitute incorporation by reference of the information contained on this website. Adeia and the Adeia logo are trademarks or registered trademarks of Adeia Inc. or its affiliated companies in the U.S. All other company, brand and product names may be trademarks or registered trademarks of their respective companies.

Overview

We (the “Company,” “Adeia,” “we,” “our,” and “us”) are an innovation incubator and have spent decades investing in advanced research and development to create market-leading technologies for the entertainment, media, consumer electronics, and semiconductor industries. Our innovative solutions touch practically every aspect of consumers' day-to-day interaction with media, consumer electronics and entertainment, enabling our customers to build customized, next-generation solutions for users around the globe. Our commitment to innovation has resulted in a leading intellectual property (“IP”) licensing platform in these industries, with a diverse portfolio of media and semiconductor IP. In order to serve an increasingly connected world, we invent, develop, acquire and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment across a variety of platforms.

Ideas are at the heart of our business and are embedded in our name, which means “to license” in Greek. Licensing these ideas is how we go to market – by making our ideas broadly available to the media and semiconductor industries. Our innovations address one of the biggest consumer trends in entertainment today – the massive proliferation of entertainment content and the rapidly changing habits of how consumers are finding, watching and enjoying entertainment.

Our IP licensing platform provides access to innovations that allow our customers, who are some of the largest media, entertainment, consumer electronics, social media and semiconductor companies in the world, to create cutting-edge technology solutions and products. Our engineers and scientists are focused on innovating and creating the most advanced and forward-thinking solutions to help solve challenges facing the media and semiconductor industries. Our internal innovation engine accounts for approximately 85% of our combined patent portfolio and generates ideas that are converted into our powerful IP, which enables fundamental technologies in our target markets.

We have a long history of innovation across a diverse set of applications and technologies and have grown an IP portfolio of over 9,750 active media and semiconductor patent assets, which are specifically designed to meet the evolving needs of businesses and consumers. Our media portfolio covers fundamental aspects of the entertainment experience across platforms, including how users search, record, stream, discover, consume, personalize and interact with content. Many of our media solutions have become ubiquitous across the industry and are being incorporated into emerging solutions that span new and adjacent markets. Our semiconductor portfolio is comprised of patents and technology know-how that enable the new era in semiconductors, including the internet of things, artificial intelligence chips and smart devices. Specifically, we address the semiconductor market demands of higher bandwidth, improved compute performance and cost management in heterogeneous integration. Our technological areas of focus are hybrid bonding (or Direct Bond Interconnect (DBI)), advanced processing nodes, and advanced packaging solutions.

Business Separation

In February 2022, Xperi Holding Corporation (“Xperi Hold Co”) introduced “Adeia” as the new brand for its IP licensing business. On October 1, 2022, Xperi Hold Co’s product business was separated from Xperi Hold Co through a tax-efficient spin-off transaction (the “Separation”) and became an independent, publicly-traded company named Xperi Inc. The IP licensing business was retained by Xperi Hold Co, which was renamed Adeia Inc.

The Separation was achieved through our distribution of 100% of the shares of Xperi Inc.’s common stock to holders of our common stock as of the close of business on September 21, 2022 (the “Record Date”). Each of our stockholders of record received four shares of Xperi Inc. common stock for every ten shares of our common stock that it held on the Record Date. Following the Separation, Xperi Inc. became an independent, publicly-traded company, and we retain no ownership interest in Xperi Inc.

Our Strategy

We have adopted a proactive strategy designed to protect and extend our technology and IP. We continue to grow our patent portfolios in size and relevance through ongoing investment in internal innovation, strategic management and targeted acquisitions within our target markets.

We conduct our business primarily by licensing our innovations to leading companies in the broader media and semiconductor industries and companies adopting new technologies that will help drive these industries forward. License arrangements include access to one or more of our foundational IP portfolios and may also include access to some of our industry-leading technologies and proven know-how.

Media Strategy

We invent, develop, and license fundamental innovations that shape the way millions of people explore and experience entertainment and enhance media services that span billions of devices in an increasingly connected world. From TVs to smartphones, in almost any place you can think of, from home to work to on the go, and in all types of entertainment experiences, from pay-TV to over-the-top (“OTT”) to social media and to the metaverse, managing content and connections in a way that is smart, immersive, and personal is precisely what our innovations do.

Our patented innovations broadly cover all aspects of the entertainment experience, including (i) guidance, (ii) discovery, (iii) search, (iv) recommendations, (v) multi-screen, (vi) personalization, (vii) data analytics, (viii) advertising, (ix) computer vision, (x) content storage and (xi) high-performance computing.

We license our patented media innovations for use with traditional linear television, both in North America and internationally, as well as in connection with OTT, direct-to-consumer and social media services that provide access to entertainment inside and outside the home on a broad array of devices. We believe the continued growth of video consumption, the evolution of how consumers explore and experience video, and the need for content storage and high-performance computing present new opportunities for us to continue to develop patentable innovations, expand the industries we serve and license additional patent rights.

Semiconductor Strategy

Our semiconductor business invents, develops, and licenses the fundamental technologies that enable the current and next generation devices that we use to watch and enjoy entertainment. We are focused on two emerging technologies, hybrid bonding and advanced processing nodes, both of which address semiconductor market demands for higher bandwidth, improved compute performance and cost management with 2.5 and 3D heterogeneous integration. We license our patented innovations to leading semiconductor companies, and partner with the industry to accelerate the adoption of these technologies. We believe that the multi-generational nature of our DBI platforms will be beneficial to the greater semiconductor sector for years to come.

IP Portfolio Licensing Markets

Our business has a strong foundation of recurring, annual revenue. That revenue is derived from licensing our patent portfolios across multiple markets, including:

•
Multichannel Video Programming Distributors (“MVPD”): includes cable, satellite and telecommunications television providers that aggregate and distribute linear content over their own networks (MVPDs), as well as television providers that aggregate and stream linear content over broadband networks (virtual MVPDs). Customers typically pay us a monthly per-subscriber fee and include many of the leading MVPDs and virtual MVPDs such as Altice USA (including Optimum), AT&T (including DirecTV and AT&T TV), Charter, Comcast (including Sky), Cox, DISH Network (including Sling TV), Google (including YouTube TV), Shaw, Verizon and Vodafone.
•
OTT Video Service Providers and Social Media Companies: includes subscription video-on-demand (“SVOD”) and advertising-supported streaming service providers that offer online services and devices that enable internet streaming and downloading of movies, television shows, music and other types of media content, as well as content providers, networks and media companies that provide content directly to consumers through a variety of business models and social media companies that allow users to stream and upload user-generated content, often leveraging a variety of computer vision technologies. Customers have typically paid us fixed fees for specified periods of time and include some of the leading media companies and services including Google (including YouTube), HBOMax, Peacock, Paramount (including Pluto TV) and several of the leading social media companies.
•
Consumer Electronics (“CE”) Manufacturers: includes producers of content access points such as smart televisions, streaming media devices, video game consoles, mobile devices, content storage devices and other connected media devices. Our CE licenses are typically structured as license fees based on the number of units licensed, for specified products, in defined territories. Our agreements with some of the larger CE manufacturers generally allow customers to ship an unlimited number of units, provided they pay us fixed fees for specified periods of time. Select customers include Panasonic, Roku, Samsung Electronics and TCL.
•
Semiconductors: includes providers of sensors, radio frequency (“RF”) components, memory and logic devices commonly used in electronic products such as mobile phones, laptops, PCs, game consoles and servers. Our agreements with our semiconductor customers can include fixed fees, per-unit fees, milestone based fees, or a combination of these fees. These agreements are typically for specified periods of time, and our customers include Micron, OmniVision, Samsung, SK hynix, Sony, UMC and Yangtze Memory Technologies.

We continue to grow our business with several specific opportunities, including:

•
Greater penetration in OTT: The OTT market is currently experiencing explosive growth. For example, the largest providers of SVOD now have approximately 200 million worldwide subscribers, driven in part by the recent launch of several new services. While these services have significantly lower ARPUs as compared to traditional pay-TV, the scale of the overall OTT video market continues to grow and presents an increasingly important licensing opportunity for our business. While we are at a comparatively earlier stage of licensing the key providers in this market, we are confident that the fundamental innovations from our patent portfolios will be similarly relevant to these new and widely-adopted OTT video services.
•
Expansion of MVPD licensing internationally: We continue to license MVPDs internationally and have already successfully licensed several leading providers. Licensing unlicensed international MVPD providers presents a significant opportunity for expanding our business.

•
Accelerate the Semiconductor licensing business: With the rising cost and complexity of developing cutting-edge semiconductor manufacturing processes, the industry is increasingly looking beyond Moore’s Law towards advanced packaging and 3D integration technologies. Leveraging the combination of our highly-experienced technologists, scientists and engineers and our advanced research and development (“R&D”) labs, we continue to develop industry-leading 3D integration solutions such as hybrid bonding that meet the demand for greater functionality, higher performance and smaller size for the next generation of electronics.
•
Expand into new and adjacent markets: With the proliferation of media discovery and distribution and computer vision technologies into new and adjacent markets outside of our current MVPD, OTT, and social media markets, new opportunities have emerged for us to leverage our existing IP portfolios to seek license arrangements with many new companies. Some of these new markets include companies that provide advertising technology, automotive, e-commerce, gaming, and music streaming products and services.

Research & Development

As demonstrated by our portfolio of industry recognized, widely-deployed, advanced technologies and IP, we have a long track record of innovating in the fields of media and semiconductors. We believe that ongoing investment in R&D is required for us to remain competitive in the markets we serve. Today, we have a collection of world-class talent and strong R&D capabilities. Our ongoing investment in R&D, which is supported by a strong industry network of partners, enables us to deliver differentiated, cost-effective solutions that enhance the end-user experience in our growing addressable markets. We continue to focus our R&D efforts on IP development and next generation technology solutions, including semiconductor hardware research, machine learning and advanced algorithm development. Our R&D projects follow a forward-looking technology roadmap and execute a pragmatic technology strategy to position us with a sustainable competitive advantage for decades to come.

Competition

Due to the exclusionary nature of patent rights, we do not compete, in a traditional sense, with other patent holders for patent licensing relationships. Other patent holders do not have the same rights to the inventions and technologies encompassed by our patent portfolio. In any service, device, or piece of equipment that contains IP, the provider or manufacturer may need to obtain licenses from multiple holders of the IP. In licensing our patent portfolios, we compete with other patent holders for a share of the licensing fees that comprise the total potential revenue that is supported by a certain service or product.

Protecting Our Investment

We operate in an industry in which innovation, investment in new ideas and protection of our IP rights are critical for success. We protect our innovations and inventions through a variety of means, including applying for patent protection domestically and internationally. As of December 31, 2022, we held approximately 9,750 patent and patent applications worldwide, including approximately 4,400 United States issued patents and 1,300 patent applications, as well as approximately 3,100 foreign issued patents and 900 patent applications. The last of our currently issued patents are set to expire in 2041. From time to time, we acquire complementary IP portfolios. Our criteria for patent acquisitions include: compatibility with our existing portfolios, the number and jurisdiction of patent assets, the technical and legal strength of the patents, the actual or likely adoption by the industry and the economic value of the inventions.

Litigation

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

Human Capital Resources

The opportunities for our success and growth depend in large part on our ability to attract, develop and retain a talented and engaged workforce. In particular, we are competing for technical talent and we need to offer not only robust and attractive compensation packages but also provide broad opportunities for our employees to make an impact, grow and develop. As of December 31, 2022, we had a talent base consisting of approximately 120 full-time employees, with substantially all of our employees located in the U.S.

To enable our talent to actively contribute to, and have a positive impact on, our overall business and culture, we develop and maintain a set of programs and initiatives. These programs and initiatives include competitive compensation and benefits offerings, company culture initiatives, diversity and inclusion initiatives and goal and performance management. In support of these efforts, our Board of Directors monitors many of these programs and initiatives and provides guidance and feedback as appropriate. Our goal is to provide a work environment that empowers our teams and enables employees to enjoy a healthy and productive work-life balance for themselves, their families and our community.

Our incentives are based on merits, and we have a strong pay-for-performance culture. We benchmark our total rewards annually to ensure our compensation and benefit programs remain competitive with industry peers. Our compensation framework for employees reflects a combination of fixed and variable pay including base salary, bonuses, performance awards and stock-based compensation. We offer competitive employee benefits that are designed to meet or exceed local laws.

We invest in the career growth of our employees by providing a wide range of development opportunities, including face-to-face (where possible), virtual, social and self-directed learning, mentoring, coaching, training and external development. We also conduct annual assessments of employees to identify development needs based on department goals. We believe in the principles of a learning organization and strive to provide continuous educational opportunities for our employees.

We leverage our manager ecosystem to align corporate goals with employee objectives. We have delivered management training and supplementary resources to enable our management community to provide excellent support and guidance to their teams. Employees are encouraged to create and align individual, functional and team-based goals, track performance against goals, write self-evaluations and provide feedback to supervisors or management members.

None of our employees are covered by a collective bargaining agreement or are represented by a labor union. We have not experienced any organized work stoppages, and we consider the relationships with our employees to be positive.

Environmental and Social Impact

On October 1, 2022, following completion of our separation of our product business, we adopted an initial ESG statement for the Adeia business, which notes our commitment to sustainability and its impact on the environment and society, as well as ethical and corporate governance considerations. Given the substantial change in our post-Separation operations and ESG footprint, we have engaged a third-party consulting firm to advise us on ESG matters. We intend to regularly revisit and update our ESG statement to ensure it evolves with changes in industry demands and regulations.

Available Information

Our internet address is www.adeia.com, where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on our website is not incorporated into this or any other report we file with or furnish to the SEC.

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

•
We may not be able to achieve the expected benefits of the separation.
•
If the distribution, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax liability.
•
Following the separation and distribution, we rely on Xperi Inc. for certain transition services and following the completion of the transition period, we will need to provide these services internally or obtain them from unaffiliated third parties.
•
The separation and related transactions may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal distribution requirements.
•
Following the separation and distribution, we may not enjoy the same benefits of diversity, leverage, and market reputation that we enjoyed as a combined company.
•
Certain members of our Board of Directors and management may have actual or potential conflicts of interest because of their ownership of our shares and shares of Xperi Inc.
•
In connection with our separation, we assumed, and indemnified Xperi Inc. for certain liabilities. If we are required to make payments pursuant to these indemnities, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In addition, Xperi Inc. will assume, and indemnify us for certain liabilities. These indemnities may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility, and Xperi Inc. may not be able to satisfy its indemnification obligations in the future.

Risks Relating to Our Business Operations

•
The success of our IP licensing business is dependent on the strength of our patent portfolios.
•
We enter into IP license agreements that have fixed expiration dates and if, upon expiration or termination, we are unable to renew or replace such license agreements on terms favorable to us, our results of operations could be harmed.
•
If we fail to protect and enforce our IP rights, contract rights, and our confidential information, our business will suffer.
•
If we fail to use adequate mechanisms to protect our technology and IP, or if a court fails to enforce our IP rights, our business will suffer. We cannot be certain that these protection mechanisms can be successfully asserted in the future or will not be invalidated or challenged.
•
Due to the nature of our business, we could continue to be involved in a number of costly litigation, arbitration and administrative proceedings to enforce or defend our IP rights and to defend our licensing practices.
•
Some of our IP license agreements contain “most favored nations” clauses, which may restrict our ability to offer more competitive terms to other customers in the future.
•
We regularly make strategic decisions about our patent portfolios. Although we seek to focus our operations in areas where we see the potential for growth and to divest assets where we see more limited opportunities, dispositions we decide to undertake may involve risks, and the anticipated benefits of such actions may not be realized.

•
Our business and results of operations have been, and are expected to continue to be, impacted by the global COVID-19 pandemic.
•
The structure and timing of our IP license agreements may cause fluctuations in our quarterly or annual financial results.
•
Some of our IP license agreements may convert to fully paid-up licenses at the expiration of their terms, or upon the occurrence of certain events, and in such event, we will not receive fees thereafter.
•
The long-term success of our business is partially dependent on a royalty-based business model, which is inherently risky.
•
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
•
Repayment of debt is dependent on cash flow generated by our subsidiaries.
•
If our goodwill and other intangible assets become further impaired, we may be required to record a significant charge to earnings.
•
Changes in, or interpretations of, tax rules and regulations, could adversely affect our effective tax rates and negatively affect our business and financial condition.
•
Our ability to use net operating losses to offset future taxable income may be subject to limitations.

Risks Related to Regulatory and Legal Matters

•
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

We and Xperi Inc. entered into a transition services agreement in connection with the separation pursuant to which Xperi Inc. and its subsidiaries provide us and our subsidiaries various services for an up to 12-month transitional period. The services provided include back-office functions and assistance with regard to administrative tasks relating to day-to-day activities as needed, including finance, accounting, and tax activities, IT services, customer support, facilities services, human resources, and general corporate support, as well as pass-through services provided by certain vendors. Our interests and those of Xperi Inc. could differ with respect to the provision of the services during the transitional period, which could negatively impact the scope, duration or effectiveness of the transition services agreement. In addition, if Xperi Inc. or its subsidiaries do not satisfactorily perform their obligations under the transition service agreement, our business, financial condition, results of operations and cash flows could be negatively impacted.

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

We enter into IP license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. If we are unable to replace the revenue from an expiring license, either through a renewal of such license or with licenses from other customers, our results of operations could be adversely impacted as compared to periods prior to such expiration.

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

Furthermore, a small number of our customers represent a significant percentage of our revenue. For the year ended December 31, 2022, three customers represented 40% of aggregate revenue. Agreements with some of these customers do not require any minimum license fees. Consumer demand for our technologies can shift quickly as many of the markets in which we serve are rapidly evolving. As a result, these customers may lose subscribers, which would reduce our revenue. Accordingly, the possibility that a customer, including a customer that represents a significant portion of our revenue, may reduce or eliminate its use of our technologies, presents a risk to our business.

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

At times, we are engaged in disputes regarding the licensing of our IP rights, including matters related to our license fees and other terms of our licensing arrangements. These types of disputes can be asserted by our customers, prospective customers, or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. Any such disputes, regardless of their merit, could be difficult and costly to defend or settle. Damages and requests for injunctive relief asserted in disputes like these could be significant and could be disruptive to our business.

Due to the nature of our business, we could continue to be involved in a number of costly litigation, arbitration and administrative proceedings to enforce or defend our IP rights and to defend our licensing practices.

While some companies seek licenses before they commence manufacturing and/or selling products, services or solutions that use our patented inventions, most do not. Consequently, we proactively approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying users and potential users of our inventions and negotiating license agreements with companies, including those that may be reluctant to pay for licenses to our IP. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, offer for sale, import or use products and services, we have in the past commenced, and may in the future, commence legal or administrative action against the third party if they refuse to enter into a license agreement with us. In turn, we have faced, and could continue to face, counterclaims and other legal proceedings that claim that our patents are invalid, unenforceable or not infringed. Litigation adversaries have also filed against us, and other third parties may in the future file, validity challenges such as Inter Partes Review proceedings in the USPTO, which can lead to delays of our patent infringement actions as well as potential findings of invalidity. Further, in certain jurisdictions where we may pursue protections of our IP rights, if we are unsuccessful in litigation, we may be liable for the costs of defendants that receive favorable rulings. Given the nature of our business, such proceedings could have a material adverse effect on our business, financial condition, and results of operations.

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

From time to time, we enter into IP license agreements that include pricing or payment terms that may result in quarter-to-quarter or year-over-year fluctuations in our revenue and cash flows. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies and Estimates - Revenue Recognition." As a result, the effects of these terms may cause our aggregate annual revenue to fluctuate significantly or to grow less rapidly than annual growth in the applicable end market. Additionally, our customers may fail to pay, delay payment of, or underpay what they owe to us under our IP license agreements, which may in turn require us to enforce our contractual rights through legal proceedings, resulting in payment amounts and timing different than expected based on the terms of our license agreements. This also may cause our revenue and cash flows to fluctuate on a quarter-to-quarter or year-over-year basis.

Some of our IP license agreements may convert to fully paid-up licenses at the expiration of their terms, or upon the occurrence of certain events, and in such event we will not receive fees thereafter.

From time to time, we enter into semiconductor IP license agreements that automatically convert to fully paid-up licenses upon expiration of a specified term or upon the occurrence of certain events. We may not receive further fees from customers for any licensed technology under those agreements if they convert to fully paid-up licenses because such customers will be entitled to continue using some, if not all, of the relevant IP or technology under the terms of the license agreements without further payment, even if relevant patents or technologies are still in effect. If we cannot find another source of fees to replace the fees from these license agreements converting to fully paid-up licenses, our results of operations following such conversion would be materially adversely affected.

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

A portion of our revenue is dependent on sales by our customers that are outside our control and that could be negatively affected by a variety of factors, including global, regional and/or country-specific economic conditions and/or public health concerns (e.g., the COVID-19 pandemic), country-specific natural disasters impacting licensee manufacturing and sales, demand and buying patterns of end users, which are often driven by replacement and innovation cycles, the service life of products incorporating our technologies, competition for our customers’ products, supply chain disruptions, and any decline in the sale prices our customers receive for their covered products and services. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.

We depend on our customers to continue paying their obligations under their license agreements to provide us cash flow, and our customers may delay, refuse to or be unable to make payments to us due to financial difficulties or otherwise.

Most of our customers sign multi-year agreements with us providing for periodic payments through the term of the agreement. As such, we are dependent upon our customers to make timely payments to provide us with our cash flows. A number of our customers may face severe financial difficulties from time to time, which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under IP license or settlement agreements. Our customers may also merge with or may shift the manufacture of licensed products to companies that are not currently customers of our technology. This could make the collection process complex, difficult and costly, which could adversely impact our business, financial condition, results of operations and cash flows.

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

Russia’s invasion of Ukraine and the uncertainty surrounding the conflict could negatively impact global and regional economic conditions and financial markets, which may adversely affect our business operations. In response to the conflict, the U.S., European Union and other countries have imposed financial and economic sanctions against Russia and certain businesses and companies associated with Russia, which are creating, and may continue to create, market disruption and volatility and instability in the geopolitical environment. The extent to which this conflict escalates to other countries and the resulting impact of sanctions on the global market, including supply chain disruptions, shortages of energy supplies and raw materials, inflation and rising cost of fuels and transportation, cyberwarfare, consumer confidence, and spending in the United States and other countries in which we operate, remains uncertain. In addition, continued conflict and the resulting uncertainty would negatively impact certain of our customers who either have operations or derive sales in the region, which could ultimately have an adverse effect on us. If the war continues without resolution, it may lead to further sanctions, embargoes, regional instability, geopolitical shifts and recession in the global economy, any of which may adversely affect our business and financial condition.

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

As of December 31, 2022, we had $749.3 million of total debt outstanding under our Refinanced Term B Loans. Our Refinanced Term B Loans are guaranteed by us and our wholly-owned material domestic subsidiaries and are secured by substantially all of our and the subsidiary guarantors’ assets. Our indebtedness may:

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

As of December 31, 2022, we had $749.3 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At December 31, 2022, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $7.3 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve continues to raise its benchmark interest rate through one or more rate hikes, as is currently anticipated by many banking analysts, the increases would likely impact the borrowing rate on our outstanding indebtedness and increase our interest expense.

U.S. Federal Reserve Bank monetary policy actions could increase our costs of servicing our variable rate indebtedness and increase our risk of default.

Since the beginning of 2022, the Federal Reserve has increased interest rates from time to time. Together with any reduction of securities held on the Federal Reserve’s balance sheet (“quantitative tightening”), domestic market interest rates are expected to continue to rise across the yield curve. Higher interest rates resulting from tightening domestic monetary policy are expected to increase our debt servicing costs on our variable rate indebtedness.

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

Repayment of debt is dependent on cash flow generated by our subsidiaries.

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

Ensuring that we have adequate internal controls and procedures in place to facilitate the production of accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We are continually in the process of documenting, reviewing and, if appropriate, improving our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants on the effectiveness of our internal control over financial reporting. If we identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant amount of time to complete. We have in the past identified, and may in the future identify, significant deficiencies in the design and operation of our internal controls, which have been or will in the future need to be remediated. For example, we have identified material weaknesses in our internal control over financial reporting relating to the design and operation of controls to review forecast assumptions used in the determination of fair value of intangible assets acquired through business combinations and in the testing of goodwill impairment, and we concluded that our internal controls over financial reporting were not effective as of December 31, 2020. While we implemented remediation plans in response to such material weaknesses and concluded that such material weaknesses were remediated as of December 31, 2021 and as of December 31, 2022, there is no guarantee that in the future we will be able to remediate any identified material weakness timely or at all, or in a cost effective manner.

Finally, in the event we make a significant acquisition, we may face significant challenges in implementing the required processes and procedures in the acquired operations. This could result in an adverse reaction in the financial markets due to investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements.

If our goodwill and other intangible assets become further impaired, we may be required to record a significant charge to earnings.

For the year ended December 31, 2022, we recorded a $354.0 million impairment charge on the value of our goodwill, which was allocated to the Company’s former Product segment and is included as part of net loss from discontinued operations, net of tax. Our goodwill intangible asset is a result of our history of making strategic acquisitions in addition to internal development, and we intend to acquire additional assets through strategic relationships and transactions. We believe these strategic relationships and transactions will enhance the competitiveness and size of our current businesses and provide diversification into markets and technologies that complement our current businesses. Future transactions could be in the form of asset purchases, equity investments, or business combinations. As a result, we may have significant goodwill from such transactions and other intangible assets which are amortized over their estimated useful lives. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable or the useful life is shorter than originally estimated, as we did in connection with the preparation of our financial statements for the year ended December 31, 2022. Factors that may be considered a change in circumstances indicating that the carrying value of our amortizable or other intangible assets may not be recoverable include a decline in future cash flows, fluctuations in market capitalization, slower growth rates in our industry or slower than anticipated adoption of our products by our customers. As we continue to review for factors that may affect our business which may not be in our control, we may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of goodwill and other intangible assets or equity investments is determined, resulting in an adverse impact on our business, financial position, or results of operations.

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

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 ("TCJA") eliminates the option to currently deduct research and development expenses and instead requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. The new requirement adversely impacts our cash tax liability for 2022, although the negative cash impact is expected to decline annually over the amortization period.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2022, we had U.S. federal and state net operating losses of approximately $2.9 million and $842.0 million. A portion of the federal and state net operating loss carryforwards will begin to expire, if not utilized, in 2023. Net operating losses that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”) and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than fifty-percent (50%) change, by value, in its equity ownership over a three (3)-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited.

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

We continue to monitor the likelihood that we will be able to recover our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax assets. We have applied a valuation allowance on certain state, and foreign deferred tax assets to the extent they are not realizable by utilizing deferred tax liabilities as sources of income. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective factors that cannot be readily predicted in advance. Both the establishment of a valuation allowance and the reversal of a previously recorded valuation allowance may have a material impact on our financial results.

The investment of our cash, cash equivalents and investments in marketable debt and equity securities is subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2022, we held approximately $114.6 million in cash and cash equivalents and we do not have any short-term investments. Short-term investments typically include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Recent financial market volatility resulting from the COVID-19 pandemic heightens the risk of a potential loss in the value of our investments. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. We may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. The financial market and monetary risks associated with our investment portfolio have had and may in the future have a material adverse effect on our financial condition, results of operations or cash flows.

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

In June 2020, our Board of Directors authorized a stock repurchase program to repurchase up to $150 million of our outstanding shares of common stock dependent on market conditions, share price, and other factors. In April 2021 our Board of Directors authorized an additional $100.0 million of stock repurchases under this program. As of December 31, 2022, the total amount available for repurchase under the plan was $77.8 million. The amount of repurchases under our stock repurchase program will vary depending on various factors. The timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We lease our 62,000 square foot corporate headquarters, which houses our administrative, sales, marketing and research and development facilities, in San Jose, California. We also lease another office building with approximately 5,336 square feet in Burbank, California to house additional administrative, sales, and marketing personnel. Further, we also lease another facility in the Morrisville, North Carolina with approximately 2,737 square feet. We believe that our existing space is adequate for our current operations and that suitable replacement and additional space, to the extent needed, will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce our patents and other intellectual property rights ("IP"), to enforce the terms of license agreements, to protect trade secrets and to defend ourselves against claims of invalidity. We expect to continue to be involved in similar legal proceedings in the future, including proceedings regarding infringement of our patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of our license agreements.

We cannot predict the outcome of any of the proceedings described below, other than to the extent such proceedings have concluded. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations, and cash flows.

Patent Infringement Litigation

In the ordinary course of our IP licensing business, we are required to engage in litigation to protect our IP from infringement. While litigation is never our preference, and we prefer to reach mutually agreeable commercial licensing arrangements with third parties, it is sometimes a necessary step to effectively protect our investment in our IP. As a result of these lawsuits, defendants have often filed Inter Partes Review (“IPR”) petitions with the U.S. Patent Office’s Patent Trial and Appeal Board (and other similar post-grant proceedings outside of the U.S.) seeking to invalidate one or more of our patents. We are currently engaged in multiple lawsuits with several third parties.

Videotron Patent Infringement Litigation

On June 23, 2017, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) and Adeia Media Solutions Inc. (formerly known as TiVo Solutions Inc.) (together, “Adeia Media”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”). On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy "illico" platform. Specifically, the Court found invalid each of the asserted claims related to the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, we paid $2.5 million for expense reimbursement in the fourth quarter of 2022. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On January 30, 2023, Adeia Media filed its opening memorandum of fact and law. Videotron's memorandum of fact and law is due April 17, 2023.

On May 21, 2021, Adeia Media filed a patent infringement complaint against Videotron in Toronto, Canada, alleging infringement of four patents (“Videotron 2”). On July 21, 2021, the Federal Court of Canada held a case management conference in Videotron 2, shortly before which Videotron filed a motion to strike various portions of the statement of claim. On March 22, 2022, the Court issued an order on Videotron’s motion to strike, dismissing the motion in its entirety. On April 1, 2022, Videotron filed an appeal of the Court’s order dismissing Videotron’s motion to strike. On June 30, 2022, the Court of Appeal issued its decision in Videotron's appeal in which it ruled in Adeia Media's favor and dismissed Videotron's appeal. Discovery in the case began in August 2022. The Court has not set the trial date.

Bell and Telus Patent Infringement Litigation

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, "Bell") in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, "Telus") in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its confidential decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, we accrued $2.6 million for expense reimbursement in the third quarter of 2022. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada.

On July 27, 2021, Adeia Media filed a patent infringement complaint against Bell Canada and four of its affiliates, Telefonaktiebolaget L M Ericsson, Ericsson Canada Inc., and MK Systems USA Inc. and MK Mediatech Canada Inc. (collectively, “Defendants”) in Toronto, Canada, alleging infringement of four patents (“Bell 2”). The Defendants filed a motion to strike various portions of the statement of claim in Bell 2. On March 22, 2022, the Court issued an order on Defendants’ motion to strike, dismissing-in-part and granting-in-part. On April 1, 2022, the Defendants filed a Notice of Motion to Appeal the Court’s order on Defendants’ motion to strike. On June 30, 2022, the Court of Appeal issued its decision in Defendants' appeal in which it ruled in Adeia Media's favor and dismissed Defendants' appeal. On September 30, 2022, Defendants filed a motion for bifurcation, asking the Federal Court of Canada to bifurcate the case into two phases: a first phase related to liability and injunction and second phase addressing damages if liability is found. The Court held a hearing on the motion for bifurcation on December 12, 2022. On February 15, 2023, the Court issued an order granting the motion for bifurcation in which the Court bifurcated the liability and injunction phase from the damages quantification phase of the case. Discovery in the case began in November 2022. The Court has yet to set the trial date.

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

In September 2020, the Patent Trial and Appeal Board (“PTAB”) instituted IPRs of several patents-in-suit. The parties stipulated to an order staying the litigation pending resolution of the IPR proceedings and to dismissal of claims relating to two patents. As a result, there are three patents-in-suit remaining. One patent has no IPRs pending against it and two patents are subject to IPRs. On June 9, 2021, the PTAB held oral arguments in the IPRs. On September 1, 2021, the PTAB issued final written decisions in the IPRs in which it found all challenged claims of the two patents invalid. On November 1, 2021, Adeia Semiconductor filed appeals of each of the IPR decisions with the United States Court of Appeals for the Federal Circuit. Adeia Semiconductor filed its opening brief on March 14, 2022. On June 8, 2022, NVIDIA filed its response brief. On July 22, 2022, Adeia Semiconductor filed its reply brief. The date for oral argument has been set for March 7, 2023. The district court litigation will remain stayed pending the outcome of the IPR appeals.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On June 2, 2020, Xperi Holding Corporation’s common stock, par value $0.001 per share, commenced trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “XPER". Following the separation of Xperi Holding Corporation’s Product businesses, and effective at the open of business on October 3, 2022, Adeia Inc.'s shares of common stock began trading on Nasdaq under the new ticker symbol "ADEA".

As of February 7, 2023, there were 105,230,113 outstanding shares of common stock held by 369 stockholders of record. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have historically returned capital to shareholders through cash dividends and stock repurchases. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

Stock Repurchases

On June 12, 2020, our Board of Directors terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”) providing for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. There is no guarantee that such repurchases under the program will enhance the value of our stock. Repurchases during the year ended December 31, 2022 were made under this program as described below:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program	Approximate dollar value of shares that may yet be purchased under our share repurchase program
(in thousands, except share price)
March 2022	1,029	$16.78	1,029	$77,772

Stock Performance Graph

The following graph shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500 from June 2, 2020 through December 31, 2022. The graph and table assume that $100 was invested on June 2, 2020 in each of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500, and that all dividends were reinvested. The Company's performance through September 30, 2022 has been adjusted to reflect the impact of the separation of the Company's product business, which occurred on October 1, 2022 and is reflected in the table below as a special dividend. This graphic comparison is presented pursuant to Item 201 of Regulation S-K.

	6/2/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/31/2022
Adeia Inc.	$100.00	$109.25	$85.05	$154.70	$165.28	$164.62	$139.45	$139.97	$128.20	$106.81	$104.66	$123.65
Nasdaq Composite	$100.00	$104.69	$116.23	$134.14	$137.87	$150.95	$150.37	$162.83	$148.00	$114.78	$110.07	$108.93
Russell 2000 Index	$100.00	$101.63	$106.31	$139.25	$156.57	$162.92	$155.43	$158.32	$145.97	$120.43	$117.38	$124.19
S&P 500	$100.00	$100.63	$109.16	$121.92	$128.96	$139.49	$139.82	$154.70	$147.05	$122.87	$116.39	$124.63

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

This section of this Form 10-K generally discusses 2022, 2021 and 2020 items and year-to-year comparisons of 2022 against 2021 and of 2021 against 2020. Except otherwise indicated, the year-to-year comparisons and results of operations discussed herein present the results of Adeia Inc. after giving effect to the Separation described herein. The following discussion of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes to the consolidated financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Risk Factors” in Part I, Item 1A above.

Business Overview

On December 18, 2019, Xperi Corporation (“Xperi”) entered into a definitive agreement with TiVo Corporation (“TiVo”), to combine in an all-stock merger of equals transaction (the “Mergers”). Following consummation of the Mergers on June 1, 2020, Xperi Holding Corporation became the parent company of both Xperi and TiVo.

On October 1, 2022, Adeia Inc. (formerly known as Xperi Holding Corporation) ("Adeia", "we") completed the previously announced separation ("the Separation") of its product business into an independent, publicly-traded company, Xperi Inc. ("Xperi Inc."). The Separation was structured as a spin-off, which was achieved through Adeia's distribution of 100 percent of the outstanding shares of Xperi Inc.'s common stock to holders of Adeia's common stock as of the close of business on the record date of September 21, 2022 (the "Record Date"). Each Adeia stockholder of record received four shares of Xperi Inc. common stock for every ten shares of Adeia common stock that it held on the Record Date. Following the Separation, Adeia retains no ownership interest in Xperi Inc., which is now listed under the ticker symbol "XPER" on the New York Stock Exchange. Effective at the open of business on October 3, 2022, Adeia's shares of common stock, par value $0.001 per share, began trading on the Nasdaq Global Select Market under the new ticker symbol "ADEA".

Following the Separation, we are a leading intellectual property ("IP") licensing platform in the consumer and entertainment space, with a diverse portfolio of media and semiconductor intellectual property and more than 9,750 patents and patent applications worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Through our IP licensing business, we help enable extraordinary experiences at home and on the go for millions of consumers around the world, with IP that helps elevate content and improves how audiences connect with it in a way that is more intelligent, immersive and personal. Through providing the IP that helps to power smart devices, entertainment experiences and more, we have created a unified ecosystem that reaches highly-engaged consumers and uncovered new business opportunities.

Headquartered in Silicon Valley and more than 35 years of operating experience, we have approximately 120 employees, with substantially all of our employees located in the U.S.

COVID-19 Impact and Resultant Macroeconomic Conditions

The COVID-19 pandemic has had, and may continue to have, an adverse impact on our business. The impact to date has included periods of significant volatility in the markets we serve, in particular the broad consumer electronics market. The pandemic has also caused challenges and delays in acquiring new customers and executing license renewals. These factors have negatively impacted our financial condition and results of operations, which may result in an impairment of our long-lived assets, including goodwill, and increased credit losses.

Further, our operations and those of our customers have also been negatively impacted by certain trends arising out of the COVID-19 pandemic, including labor market constraints, shortages of semiconductor components, decreased manufacturing capacities, and delays in shipments, product development and product launches. Moreover, since the onset of the COVID-19 pandemic, United States federal, state and foreign government policies enacted to combat the pandemic have contributed to a recent rise of inflation that has increased, and may continue to increase, the cost of our operations and have had, and may continue to have, an adverse effect on demand for our customers' products and services and in turn our licensing revenues, which has and may continue to adversely affect our financial performance.

Although a significant portion of our revenue is derived from fixed-fee and minimum-guarantee arrangements from large, well-capitalized customers, our per-unit and variable-fee based revenue will continue to be susceptible to the volatility, labor shortages, supply chain disruptions, microchip shortages, and potential market downturns precipitated by the COVID-19 pandemic.

The impact of the pandemic on our overall results of operations remains uncertain for the foreseeable future. Further discussion of COVID-19's potential impact on our business is provided under Part I, Item 1A – Risk Factors of this Form 10-K.

Key Developments

The accounting requirements for reporting the Separation of Xperi Inc. as a discontinued operation were met when the Separation was completed on October 1, 2022. Accordingly, the financial results of Xperi Inc. for the years ended December 31, 2022, 2021 and 2020 are presented as net loss from discontinued operations, net of tax on the Consolidated Statements of Operations. Unless noted otherwise, the discussion of our results of operations pertain to continuing operations.

Additionally, the operating results from continuing operations for all periods presented and those prior to the Separation, include certain general corporate overhead costs that do not meet the requirements to be presented in discontinued operations, although such costs are not reflective of our on-going operations. Such general corporate overhead costs include labor and non-labor costs related to our corporate support functions (e.g., administration, human resources, finance, accounting, tax, information technology, corporate development and legal, among others) that historically provided support to Xperi Inc. prior to the Separation. In addition, discontinued operations excludes the historical intercompany balances and transactions between the Company and Xperi Inc. that were eliminated in consolidation.

In connection with the Separation, we incurred separation costs of $42.3 million from January 1, 2020 to December 31, 2022. Separation costs primarily consist of third-party advisory, consulting, legal and professional service, IT and employee bonus costs directly related to the Separation, as well as other items that are incremental and one-time in nature. Out of these costs, $28.6 million are reflected in our Consolidated Statements of Operations as discontinued operations for all periods presented. The remaining separation costs of $13.7 million were incurred after the Separation and are reflected in continuing operations within operating expenses in our Consolidated Statements of Operations.

Reportable Segments

Upon completion of the Separation, in the fourth quarter of 2022, we changed our organizational structure to operate and report in one segment: IP Licensing. We believe that this structure reflects our current operational and financial management following the completion of the Separation and provides the best structure for us to focus on growth opportunities. Our Chief Executive Officer has been determined to be the Chief Operating Decision Maker ("CODM") in consideration with the authoritative guidance on segment reporting.

We primarily license our innovations to leading companies in the broader entertainment and semiconductor industries, and those companies developing new technologies that will help drive these industries forward. Licensing arrangements include access to one or more of our foundational patent portfolios and may also include access to some portions of our industry-leading technologies and know-how.

Key Metrics

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the year ended December 31, 2022, as compared to the year ended December 31, 2021:

•
Revenue increased by $47.7 million, or 12%, from $391.2 million to $439.0 million. The increase was due to the recognition of license revenue associated with an IP license agreement with a large semiconductor company, the execution of a long-term license agreement with a leading consumer electronics and OTT service provider, the renewal of long-term license agreements with two leading social media companies and the renewal of a long-term license agreement with a leading consumer electronics company. Such increases were partially offset by the delay in renewals of media related IP licenses that expired in 2022 and were not renewed until early 2023, as well as non-recurring revenue recognized in 2021 related to certain media IP licensing agreements.
•
Cash provided by operating activities decreased by $51.8 million, or 22%, from $234.8 million to $182.8 million. The decrease was primarily due to increased, unbilled contract receivables, which resulted from multi-year license agreements executed during the year.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our intellectual property (“IP”) rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 4 – Revenue” of the Notes to Consolidated Financial Statements.

The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Years ended December 31,
	2022	2021	2020
Revenue	100%	100%	100%
Operating expenses:
Research and development	10	10	7
Selling, general and administrative	31	33	27
Amortization expense	22	25	11
Litigation expense	2	1	3
Total operating expenses	65	69	48
Operating income from continuing operations	35	31	52
Interest expense	(10)	(10)	(7)
Other income and expense, net	—	—	1
Loss on debt extinguishment	—	(2)	(2)
Income from continuing operations before income taxes	25	19	44
Provision for (benefit from) income taxes	(7)	1	(3)
Net income from continuing operations	32%	18%	47%

The following table sets forth our revenue by year (in thousands, except for percentages):

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Increase	% Change	Decrease	% Change
Revenue	$438,933	$391,212	$515,919	$47,721	12%	$(124,707)	(24)%

2022 compared to 2021

The increase in revenue during the year ended December 31, 2022, as compared to the prior year, was primarily due to the recognition of license revenue associated with an IP license agreement with a large semiconductor company, the execution of a long-term license agreement with a leading consumer electronics and OTT service provider, the renewal of long-term license agreements with two leading social media companies and the renewal of a long-term license agreement with a leading consumer electronics company. Such increases were partially offset by the delay in renewals of media related IP licenses that expired in 2022 and were not renewed until early 2023, as well as non-recurring revenue recognized in 2021 related to certain media IP licensing agreements.

2021 compared to 2020

The decrease in revenue during the year ended December 31, 2021, as compared to the prior year, was primarily due to past royalty revenue from a patent license agreement with a pay-TV provider recorded in the fourth quarter of 2020, and secondarily due to a decrease in revenue from a patent license agreement with a semiconductor company, partially offset by the inclusion of a full year of post-merger IP licensing revenue from TiVo in 2021.

Research and Development

Research and development expense (“R&D expense”) consists primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new IP development, as well as costs related to patent applications and examinations, reverse engineering, materials, supplies and an allocation of facilities costs. All R&D expense is expensed as incurred. We believe that a significant level of R&D expense will be required for us to remain competitive in the future.

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Increase	% Change	Increase	% Change
Research and development	$44,579	$39,608	$35,080	$4,971	13%	$4,528	13%

2022 compared to 2021

The increase in R&D expense during the year ended December 31, 2022, as compared to the prior year, was primarily driven by higher employee-related costs due to increased headcount.

2021 compared to 2020

The increase in R&D expense during the year ended December 31, 2021, as compared to the prior year, was primarily due to the inclusion of a full year of post-merger TiVo IP Licensing expenses.

Selling, General and Administrative

Selling, general and administrative ("SGA") expenses consist primarily of compensation and related costs for sales and marketing personnel engaged in sales and licensee support, marketing programs, public relations, promotional materials, travel, trade show expenses, compensation and related costs for general management, information technology, finance personnel, corporate legal fees and expenses, facilities costs, stock-based compensation expense and professional services. Our SGA expenses, other than facilities-related expenses, are not allocated to other expense line items.

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Increase	% Change	Decrease	% Change
Selling, general and administrative	$135,630	$129,214	$136,800	$6,416	5%	$(7,586)	(6)%

2022 compared to 2021

The increase in SGA expense during the year ended December 31, 2022, as compared to the prior year, was primarily due to increased stock-based compensation associated with the accelerated vesting of outstanding restricted stock awards upon the separation of a former executive in the first quarter of 2022, an increase in variable compensation, and the incurrence of certain separation related costs upon the consummation of the Separation in the fourth quarter of 2022. The increase was partially offset by decreases in the provision for credit losses and in facilities and other related expenses.

2021 compared to 2020

The decrease in SGA expense during the year ended December 31, 2021, as compared to the prior year, was primarily due to decreases in merger-related transaction costs, severance and retention costs, provision for credit losses and personnel-related costs resulting from cost synergies implemented in 2021. The overall decrease was partially offset by the inclusion of a full year of post-merger TiVo SG&A expenses.

Amortization Expense

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Decrease	% Change	Increase	% Change
Amortization expense	$97,077	$98,090	$58,617	$(1,013)	(1)%	$39,473	67%

2022 compared to 2021

The decrease in amortization expense during the year ended December 31, 2022, as compared to the prior year, was primarily due to certain intangible assets acquired in prior years, which became fully amortized during the year.

2021 compared to 2020

The increase in amortization expense during the year ended December 31, 2021, as compared to the prior year, was primarily due to amortization of intangible assets recorded in connection with the Mergers in June 2020.

Litigation Expense

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Increase	% Change	Decrease	% Change
Litigation expense	$8,587	$5,272	$17,967	$3,315	63%	$(12,695)	(71)%

2022 compared to 2021

The increase in litigation expense during the year ended December 31, 2022, as compared to the prior year, was primarily due to a $2.5 million reserve related to the Videotron matter and a $2.6 million reserve related to the Bell and Telus matter. See Part I, Item 3. – Legal Proceedings for additional information regarding these matters. Such increases were partially offset by reduced case activity.

2021 compared to 2020

The decrease in litigation expense during the year ended December 31, 2021, as compared to the prior year, was primarily due to the resolution of prior litigation and reduced case activity.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part I, Item 3 – Legal Proceedings.

Interest Expense

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Increase	% Change	Increase	% Change
Interest expense	$(45,335)	$(38,973)	$(37,873)	$(6,362)	16%	$(1,100)	3%

2022 compared to 2021

The increase in interest expense during the year ended December 31, 2022, as compared to the prior year, was primarily due to increased interest rates on our variable interest rate debt due to the rising interest rate environment.

2021 compared to 2020

The increase in interest expense during the year ended December 31, 2021, as compared to the prior year, was primarily due to higher average debt balance in 2021 as we entered into a new term loan of $1,050 million on June 1, 2020 to refinance our indebtedness, partially offset by a reduction in interest rate as a result of the debt refinancing described below.

We anticipate interest expense will increase in 2023, when compared to 2022, as a result of the effect of rising interest rates on our existing variable-rate debt, partially offset by a full year of a lower debt balance and amortization of debt discount and issuance costs.

Other Income and Expense, Net

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Increase	% Change	Decrease	% Change
Other income and expense, net	$2,047	$768	$3,212	$1,279	167%	$(2,444)	(76)%

2022 compared to 2021

The increase in other income and expense, net during the year ended December 31, 2022, as compared to the prior year, was primarily due to an increase in interest income from significant financing components from revenue contracts executed during the year, partially offset by a decrease in realized loss on marketable investments.

2021 compared to 2020

The decrease in other income and expense, net during the year ended December 31, 2021, as compared to the prior year, was primarily due to a decrease in interest income from significant financing components from revenue contracts and a decrease in interest income from our short-term investments.

Discontinued Operations

	Years Ended December 31,
	2022	2021	2020
Revenue	$366,730	$486,484	$376,101
Operating expenses	784,950	591,700	465,928
Operating loss	(418,220)	(105,216)	(89,827)
Interest expense	(754)	—	—
Other income and expense, net	62	1,870	1,242
Loss before taxes	(418,912)	(103,346)	(88,585)
Provision for income taxes	18,066	23,550	7,425
Net loss from discontinued operations, net of tax	(436,978)	(126,896)	(96,010)
Less: net loss attributable to noncontrolling interest	(2,706)	(3,456)	(2,966)
Net loss attributable to discontinued operations	$(434,272)	$(123,440)	$(93,044)

As the Separation occurred on October 1, 2022, the current period net loss from discontinued operations, net of tax includes 9 months of Xperi Inc.'s operations compared to a full year in 2021 and 2020. The decrease in revenue of $119.8 million or 25% during the year ended December 31, 2022, as compared to the prior year, was primarily driven by a decrease in revenue from the pay-TV and connected car market verticals partially offset by increased revenue from the settlement of a contract dispute with a large mobile imagining customer and increased revenue from the consumer electronics market vertical. The increase in revenue of $110.4 million or 29% during the year ended December 31, 2021, as compared to the prior year, was primarily driven by the inclusion of a full year of post-merger of TiVo's revenue attributable to our former product segment, partially offset by a decrease in revenue from the consumer electronics market vertical due to supply chain constraints that impacted shipment volumes in 2021.

The increase in operating expenses of $193.3 million or 33% during the year ended December 31, 2022, as compared to the prior year, was primarily driven by a goodwill impairment charge of $354.0 million, an increase in R&D costs primarily due to employees hired in connection with business combinations, an increase in separation and related costs, and an increase in variable compensation. The increases were partially offset by decreases in amortization expense due to certain acquired intangible assets reaching the end of their useful lives during 2022 and a decrease in litigation expense due to reduced case activity. The increase in operating expenses of $125.8 million or 27% during the year ended December 31, 2021, as compared to the prior year, was primarily driven by the inclusion of a full year of post-merger of TiVo's operating expenses attributable to our former product segment and increases in compensation costs due to business combinations, partially offset by a decrease in personnel-related costs resulting from cost synergies implemented subsequent to certain business combinations.

The increase in operating loss of $313.0 million or 297% during the year ended December 31, 2022, as compared to the prior year, was primarily due to the decrease in revenue and the increase in operating expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 as described above. The increase in operating loss of $15.4 million or 17% during the year ended December 31, 2021, as compared to the prior year, was primarily due to the rate of the increase in operating expenses outpacing the increase in revenue for the period in each case as described above. The discontinued operations provision for income taxes in 2022 was $18.1 million compared to $23.6 million in 2021, a decrease of $5.5 million or 23%. The discontinued operations provision for income taxes in 2021 was $23.6 million compared to $7.4 million in 2020, an increase of $16.1 million or 217%. The current year provision includes tax charges related to the Separation.

Loss on Debt Extinguishment

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Decrease	% Change	Decrease	% Change
Loss on debt extinguishment	$—	$(8,012)	$(8,300)	$8,012	(100)%	$288	(3)%

In June 2021, we refinanced the 2020 Term B Loan Facility by, among other things, lowering the interest rate on the debt. Certain lenders of the original loan syndication did not participate in the refinancing. Accordingly, we accounted for the refinancing event for these lenders as a debt extinguishment and recorded, a loss on debt extinguishment of $8.0 million related to the write-off of unamortized debt discount and issuance costs for the portions of the 2020 Term B Loan Facility considered to be extinguished. There were no such costs and expenses in 2022. We did not recognize any loss or gain on extinguishment of debt in 2022.

Provision for (benefit from) Income Taxes

	Years Ended December 31,			2022 vs. 2021		2021 vs. 2020
	2022	2021	2020	Decrease	% Change	Increase	% Change
Provision for (benefit from) income taxes	$(28,620)	$4,828	$(15,312)	$(33,448)	(693)%	$20,140	(132)%

For the year ended December 31, 2022, we recorded an income tax benefit of $28.6 million on a pretax income from continuing operations of $109.8 million, which resulted in an effective tax rate of (26.1)%. The income tax benefit of $28.6 million was primarily related to the release of certain valuation allowances of $78.7 million, partially offset by tax on current year income, foreign withholding taxes and, unrealized foreign exchange loss from prior year South Korea refund claims. The negative tax rate is the result of a tax benefit recorded against pre-tax income.

For the year ended December 31, 2021, we recorded an income tax provision of $4.8 million on a pretax income from continuing operations of $72.8 million, which resulted in an effective tax rate of 6.6%. The income tax expense was primarily related to foreign withholding taxes, unrealized foreign exchange loss from prior year South Korea refund claims and state income taxes, partially offset by releases of unrecognized tax benefits.

The decrease in income tax expense for the year ended December 31, 2022, as compared to the prior year, was attributable to the release of valuation allowance.

During the fourth quarter of 2019, we filed a refund claim for foreign taxes previously withheld from licensees in South Korea based on court rulings in South Korea and other business factors. These previously withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of the filed and planned refund claims, we recorded a total of $113.7 million and $118.1 million as a noncurrent income tax receivable at December 31, 2022 and 2021, respectively, $63.6 million and $63.1 million as a noncurrent income tax payable at December 31, 2022 and 2021, respectively, and $42.2 million and $39.9 million as a reduction in deferred tax assets at December 31, 2022 and 2021, respectively. Although the refund claim is subject to judicial review, we anticipate we will receive refunds in the amount recorded in the receivable.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that the positive evidence outweighed the negative evidence primarily due to cumulative income from our IP Licensing business on a continuing operations basis and the expectation of sustained profitability in future periods, and concluded that it was more-likely-than-not that we would realize our federal and certain state deferred tax assets. As a result, during the fourth quarter of 2022, we released the valuation allowance on all the federal deferred tax assets and state deferred tax assets, except for California and certain other states where tax attributes can only be utilized against the income of specific legal entities. The release of the valuation allowance resulted in $86.1 million of tax benefit. We will maintain a full valuation allowance on our foreign deferred tax asset as the expectation of future taxable income is uncertain.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the years ended December 31, 2022, 2021 and 2020. The cash flows below are presented on a consolidated basis and therefore, also include $120.7 million and $85.6 million of cash and cash equivalents included in current assets of discontinued operations in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

	December 31,
(in thousands, except for percentages)	2022	2021	2020
Cash and cash equivalents	$114,555	$201,121	$170,188
Short-term investments	-	60,534	86,947
Total cash, cash equivalents and short-term investments	$114,555	$261,655	$257,135
Percentage of total assets	9%	11%	10%

	Years Ended December 31,
	2022	2021	2020
Net cash from operating activities	$183,023	$234,789	$427,603
Net cash used in investing activities	$(2,913)	$(6,206)	$17,840
Net cash used in financing activities	$(263,257)	$(196,245)	$(351,136)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments. Cash, cash equivalents and short-term investments were $114.6 million at December 31, 2022, a decrease of $147.1 million from $261.7 million at December 31, 2021. This decrease resulted primarily from $183.0 million in net cash decrease resulting from the Separation, $40.5 million in repayment of long-term debt, $33.2 million in repurchases of common stock, $20.9 million in dividends paid, and $12.6 million of capital expenditures, partially offset by $183.0 million of cash generated from operations and $14.3 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans. Cash and cash equivalents totaled $114.6 million at December 31, 2022, a decrease of $86.6 million from $201.1 million at December 31, 2021.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity, while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. Our marketable debt securities are classified as available-for-sale (“AFS”) with credit losses recognized as a credit loss expense and non-credit related unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income or loss. We did not hold such investments as of December 31, 2022.

We expect to continue to make additional payments on our existing debt from cash generated from operations. Our material cash requirements include the following contractual and other obligations.

Debt

As of December 31, 2022, we had outstanding long-term debt in an aggregate principal amount of $749.3 million, with a minimum of $114.0 million payable within 12 months, including a $73.5 million payment based on the consolidated excess cash flow clause within the debt agreement. The excess cash flow payment has been classified as current portion of long-term debt in the Consolidated Balance Sheet as of December 31, 2022.

Future interest payments associated with the debt, based on current interest rates, total $265.3 million, with $55.6 million payable within 12 months. The interest payments may vary with changes in interest rates, as well as due to accelerated payments of the principal amount. Refer to “Note 12 – Debt” of the Notes to Consolidated Financial Statements for additional information on debt obligations and maturities.

Leases

We have lease arrangements for office and research facilities, data centers and office equipment. As of December 31, 2022, fixed lease payment obligations amounted to $7.5 million, with $2.4 million payable within 12 months. Refer to “Note 8 – Leases” of the Notes to Consolidated Financial Statements for additional information on lease obligations and maturities.

Guarantee

Prior to the Separation, we and a subsidiary of Xperi Inc. (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which we guarantee the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, we and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022 under which we agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, we recognized a guarantee liability of $19.7 million which represents the fair value of our projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the fair value of the guarantee are recognized as part of our results of operations. As of December 31, 2022, the balance of the guarantee liability is $20.5 million, including a current portion of $2.4 million. The maximum potential amount of future payments subject to guarantee is approximately $7.5 million per annum between 2023 and 2031.

Other Purchase Obligations

Our other purchase obligations primarily consist of non-cancelable obligations related to advertising, engineering services and internet and telecommunications services. As of December 31, 2022, we had purchase obligations of $0.7 million, including $0.4 million due in 2023 and $0.3 million due in 2024. These purchase obligations represent commitments under enforceable and legally binding agreements and do not represent the entire anticipated purchases in the future. Refer to “Note 17 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Income Tax Payable

As of December 31, 2022, we had accrued $87.3 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which includes an immaterial amount of accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. If we are successful in receiving our South Korean withholding tax refunds of $113.7 million, including interest and foreign exchange gain, then $63.6 million of unrecognized tax benefit would be payable to the U.S. tax authorities.

In addition to the cash requirements outlined above, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan.

Quarterly Dividends

In 2022 and 2021, we paid quarterly dividends of $0.05 per share in each of the March, June, September and December quarterly periods. Our capacity to pay dividends in the future depends on many factors, including our financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board of Directors considers relevant. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments.

Stock Repurchase Plan

On June 12, 2020, our Board of Directors terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”), which provides for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through December 31, 2022, we have repurchased an aggregate of approximately 10.0 million shares of common stock at a total cost of $172.2 million at an average price of $17.24. As of December 31, 2022, the total remaining amount available for repurchase under the Plan was $77.8 million.

We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including, but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

While we expect to continue to generate cash flows from operating activities in 2023, the COVID-19 pandemic continues to present uncertainties as to the level of such cash flows as compared to prior years. Additionally, transaction costs relating to the Separation are expected to impact operating cash flows for at least the next three months. We have taken actions to manage cash flows by reducing discretionary spending and other variable costs, and closely monitoring receivables and payables.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash and cash equivalents currently available, will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses, or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness could result in increased debt service obligations and may include covenants that would restrict our operations.

Cash Flows from Operating Activities

Our cash flows are presented on a consolidated basis and therefore, also include $120.7 million and $85.6 million of cash and cash equivalents presented in current assets of discontinued operations in the Consolidated Balance Sheets as of December 31, 2021 and 2020, respectively.

Cash flows provided by operations were $183.0 million for the year ended December 31, 2022, primarily due to our net loss of $298.6 million being adjusted for non-cash items of depreciation of $17.1 million, amortization of intangible assets of $143.2 million, stock-based compensation expense of $52.6 million, and an impairment charge of $354.0 million recognized in the third quarter of 2022 and included as part of discontinued operations for the year ended December 31, 2022.

Cash flows provided by operations were $234.8 million for the year ended December 31, 2021, primarily due to our net loss of $58.9 million being adjusted for non-cash items of depreciation of $23.8 million, amortization of intangible assets of $203.4 million, stock-based compensation expense of $58.2 million, and a loss on debt extinguishment of $8.0 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.9 million for the year ended December 31, 2022, primarily related to purchases of short-term investments of $4.5 million, and capital expenditures of $12.6 million, partially offset by maturities and sales of securities of $64.8 million.

Net cash used in investing activities was $6.2 million for the year ended December 31, 2021, primarily related to purchases of short-term investments of $67.3 million, cash used in the MobiTV Acquisition of $17.4 million and capital expenditures of $14.0 million, partially offset by maturities and sales of securities of $92.7 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of purchases of computer hardware and software, information systems, and production and test equipment. During the years ended December 31, 2022 and 2021, we spent $12.6 million and $14.0 million on capital expenditures, respectively, and we expect capital expenditures in 2023 to be approximately $5.0 million. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $263.3 million for the year ended December 31, 2022 principally due to $40.5 million in repayment of indebtedness, $20.9 million in dividends paid, $33.2 million in repurchases of common stock, and $183.0 net cash impact of the Separation, partially offset by $14.3 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

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

At December 31, 2022, $749.3 million was outstanding under the Refinanced Term B Loans with an interest rate, including amortization of debt discount and issuance costs of $19.9 million. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $40.5 million in each year from 2023 through 2026, with the remaining principal balance of $546.8 million due in 2028. After the Separation, we own the debt under the Refinanced B Term Loans. Additionally, we are obligated to pay $73.5 million by April 2023, based on certain leverage ratios and our excess cash flow generated for the year ended December 31, 2022. We are obligated to continue to pay a portion of excess cash flows on an annual basis. The Refinanced Term B Loans contain customary covenants, and as of December 31, 2022, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements. These financial statements have been prepared in conformity with generally accepted accounting principles (“GAAP”) in the United States which requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty. We evaluate our estimates based on our historical experience and various other assumptions that are believed to be reasonable under the circumstances. These estimates relate to revenue recognition, the assessment of recoverability of goodwill and intangible assets, business combinations, recognition and measurement of deferred income tax assets and liabilities, the assessment of unrecognized tax benefits and others. Actual results could differ from those estimates, and material effects on our operating results and financial position may result.

We believe the following accounting policies and estimates are most critical to understanding our consolidated financial statements. See “Note 2 - Summary of Significant Accounting Policies” and “Note 4 - Revenue” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.

Revenue recognition

We derive the majority of our revenue from the licensing of our intellectual property (“IP”) rights to customers. Generally, revenue is recognized upon transfer of control of the IP rights to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those IP rights. The primary judgments include identifying the performance obligations in the contract, estimating variable consideration, estimating quarterly royalties prior to receiving the royalty reports from the licensee, determining standalone selling price and allocating consideration in a contract with multiple performance obligations.

We generally recognize royalty revenue from per-unit or per-subscriber licenses based on units shipped or manufactured or number of subscribers. Revenue is recognized in the period in which the customer’s sales or usage are estimated to have occurred. This may result in an adjustment to revenue when actual sales or usage are subsequently reported by the customer, generally in the month or quarter following sales or usage. Estimating a customer’s quarterly royalties prior to receiving the royalty reports requires us to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate sales or usage, which could have a material impact on the amount of revenue we report on a quarterly basis.

At times, we enter into long-term license contracts, which may include releases from past patent infringement claims or one or more prospective licenses. In these contracts, we allocate the transaction price between releases for past patent infringement claims and prospective licenses based on their relative standalone selling prices, which requires significant management judgment. In determining the standalone selling price of each performance obligation, we consider such factors as the number of past and projected future subscribers, units shipped, and units manufactured, as well as the per-subscriber or per-unit licensing rates we generally receive from licensees of comparable sizes in comparable markets and geographies. As a release from past patent infringement claims is generally satisfied at execution of the contract, the transaction price allocated to the release from past patent infringement claims is generally recognized in the period the contract is executed. Transaction price allocated to prospective Media IP licenses is recognized ratably over the license term, and transaction price allocated to prospective Semiconductor IP licenses is recognized upon execution of the contract.

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

Accounting for income taxes

We must make certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are used in the calculation of tax credits, tax benefits and deductions and in the calculation of tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to our tax provision in a subsequent period.

We must assess the likelihood that we will be able to recover our deferred tax assets. If recovery is not likely on a more-likely-than-not basis, we must increase our provision for income taxes by recording a valuation allowance against our deferred tax assets. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Should there be a change in our ability to recover our deferred tax assets, our provision for income taxes would fluctuate in the period of the change.

We account for uncertain tax positions in accordance with authoritative guidance related to income taxes. The calculation of our unrecognized tax benefits involves dealing with uncertainties in the application of complex tax regulations. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. We record unrecognized tax benefits for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax liabilities are more-likely-than-not, assuming the tax authorities have full knowledge of all relevant information. If we ultimately determine that the tax liabilities are unnecessary, we reverse the liabilities and recognize a tax benefit during the period in which it occurs. This may occur for a variety of reasons, such as the expiration of the statute of limitations on a particular tax return or the completion of an examination by the relevant tax authority. We record an additional charge in our provision for taxes in the period in which we determine that the recorded unrecognized tax benefits are less than the expected ultimate settlement.

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the year ended December 31, 2022, we did not recognize any significant interest or penalties. For the years ended December 31, 2021, we recognized $0.2 million of interest and penalties, and for the year ended 2020, we did not recognize any significant penalties or interest related to unrecognized tax benefits. See “Note 16 - Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve principal and maintain liquidity, while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, which are subject to risks including:

Interest Rate Risk

As of December 31, 2022, we had $749.3 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At December 31, 2022, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $7.3 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit-worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable debt securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit, are classified as available-for-sale securities. We did not hold investments classified as available-for-sale securities as of December 31, 2022. As of December 31, 2021, the fair value of our investments classified as available-for-sale securities was $60.5 million. Unrealized losses, net of tax, on these investments were not material as of December 31, 2022 and 2021, respectively. We did not hold any derivatives, derivative commodity instruments or other similar financial instruments in our portfolio as of December 31, 2022.

Bank Liquidity Risk

As of December 31, 2022, we have approximately $114.6 million of cash in operating accounts that are held with both domestic and international financial institutions, the majority of which is held with domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the government of the jurisdiction where such cash is held. We have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Exchange Rate Risk

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2022, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was immaterial to our consolidated financial statements.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2022 and 2021, and the related consolidated statements of operations, equity, comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2022 are set forth in this Annual Report at Item 15(a)(1).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Attached as exhibits to this Form 10-K are certifications of Adeia Inc.’s Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rules 13a-15(e) and 15d-15(e) of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and should be read in conjunction with the certifications for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Adeia Inc. maintains disclosure controls and procedures that are designed to ensure information required to be disclosed in our reports filed or submitted pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022 that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Adeia Inc., including our consolidated subsidiaries, required to be disclosed in our reports that are filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and (ii) is accumulated and communicated to Adeia Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Adeia Inc. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Adeia Inc.’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Adeia Inc.; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Adeia Inc. are being made only in accordance with authorizations of management and directors of Adeia Inc.; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Adeia Inc.’s assets that could have a material effect on the financial statements.

Adeia Inc.’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, utilizing the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment by Adeia Inc.’s management, we determined that Adeia Inc.’s internal control over financial reporting was effective as of December 31, 2022. The effectiveness of Adeia Inc.’s internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarterly period ended December 31, 2022, there were no changes to our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors,” "Board and Committees of the Board; Director Independence" and “Delinquent Section 16(a) Reports” that will be contained in the Proxy Statement for our 2023 Annual Meeting of Stockholders (the “Proxy Statement”).

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The text of our code of business conduct and ethics has been posted on our website at http://www.adeia.com.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

Auditor Firm Id: 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: San Jose, California, USA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Adeia Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adeia Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Allocation of Transaction Price to Performance Obligations

As described in Note 4 to the consolidated financial statements, at times, the Company enters into long-term license contracts with more than one performance obligation, which may include releases from past patent infringement claims or one or more prospective licenses. In these arrangements, management allocates the transaction price between releases for past patent infringement claims and prospective licenses based on their relative standalone selling prices, which requires significant management judgment. The Company recorded total revenue of $439 million for the year ended December 31, 2022, of which a significant portion relates to arrangements with multiple performance obligations. In determining the standalone selling price of each performance obligation, management considers such factors as the number of past and projected future subscribers, units shipped, and units manufactured, as well as the per-subscriber or per-unit licensing rates the Company generally receives from licensees of comparable sizes in comparable markets and geographies.

The principal considerations for our determination that performing procedures relating to revenue recognition – allocation of transaction price to performance obligations is a critical audit matter are (i) the significant judgment by management when determining the standalone selling price for performance obligations and allocating the transaction price on a relative standalone selling price basis to those performance obligations and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s determination of the standalone selling price and the allocation of transaction price to performance obligations.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the licensing revenue recognition process, including controls over the determination of the standalone selling price and the allocation of transaction price to performance obligations. These procedures also included, among others, for a sample of contracts, (i) reading the executed contract to understand the terms and conditions, (ii) evaluating management’s identification of the performance obligations, (iii) evaluating and testing the reasonableness of the factors used in management’s determination of standalone selling price, and (iv) testing management’s determination of the transaction price and the allocation of the transaction price to the performance obligations based on the relative standalone selling price. Testing the determination of the standalone selling price involved testing the completeness and accuracy of the data utilized by management.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 1, 2023

We have served as the Company’s auditor since 1999.

ADEIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2022	2021	2020
Revenue	$438,933	$391,212	$515,919
Operating expenses:
Research and development	44,579	39,608	35,080
Selling, general and administrative	135,630	129,214	136,800
Amortization expense	97,077	98,090	58,617
Litigation expense	8,587	5,272	17,967
Total operating expenses	285,873	272,184	248,464
Operating income from continuing operations	153,060	119,028	267,455
Interest expense	(45,335)	(38,973)	(37,873)
Other income and expense, net	2,047	768	3,212
Loss on debt extinguishment	—	(8,012)	(8,300)
Income from continuing operations before income taxes	109,772	72,811	224,494
Provision for (benefit from) income taxes	(28,620)	4,828	(15,312)
Net income from continuing operations	138,392	67,983	239,806
Net loss from discontinued operations, net of tax	(436,978)	(126,896)	(96,010)
Net income (loss)	(298,586)	(58,913)	143,796
Less: Net loss attributable to non-controlling interest in discontinued operations	(2,706)	(3,456)	(2,966)
Net income (loss) attributable to the Company	$(295,880)	$(55,457)	$146,762
Income (loss) per share:
Basic
Continuing operations	$1.33	$0.65	$2.89
Discontinued operations	(4.16)	(1.18)	(1.12)
Net income (loss)	$(2.83)	$(0.53)	$1.77
Diluted
Continuing operations	$1.29	$0.63	$2.86
Discontinued operations	(4.04)	(1.15)	(1.11)
Net income (loss)	$(2.75)	$(0.52)	$1.75
Weighted average number of shares used in per share calculations-basic	104,336	104,735	82,840
Weighted average number of shares used in per share calculations-diluted	107,580	107,265	83,856

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Net income (loss)	$(298,586)	$(58,913)	$143,796
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	(4,425)	(1,975)	1,345
Net unrealized losses on available-for-sale debt securities	45	(41)	(28)
Other comprehensive income (loss), net of tax	(4,380)	(2,016)	1,317
Comprehensive income (loss)	(302,966)	(60,929)	145,113
Less: Comprehensive loss attributable to noncontrolling interest	(2,706)	(3,456)	(2,966)
Comprehensive income (loss) attributable to the Company	$(300,260)	$(57,473)	$148,079

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$114,555	$80,428
Available-for-sale debt securities	—	60,534
Accounts receivable, net of allowance for credit losses of $713 and $934, respectively	58,480	64,187
Unbilled contracts receivable, net	73,754	26,715
Other current assets	11,924	10,490
Current assets of discontinued operations	—	277,120
Total current assets	258,713	519,474
Long-term unbilled contracts receivable	40,705	282
Property and equipment, net	4,550	4,936
Operating lease right-of-use assets	5,993	6,640
Intangible assets, net	432,476	546,982
Goodwill	313,660	314,576
Long-term income tax receivable	113,679	118,059
Other long-term assets	40,750	9,646
Long-term assets of discontinued operations	—	949,427
Total assets	$1,210,526	$2,470,022
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,546	$448
Accrued legal fees	4,942	4,980
Accrued liabilities	26,335	21,752
Current portion of long-term debt	109,813	36,095
Deferred revenue	17,076	6,975
Current liabilities of discontinued operations	—	119,497
Total current liabilities	166,712	189,747
Deferred revenue, less current portion	10,683	13,443
Long-term deferred tax liabilities	—	7,077
Long-term debt, net	619,580	729,392
Noncurrent operating lease liabilities	4,794	5,641
Long-term income tax payable	87,302	91,445
Other long-term liabilities	20,043	3,792
Long-term liabilities of discontinued operations	—	89,057
Total liabilities	909,114	1,129,594
Commitments and contingencies (Note 17)
Company stockholders’ equity:
Preferred stock: $0.001 par value; authorized (2022: 15,000 shares; 2021: 15,000 shares) and no shares issued and outstanding	—	—
Common stock: $0.001 par value; (2022: authorized 350,000 shares, issued 117,392 shares, outstanding 105,167 shares; 2021: authorized 350,000 shares, issued 113,460 shares, outstanding 103,260 shares)	117	113
Additional paid-in capital	636,266	1,340,480
Treasury stock at cost (2022: 12,225 shares; 2021: 10,200 shares)	(211,223)	(178,022)
Accumulated other comprehensive loss	(51)	(752)
Retained earnings (accumulated deficit)	(123,697)	187,814
Total Company stockholders’ equity	301,412	1,349,633
Noncontrolling interest	—	(9,205)
Total equity	301,412	1,340,428
Total liabilities and equity	$1,210,526	$2,470,022

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(298,586)	$(58,913)	$143,796
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment	17,144	23,801	17,918
Amortization of intangible assets	143,243	203,401	156,826
Goodwill impairment	354,000	—	—
Stock-based compensation expense	52,626	58,182	39,135
Deferred income tax	(40,301)	(978)	(34,670)
Loss on debt extinguishment	—	8,012	8,300
Patent assets received in lieu of cash	—	(8,787)	—
Other	5,149	5,488	19,500
Changes in operating assets and liabilities:
Accounts receivable	24,892	(27,615)	7,091
Unbilled contracts receivable, net	(86,673)	58,496	76,262
Other assets	(3,243)	7,497	(41,948)
Accounts payable	18,601	(5,234)	(4,863)
Accrued and other liabilities	(3,614)	(27,910)	21,692
Deferred revenue	(215)	(651)	18,564
Net cash from operating activities	183,023	234,789	427,603
Cash flows from investing activities:
Purchases of property and equipment	(12,576)	(13,950)	(7,379)
Proceeds from sale of property and equipment	86	19	—
Net cash received (paid) for mergers and acquisitions	(50,473)	(17,400)	117,424
Purchases of short-term investments	(4,490)	(67,343)	(77,178)
Proceeds from sales of short-term investments	28,254	49,768	11,225
Proceeds from maturities of short-term investments	36,576	42,886	24,683
Purchases of intangible assets	(290)	(186)	(50,935)
Net cash from investing activities	(2,913)	(6,206)	17,840
Cash flows from financing activities:
Repayment of debt	(40,500)	(84,048)	(520,250)
Repayment of assumed debt from merger transaction	—	—	(734,609)
Proceeds from debt, net	—	—	1,010,286
Debt refinancing costs	—	(4,253)	—
Dividends paid	(20,888)	(20,979)	(30,829)
Distribution of Xperi Inc.	(182,928)	—	—
Proceeds from employee stock purchase program and exercise of stock options	14,260	13,839	4,855
Repurchases of common stock	(33,201)	(100,804)	(80,589)
Net cash from financing activities	(263,257)	(196,245)	(351,136)
Effect of exchange rate changes on cash and cash equivalents	(3,419)	(1,405)	1,330
Net increase (decrease) in cash and cash equivalents	(86,566)	30,933	95,637
Cash and cash equivalents at beginning of period	201,121	170,188	74,551
Cash and cash equivalents at end of period	$114,555	$201,121	$170,188

Supplemental disclosure of cash flow information:
Interest paid	$40,505	$32,363	$31,240
Income taxes paid, net of refunds	$24,782	$30,865	$43,066
Debt acquired in a business acquisition	$50,000	$—	$—
Stock issued in merger transaction	$—	$—	$828,334

Cash flows above are presented on a consolidated basis and therefore also include $120.7 million and $85.6 million of cash and cash equivalents included in current assets of discontinued operations in the Consolidated Balance Sheet as of December 31, 2021 and 2020, respectively. Refer to "Note 9 - Discontinued Operations" for additional information related to cash flows from discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Total Company Stockholders' Equity
	Common Stock		Additional	Treasury Stock		Accumulated Other Comprehensive	Retained Earnings	Noncontrolling
	Shares	Amount	Paid-In Capital	Shares	Amount	Income (Loss)	(Accumulated Deficit)	Interest	Total Equity
Balance at December 31, 2019	49,620	$64	$768,284	14,002	$(368,701)	$(53)	$148,317	$(2,811)	$545,100
Issuance of subsidiary shares to noncontrolling interest	—	—	(19)	—	—	—	—	19	—
Net income (loss)	—	—	—	—	—	—	146,762	(2,966)	143,796
Other comprehensive income, net of tax	—	—	—	—	—	1,317	—	—	1,317
Cash dividends paid on common stock ($0.50 per share)	—	—	—	—	—	—	(30,829)	—	(30,829)
Issuance of common stock in connection with exercise of stock options	7	—	89	—	—	—	—	—	89
Issuance of common stock in connection with employee stock purchase plan	355	—	4,764	—	—	—	—	—	4,764
Issuance of restricted stock, net of shares canceled	2,083	2	—	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(671)	—	—	671	(10,508)	—	—	—	(10,508)
Repurchases of common stock	(4,919)	—	—	4,919	(70,081)	—	—	—	(70,081)
Common stock issued in merger transaction	58,300	58	828,276	—	—	—	—	—	828,334
Retirement of treasury stock	—	(14)	(372,058)	(14,185)	372,072	—	—	—	—
Stock-based compensation expense	—	—	39,135	—	—	—	—	—	39,135
Balance at December 31, 2020	104,775	$110	$1,268,471	5,407	$(77,218)	$1,264	$264,250	$(5,758)	$1,451,119
Issuance of subsidiary shares to noncontrolling interest	—	—	(9)	—	—	—	—	9	—
Net loss	—	—	—	—	—	—	(55,457)	(3,456)	(58,913)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,016)	—	—	(2,016)
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(20,979)	—	(20,979)
Issuance of common stock in connection with exercise of stock options	39	—	779	—	—	—	—	—	779
Issuance of common stock in connection with employee stock purchase plan	1,236	1	13,057	—	—	—	—	—	13,058
Issuance of restricted stock, net of shares canceled	2,003	2	—	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(751)	—	—	751	(15,916)	—	—	—	(15,916)
Repurchases of common stock	(4,042)	—	—	4,042	(84,888)	—	—	—	(84,888)
Stock-based compensation expense	—	—	58,182	—	—	—	—	—	58,182
Balance at December 31, 2021	103,260	$113	$1,340,480	10,200	$(178,022)	$(752)	$187,814	$(9,205)	$1,340,428
Issuance of subsidiary shares to noncontrolling interest	—	—	1,421	—	—	—	—	(1,421)	—
Net loss	—	—	—	—	—	—	(295,880)	(2,706)	(298,586)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,380)	—	—	(4,380)
Cash dividends paid on common stock ($0.20 per share)	—	—	(5,257)	—	—	—	(15,631)	—	(20,888)
Distribution of Xperi Inc.	—	—	(767,263)	—	—	5,081	—	13,332	(748,850)
Issuance of common stock in connection with exercise of stock options	11	—	128	—	—	—	—	—	128
Issuance of common stock in connection with employee stock purchase plan	1,301	1	14,131	—	—	—	—	—	14,132
Issuance of restricted stock, net of shares canceled	2,620	3	—	—	—	—	—	—	3
Withholding taxes related to net share settlement of restricted awards	(996)	—	—	996	(15,941)	—	—	—	(15,941)
Repurchases of common stock	(1,029)	—	—	1,029	(17,260)	—	—	—	(17,260)
Stock-based compensation expense	—	—	52,626	—	—	—	—	—	52,626
Balance at December 31, 2022	105,167	$117	$636,266	12,225	$(211,223)	$(51)	$(123,697)	$—	$301,412

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (formerly known as Xperi Holding Corporation) (the "Company"), a Delaware corporation, is one of the industry’s largest intellectual property ("IP") licensing platforms, with a diverse portfolio of media and semiconductor intellectual property and more than 9,750 patents and patent applications worldwide.

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

On October 1, 2022, the Company completed the previously announced separation ("the Separation") of its product business into a separate, independent, publicly-traded company, Xperi Inc. ("Xperi Inc."). The Separation was structured as a spin-off (the "Spin-off"), which was achieved through the Company's distribution of 100 percent of the outstanding shares of Xperi Inc.'s common stock to holders of the Company's common stock as of the close of business on the record date of September 21, 2022 (the "Record Date"). Each Company stockholder of record received four shares of Xperi Inc. common stock for every ten shares of Company common stock that it held on the Record Date. Following the Separation, the Company retains no ownership in Xperi Inc., which is now listed under the ticker symbol "XPER" on the New York Stock Exchange. Effective at the open of business on October 3, 2022, the Company's shares of common stock, par value $0.001 per share, began trading on the Nasdaq Global Select Market under the new ticker symbol "ADEA".

The accounting requirements for reporting the Separation of Xperi Inc. as a discontinued operation were met when the Separation was completed. Accordingly, the financial results of Xperi Inc. for the years ended December 31, 2022, 2021 and 2020 are presented as net loss from discontinued operations, net of tax on the Consolidated Statements of Operations and its assets and liabilities as of December 31, 2021 are reclassified as discontinued operations in the Consolidated Balance Sheets. For further information on discontinued operations, see "Note 9 - Discontinued Operations". Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements pertain to continuing operations.

Additionally, as a result of the Separation, the Company changed its operational structure in the fourth quarter of 2022, resulting in one reportable segment: Intellectual Property ("IP") Licensing.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions are eliminated in consolidation. The Company's fiscal year ends on December 31. The Company employs a calendar month-end reporting period for its quarterly reporting.

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include identifying the performance obligations in the contract, estimating variable consideration, estimating quarterly royalties prior to receiving the royalty reports from the licensee, determining standalone selling price, and allocating consideration in a contract with multiple performance obligations, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits and purchase accounting resulting from business combinations, among others. Actual results experienced by the Company may differ from management’s estimates. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

Revenue Recognition

Revenue is recognized when control of the promised goods or services is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services, which may include various combinations of goods and services which are generally capable of being distinct and accounted for as separate performance obligations. See “Note 4 – Revenue” for a detailed discussion on revenue and revenue recognition.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

Short-term Investments

The Company has historically held investments in debt securities which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and in equity securities consisting of money market funds. The Company classifies all investments as current as the securities are available for use, if needed, for current operations.

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

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company follows a corporate investment policy which sets credit, maturity and concentration limits and regularly monitors the composition, market risk and maturities of these investments. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and limits the amount of credit extended when deemed necessary but generally requires no collateral. See "Note 18 - Segment and Geographic Information" for further discussion on concentration of credit and other risks.

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

Goodwill and Identified Intangible Assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company performs an annual review of the valuation of goodwill in the fourth quarter, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability or a sustained decline in the Company's market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require the Company to estimate, among other factors, future cash flows, useful lives and fair market values of the Company's assets. When the Company conducts the evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management estimates and judgment.

In performing the quantitative impairment test for goodwill, the fair value of the reporting unit is compared to its carrying amount. The Company utilizes the market capitalization approach to determine the fair value of a reporting unit. Under the market capitalization approach, the fair value of a reporting unit is estimated based on the trading price of the Company's stock as of the test date, or trading prices over a short period of time immediately prior or subsequent to the test date if such prices more reasonably represent the estimated fair value as of the test date, which is further adjusted by a control premium representing the synergies a market participant would achieve when obtaining control of the business.

Identified intangible assets

Identified finite-lived intangible assets consist of acquired patents, existing technology, customer relationships and trademarks and trade names resulting from business combinations, as well as acquired patents under asset purchase agreements. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 1 to 10 years. The Company makes judgments about the recoverability of intangible assets whenever events or changes in circumstances indicate that impairment may exist. If such facts and circumstances exist, the Company assesses the recoverability by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. If the useful life is shorter than originally estimated, the Company would accelerate the rate of amortization and amortize the remaining carrying value over the new shorter useful life.

For further discussion of goodwill and identified intangible assets, see “Note 11 – Goodwill and Identified Intangible Assets.”

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

Treasury Stock

The Company accounts for stock repurchases using the cost method. For reissuance of treasury stock, to the extent that the reissuance price is more than the cost, the excess is recorded as an increase to additional paid-in capital. If the reissuance price is less than the cost, the difference is recorded in additional paid-in capital to the extent there is a cumulative treasury stock paid-in capital balance. Once the cumulative balance is reduced to zero, any remaining difference resulting from the sale of treasury stock below cost is recorded as a reduction of retained earnings.

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

Research and Development

Research and development expense (“R&D expense”) consists primarily of employee-related costs, stock-based compensation expense, engineering consulting expenses associated with new IP development, as well as costs related to patent applications and examinations, reverse engineering, materials, supplies and an allocation of facilities costs. All R&D expense is expensed as incurred.

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

The Company uses the closing trading price of its common stock on the date of grant as the fair value of awards of restricted stock units (“RSUs”), and performance stock units (“PSUs”) that are based on company-designated performance targets. For performance stock awards that are based on market conditions, or market-based PSUs, fair value is estimated by using a Monte Carlo simulation on the date of grant. The Company estimates the grant-date fair value of stock options and stock to be issued under the employee stock purchase plan (“ESPP”) using the Black-Scholes pricing model. See “Note 15 – Stock-based Compensation Expense” for additional detail.

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

The provision for income taxes is comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. However, should there be a change in the Company’s ability to recover its deferred tax assets, the provision for income taxes would fluctuate in the period of such change. See “Note 16 – Income Taxes” for additional detail.

Advertising Costs

Advertising costs are expensed as incurred and are presented within selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expenses were $5.5 million for the year ended December 31, 2022, and were not material for the years ended December 31, 2021 and 2020.

Guarantees and Indemnification

The Company has certain financial and performance guarantees which have been issued in the normal course of business. The Company entered into the underlying arrangement with a third-party to facilitate commercial transactions. See "Note 17 - Commitments and Contingencies" for further information regarding the Company's guarantees.

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

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the nature of the loss contingency and the fact that an estimate cannot be made. If a loss is reasonably possible but not probable, the Company discloses the nature of the loss contingency and an estimate of the possible loss, range of loss or the fact that an estimate cannot be made. The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See “Note 17 – Commitments and Contingencies,” for further information regarding the Company’s pending litigation.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation. Depreciation expense is calculated using the straight-line method over the related assets’ estimated useful lives:

Equipment, furniture and other	1 to 5 years
Leasehold improvements	Lesser of related lease term or 5 years
Building and improvements	Up to 30 years

Expenditures that materially increase asset life are capitalized, while ordinary maintenance and repairs are expensed as incurred.

Foreign Currency Translation

The Company uses the U.S. dollar as its functional currency. Non-U.S. subsidiaries may designate a local currency as their functional currency. The translation of assets and liabilities into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using exchange rates in effect at the balance sheet date. The translation of revenues and expenses into U.S. dollars for subsidiaries with a functional currency other than the U.S. dollar is performed using the average exchange rate for the respective period. Gains or losses from cumulative translation adjustments, net of tax, are included as a component of accumulated other comprehensive income (loss) in the Consolidated Balance Sheets. The Company records net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency within other income and expense, net.

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

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides further clarification on the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 ("ASU 2022-06"), which deferred the application dates of Topic 848 to December 31, 2024.

The Company currently has debt agreements that reference LIBOR and will apply the amendments prospectively through December 31, 2024 as these contracts are modified to reference other rates. The Company does not anticipate the adoption will have a material impact to the Company's consolidated financial statements.

NOTE 4 – REVENUE

Revenue Recognition

General

Revenue is recognized when control of the intellectual property ("IP") rights is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the licensing of the Company's IP, which may include various combinations of IP rights and services which are generally capable of being distinct and accounted for as separate performance obligations. In situations where foreign withholding taxes are withheld by the Company’s licensee, revenue is recognized gross of withholding taxes that are remitted directly by the licensee to a local tax authority.

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are separately accounted for if they are distinct. In a contract with multiple performance obligations, the transaction price is allocated among the separate performance obligations on a relative standalone selling price basis. The determination of standalone selling price considers market conditions, the size and scope of the contract, customer and geographic information, and other factors. When observable prices are not available, standalone selling price for separate performance obligations is based on the adjusted market assessment approach to estimate the price that a customer in the relevant market would be willing to pay for licensing the Company’s IP rights. The allocation of transaction price among performance obligations in a contract may impact the amount and timing of revenue recognized in the Consolidated Statements of Operations during a given period.

When a contract with a customer includes variable consideration, an estimate of the consideration which the Company expects to be entitled to for transferring the promised IP rights or services is made at contract inception and in each subsequent reporting period until the uncertainty associated with the variable consideration is resolved. The amount of variable consideration is estimated by considering all available information (historical, current, and forecast) and is updated as additional information becomes available. The estimate of variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. Subsequent changes in the transaction price resulting from changes in the estimate of variable consideration are allocated to the performance obligations in the contract on the same basis as at contract inception.

When variable consideration is in the form of a sales-based or usage-based royalty in exchange for a license of IP, revenue is recognized at the later of when the subsequent sale or usage occurs or the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied.

Description of Revenue-Generating Activities

IP License Arrangements

The Company licenses (i) its media patent portfolios (“Media IP licensing”) to multichannel video programming distributors, over-the-top video service providers, consumer electronics manufacturers, social media, and other new media companies and (ii) its semiconductor technologies and associated patent portfolios (“Semiconductor IP licensing”) to memory, logic, sensors, radio frequency (“RF”) component, and foundry companies. The Company generally licenses its IP portfolios under three models: (i) fixed-fee Media IP licensing, (ii) fixed-fee or minimum guarantee Semiconductor IP licensing, and (iii) per-unit or per-subscriber Media IP or Semiconductor IP royalty licensing.

Fixed-fee Media IP licensing

The Company's long-term fixed-fee Media IP licensing contracts provide its customers with rights to future patented technologies over the term of the contract that are highly interdependent or highly interrelated to the patented technologies provided at the inception of the contract. The Company treats these rights as a single performance obligation with revenue recognized on a straight-line basis over the term of the fixed-fee license contract.

Fixed-fee or minimum guarantee Semiconductor IP licensing

The Company enters into Semiconductor IP licenses that have a fixed fee or a minimum guarantee, whereby licensees pay a fixed fee for the right to incorporate the Company’s IP technologies in the licensee’s products over the license term. In contracts with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. The Company generally recognizes the full fixed fee as revenue at the beginning of the license term when the customer has the right to use the IP and begins to benefit from the license, net of the effect of any significant financing components calculated using customer-specific, risk-adjusted lending rates, with the related interest income being recognized over time on an effective rate basis. For minimum guarantee contracts where the customer exceeds the minimum, the Company recognizes revenue relating to any additional per-unit fees in the periods it believes the customer has exceeded the minimum and adjusts the revenue based on actual usage once that is reported by the customer.

Per-unit or per-subscriber Media IP or Semiconductor IP royalty licensing

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

IP license contracts with multiple performance obligations

At times, the Company enters into long-term license contracts with more than one performance obligation, which may include releases from past patent infringement claims or one or more prospective licenses. In these arrangements, the Company allocates the transaction price between releases for past patent infringement claims and prospective licenses based on their relative standalone selling prices, which requires significant management judgment. In determining the standalone selling price of each performance obligation, the Company considers such factors as the number of past and projected future subscribers, units shipped, and units manufactured, as well as the per-subscriber or per-unit licensing rates the Company generally receives from licensees of comparable sizes in comparable markets and geographies. As a release from past patent infringement claims is generally satisfied at execution of the contract, the transaction price allocated to the release from past patent infringement claims is generally recognized in the period the contract is executed. Transaction price allocated to prospective Media IP licenses is recognized ratably over the license term, and transaction price allocated to prospective Semiconductor IP licenses is recognized upon execution of the contract.

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

Revenue Details

Contract Balances

Contracts Assets

Contract assets primarily consist of unbilled contracts receivable that are expected to be received from customers in future periods, where the revenue recognized to date exceeds the amount billed. The amount of unbilled contracts receivable may not exceed their net realizable value and are classified as long-term assets if the payments are expected to be received more than one year from the reporting date. Contract assets also include the incremental costs of obtaining a contract with a customer, principally sales commissions when the renewal commission is not commensurate with the initial commission.

Contract assets were recorded in the Consolidated Balance Sheets as follows (in thousands):

	December 31, 2022	December 31, 2021
Unbilled contracts receivable	$73,754	$26,715
Other current assets	512	426
Long-term unbilled contracts receivable	40,705	282
Other long-term assets	1,144	1,267
Total contract assets	$116,115	$28,690

Contract Liabilities

Contract liabilities are comprised of deferred revenue related to multi-period licensing arrangements for which the Company is paid in advance, while the underlying performance obligation is satisfied at a future date or over time.

Allowance for Credit Losses

The allowance for credit losses represents the Company’s best estimate of lifetime expected credit losses inherent in accounts receivable and unbilled contracts receivable. The Company’s long-term unbilled contracts receivable is derived from fixed-fee or minimum-guarantee Semiconductor IP and is primarily comprised of contracts with large, well-capitalized companies. It is generally considered to be of high credit quality due to past collection history and the nature of the customers.

The Company allowance for credit losses for the years ended December 31, 2022 and 2021 was $0.7 million and $0.9 million, respectively and it is presented as part of accounts receivable, net in the Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Years Ended December 31,
	2022		2021		2020
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,509		$4,476		$904
Performance obligations satisfied in previous periods (1)	$12,976	(2)	$33,885	(3)	$282,893	(4)

(1) Performance obligations satisfied in previous periods consist of settlements of litigation during the period for past royalties owed pursuant to expired or terminated IP license agreements.

(2) Includes past royalty revenue from the execution of long-term license agreements with a leading consumer electronics and OTT service provider and two social media companies. The long-term license agreements were effective as of the expiration of the prior agreements. The Company recorded revenue from both the settlement and the license agreements, referred to above, in the second and fourth quarter of 2022 and expects to record revenue from the prospective license in future periods.

(3) Includes past royalty revenue from the execution of multiple long-term license agreements. The Company recorded revenue from both the settlement and the license agreements during 2021 and continues to record revenue from the prospective license.

(4) Includes past royalty revenue from the execution of a license agreement with a pay-TV provider. On November 9, 2020, the Company entered into a patent license agreement, which was effective as of the expiration of the customer's prior agreement in 2016 and its term expires in 2031. In connection with the agreement, the Company recorded revenue from past royalties in the fourth quarter of 2020 and expects to record revenue from the prospective license into 2031.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements.

Amounts
Revenue from contracts with performance obligations expected to be satisfied in:
2023	$157,160
2024	146,095
2025	141,295
2026	42,481
2027	32,908
Thereafter	59,527
Total	$579,466

NOTE 5 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid income taxes	$7,252	$4,938
Prepaid insurance	2,103	2,057
Prepaid expenses	1,924	2,000
Other	645	1,495
	$11,924	$10,490

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2022	2021
Equipment, furniture and other	$14,148	$16,839
Leasehold improvements	5,057	5,724
	19,205	22,563
Less: Accumulated depreciation and amortization	(14,655)	(17,627)
	$4,550	$4,936

Other long-term assets consisted of the following (in thousands):

	December 31,
	2022	2021
Long-term deferred tax assets	$35,278	$1,910
Other assets	5,472	7,736
	$40,750	$9,646

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Employee compensation and benefits	$6,978	$7,266
Accrued expenses	12,745	10,188
Accrued income taxes	358	736
Current portion of guarantee	2,431	—
Current portion of operating lease liabilities	2,108	1,742
Other	1,715	1,820
	$26,335	$21,752

Refer to "Note 17 - Commitments and Contingencies" for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Long-term portion of guarantee	18,064	—
Other	1,979	3,792
	$20,043	$3,792

Refer to "Note 17 - Commitments and Contingencies" for further detail on the nature of the guarantee.

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

The following is a summary of marketable securities at December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$29,018	$3	$(6)	$—	$29,015
Total debt securities	29,018	3	(6)		29,015
Money market funds	4,107				4,107
Total equity securities	4,107	—	—	—	4,107
Total marketable securities	$33,125	$3	$(6)	$—	$33,122
Reported in:
Cash and cash equivalents					$33,122

	December 31, 2021
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$40,466	$—	$(53)	$—	$40,413
Commercial paper	49,609	—	(18)	—	49,591
Total debt securities	90,075	—	(71)	—	90,004
Money market funds	12,372	—	—	—	12,372
Total equity securities	12,372	—	—	—	12,372
Total marketable securities	$102,447	$—	$(71)	$—	$102,376
Reported in:
Cash and cash equivalents					$41,842
Available-for-sale debt securities					60,534
Total marketable securities					$102,376

At December 31, 2022 and 2021, the Company had $114.6 million and $141.0 million, respectively, in cash, cash equivalents and short-term investments. A significant portion of these amounts were held in marketable securities, as shown above. The remaining balance of $81.5 million and $38.6 million at December 31, 2022 and December 31, 2021, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the years ended December 31, 2022, 2021 and 2020. Unrealized losses on AFS debt securities were immaterial as of December 31, 2022 and December 31, 2021. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. In addition, the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the debt securities and it is more-likely-than-not that it will not be required to sell the investments before recovery of their amortized cost bases. The Company did not recognize a provision for credit loss expense related to its AFS debt securities for the years ended December 31, 2022 and 2021, respectively. No impairment charges were recorded on the AFS debt securities for the year ended December 31, 2022.

The following table summarizes the fair value and gross unrealized losses related to individual debt securities at December 31, 2022 and 2021, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

December 31, 2022	Less Than 12 Months		12 Months or More		Total		Fair Value
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Commercial paper	$29,015	$(6)	$—	$—	$29,015	$(6)	$29,015	$—

December 31, 2021	Less Than 12 Months		12 Months or More		Total		Fair Value
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Corporate bonds and notes	$29,807	$(45)	$10,382	$(8)	$40,189	$(53)	$-	$40,189
Commercial paper	48,091	(18)	—	—	48,091	(18)	29,470	18,621
Total	$77,898	$(63)	$10,382	$(8)	$88,280	$(71)	$29,470	$58,810

The estimated fair value of marketable debt securities by contractual maturity at December 31, 2022 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

Estimated Fair Value
Due in one year or less	$29,015

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2021 and December 31, 2022.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of December 31, 2022 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$4,107	$4,107	$—	$—
Commercial paper - debt securities (2)	29,015	—	29,015	—
Total Assets	$33,122	$4,107	$29,015	$—
(1)
Reported as cash and cash equivalents in the Consolidated Balance Sheet.
(2)
Reported as cash and cash equivalents as these were purchased with original maturities of three months or less at the date of purchase.

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Refinanced Term B Loans (1)	729,393	700,217	765,487	764,530
Total long-term debt, net	$729,393	$700,217	$765,487	$764,530
(1)
Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $19.9 million and $24.3 million as of December 31, 2022 and 2021, respectively. See “Note 12 – Debt” for additional information.

If reported at fair value in the Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

Non-Recurring Fair Value Measurements

For purchase accounting related fair value measurements, see "Note 10 - Business Combinations"

For impairment related fair value measurements, see "Note 11 - Goodwill And Identified Intangible Assets"

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

The Company leases office and research facilities, and office equipment under operating leases which expire through 2027. The Company’s leases have remaining lease terms of two to five years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next 5 years or less. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The components of operating lease costs were as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Fixed lease cost (1)	$2,177	$3,387	$3,962
Variable lease cost	598	1,002	$166
Total operating lease cost	$2,775	$4,389	$4,128

(1)
Includes short-term leases costs, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Years Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,227	$4,039	$3,357
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$1,153	$764	$—

	Years ended December 31,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	3.19	2.18
Weighted-average discount rate:
Operating leases	5.4%	2.0%

Future minimum lease payments and related lease liabilities as of December 31, 2022 were as follows (in thousands):

Operating Lease Payments (1)
2023	$2,429
2024	2,524
2025	1,975
2026	290
2027	299
Total lease payments	7,517
Less: imputed interest	(615)
Present value of lease liabilities:	$6,902

Less: current obligations under leases (accrued liabilities)	(2,108)
Noncurrent operating lease liabilities	$4,794
(1)
Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 9 – DISCONTINUED OPERATIONS

On October 1, 2022, the Company completed the Separation of its product business into a separate, independent, publicly-traded company, Xperi Inc. (the "Separation"). The Separation was achieved through the Company's distribution of 100 percent of the outstanding shares of Xperi Inc.'s common stock to holders of the Company's common stock as of the close of business on the record date of September 21, 2022 (the "Record Date"). Each Company stockholder of record received four shares of Xperi Inc. common stock for every ten shares of Company common stock that it held on the Record Date. Following the Separation, the Company retains no ownership in Xperi Inc.

The accounting requirements for reporting the Separation of Xperi Inc. as a discontinued operation were met when the Separation was completed. Accordingly, the historical financial results of Xperi Inc. have been presented as discontinued operations and, as such, have been excluded from continuing operations and results of operations from all periods presented. Prior to the Separation, the Company reported the results of operations of Xperi Inc. as part of its Product segment. During the fourth quarter of 2022, the Company changed its organizational structure, resulting in one reportable segment: IP Licensing. For additional information relating to the Company's segment and geographic information, refer to "Note 18 - Segment and Geographic Information".

The Company's presentation of discontinued operations excludes general corporate overhead costs, which were historically allocated to Xperi Inc., that do not meet the requirements to be presented in discontinued operations, although such costs are not reflective of the on-going operations of the Company. Such allocations included labor and non-labor costs related to the Company’s corporate support functions (e.g., administration, human resources, finance, accounting, tax, information technology, corporate development, legal, among others) that historically provided support to Xperi Inc. prior to the Separation. In addition, discontinued operations excludes the historical intercompany balances and transactions between the Company and Xperi Inc. that were eliminated in consolidation.

In connection with the Separation, the Company incurred separation costs of $42.3 million from January 1, 2020 to December 31, 2022. Separation costs primarily consist of third-party advisory, consulting, legal and professional service, IT and employee bonus costs directly related to the Separation, as well as other items that are incremental and one-time in nature. Out of these costs, $16.9 million, $6.9 million and $4.8 million were incurred during the nine months ended September 30, 2022 and the years ended December 31, 2021, and 2020 respectively, and are included in net loss from discontinued operations, net of tax. The remaining separation costs of $13.7 million were incurred after the Separation during the fourth quarter of 2022 and are reflected in continuing operations within operating expenses in the Company's Consolidated Statement of Operations.

The Company and Xperi Inc. entered into various agreements to effect the Separation and provide a framework for their on-going relationship, including a separation and distribution agreement, transition services agreement, employee matters agreement, tax matters agreement, cross business license agreement and data sharing agreement. The transition services agreement consists of services that Xperi Inc. and its subsidiaries will provide to the Company and its subsidiaries for a transitional period, as defined in the agreement. The services to be provided include back office functions and assistance with regard to administrative tasks relating to day-to-day activities as needed, including finance, accounting and tax activities, IT services, customer support, facilities services, human resources, and general corporate support, as well as pass-through services provided by certain vendors. The impact of these transition services on the Company's Consolidated Financial Statements for the year ended December 31, 2022 was not material.

Net Loss from Discontinued Operations

The financial results of Xperi Inc. through September 30, 2022 are presented as net loss from discontinued operations, net of tax, on the Consolidated Statements of Operations. The following table presents financial results of Xperi Inc. (in thousands):

	2022 (1)	2021	2020
Revenue	$366,730	$486,484	$376,101
Operating expenses:
Cost of revenue	85,689	125,627	77,788
Research and development	158,708	194,869	161,630
Selling, general and administrative	123,764	137,745	109,188
Depreciation expense	15,702	21,777	16,298
Amortization expense	46,166	105,311	98,209
Litigation expense	921	6,371	2,815
Goodwill impairment	354,000	—	—
Total operating expenses	784,950	591,700	465,928
Operating loss	(418,220)	(105,216)	(89,827)
Interest expense	(754)	—	—
Other income and expense, net	62	1,870	1,242
Loss before taxes	(418,912)	(103,346)	(88,585)
Provision for income taxes	18,066	23,550	7,425
Net loss from discontinued operations, net of tax	$(436,978)	$(126,896)	$(96,010)
Less: net loss attributable to noncontrolling interest	(2,706)	(3,456)	(2,966)
Net loss attributable to discontinued operations	$(434,272)	$(123,440)	$(93,044)

(1) Represents nine months of Xperi Inc.'s operations in 2022, as compared to a full year of Xperi Inc.'s operations in 2021 and 2020.

Assets and Liabilities of Discontinued Operations

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities of discontinued operations (in thousands):

2021
Assets
Current assets:
Cash and cash equivalents	$120,695
Accounts receivable, net of allowance for credit losses	79,494
Unbilled contracts receivable, net	50,962
Other current assets	25,969
Total current assets of discontinued operations	277,120
Long-term unbilled contracts receivable	3,825
Property and equipment, net	56,038
Operating lease right-of-use assets	61,858
Intangible assets, net	270,934
Goodwill	536,512
Other long-term assets	20,260
Total assets of discontinued operations	$1,226,547
Liabilities
Current liabilities:
Accounts payable	$7,362
Accrued legal fees	2,210
Accrued liabilities	81,764
Deferred revenue	28,161
Total current liabilities of discontinued operations	119,497
Deferred revenue, less current portion	23,663
Long-term deferred tax liabilities	12,771
Noncurrent operating lease liabilities	49,017
Other long-term liabilities	3,606
Total liabilities of discontinued operations	$208,554

The total net impact to stockholders' equity as a result of the Separation was a reduction of $748.9 million, which has been reflected as a reduction of $767.3 million, $5.1 million and $13.3 million to additional paid-in capital, accumulated other comprehensive income/(loss) and noncontrolling interest, respectively, in the Consolidated Statements of Equity as of December 31, 2022.

Transactions of Discontinued Operations

The following transactions have been included as part of discontinued operations for all the periods presented.

Business Combinations

The Company completed certain acquisitions that were accounted for as business combinations, using the acquisition method. The assets and liabilities and results of operations following the business combinations were attributed to the Company's former Product business; therefore, the assets and liabilities are presented in the Consolidated Balance Sheet for the year ended December 31, 2021 as assets and liabilities of discontinued operations. The results of operations are presented in the Consolidated Statements of Operations for all periods as net loss from discontinued operations, net of tax.

MobiTV

On May 31, 2021, the Company completed the acquisition of certain assets and assumption of certain liabilities of MobiTV, Inc. (“MobiTV”), a provider of application-based Pay-TV video delivery solutions (the "MobiTV Acquisition"). The net purchase price for the MobiTV Acquisition was $17.4 million.

Purchase Price Allocation

The MobiTV Acquisition was accounted for as a business combination, using the acquisition method. The following table presents the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date, with any excess of the purchase price over the estimated fair value of the identifiable net assets acquired recorded to goodwill, all of which is expected to be deductible for tax purposes. The following table sets forth the final purchase price allocation (in thousands):

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

The results of operations and cash flows relating to the business acquired pursuant to the MobiTV Acquisition were included in the Company’s Consolidated Financial Statements for periods subsequent to May 31, 2021, and the related assets and liabilities were recorded at their estimated fair values in the Company’s Consolidated Balance Sheet as of May 31, 2021. Certain assets and liabilities acquired in the business combination were attributed to the Company's IP Licensing segment.

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

	Years Ended December 31,
	2021	2020
Net loss attributable to discontinued operations	$(71,169)	$105,793

The unaudited supplemental pro forma information above includes the following pro forma adjustments: removal of certain elements of the historical MobiTV business that were not acquired, elimination of inter-company transactions between MobiTV and the Company, adjustments for transaction related costs and adjustments to reflect the impact of purchase accounting adjustments. The unaudited supplemental pro forma information above does not include any cost saving synergies from operating efficiencies.

Vewd Software Holdings Limited

On July 1, 2022, the Company completed the acquisition of Vewd Software Holdings Limited ("Vewd" and the acquisition, the "Vewd Acquisition"), a provider of over-the-top ("OTT") and hybrid TV solutions. The total consideration was approximately $102.9 million, consisting of approximately $52.9 million of cash and $50.0 million of debt.

Purchase Price Allocation

The Vewd Acquisition was accounted for as a business combination, using the acquisition method. The following table presents the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on the fair values at the acquisition date (in thousands):

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

The above purchase price allocation, including the purchase consideration, was based on valuations and assumptions, including potential changes to prepaid income taxes, current and non-current income taxes payable, deferred taxes, and other working capital adjustments.

Vewd Results of Operations

The results of operations and cash flows related to the Vewd Acquisition were included in the Company's Consolidated Financial Statements for periods subsequent to July 1, 2022, and the related assets and liabilities were recorded at their estimated fair values in the Company's Consolidated Balance Sheet as of July 1, 2022. For the year ended December 31, 2022, the acquired Vewd business contributed $2.5 million of revenue and $10.1 million of operating loss, respectively, to the Company's operating results.

Transaction Costs

In connection with the Vewd Acquisition, the Company incurred one-time expenses such as transaction related costs and severance and retention costs. For year ended December 31, 2022, transaction related costs including transaction bonuses, legal and consultant fees were $6.1 million and severance and retention costs were $2.1 million.

Supplemental Pro forma Information

The following unaudited pro forma financial information assumes the Vewd Acquisition was completed as of January 1, 2021. The unaudited pro forma financial information as presented below is for information purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the Vewd Acquisition had taken place on January 1, 2021, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if the acquired operations of Vewd had been included in the Company's Consolidated Statements of Operations as of January 1, 2021 (unaudited, in thousands):

	Nine Months Ended September 30,
	2022	2021
Net loss attributable to discontinued operations	$(377,614)	$(62,976)

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

Goodwill and Identified Intangible Assets

During the three-months ended September 30, 2022, indicators of potential impairment for the Company's former Product reporting unit were identified such that management concluded it was more-likely-than-not that goodwill was impaired and a quantitative interim goodwill impairment assessment should be performed as of September 30, 2022. Indicators of potential impairment included a sustained decline in the Company’s stock price during the second half of the third quarter of 2022, reflective of rising interest rates and continued decline in macroeconomic conditions. The Company proceeded to perform a fair value analysis of the Company's former Product reporting unit using the market capitalization approach. Under this approach, management estimated the fair value of the Company's former Product reporting unit as of September 30, 2022 using quoted market prices of the common stock of Xperi Inc., which as of October 1, 2022 comprised the former Product segment of the Company, over its first ten trading days following the Separation, and a control premium representing the synergies a market participant would achieve upon obtaining control of Xperi Inc. As a result of the fair value analysis, the Company recognized a goodwill impairment charge of $354.0 million in the third quarter of 2022, which was allocated to the Company's former Product segment and it is included as part of net loss from discontinued operations, net of tax. The Company also assessed the recoverability of indefinite-lived intangible assets related to the Company's former Product reporting unit and concluded that no impairment existed as of September 30, 2022, as its estimated fair values exceeded their carrying amounts. No impairment indicators were identified with respect to other long-lived assets.

Net Cash Flows of Discontinued Operations

In connection with the Separation, the Company distributed $182.9 million of cash which is presented as part of financing activities in the Consolidated Statement of Cash Flows. The following table presents selected financial information related to cash flows from discontinued operations:

	2022 (1)	2021	2020
Net cash from operating activities	$2,308	$24,395	$29,207
Net cash from investing activities	$(61,097)	$(21,479)	$26,527

(1) Represents nine months of Xperi Inc.'s operations in 2022, as compared to a full year of Xperi Inc.'s operations in 2021 and 2020.
NOTE 10 - BUSINESS COMBINATIONS

TiVo

On December 18, 2019, Xperi Corporation (“Xperi”) entered into an Agreement and Plan of Merger and Reorganization with TiVo Corporation (“TiVo”) to combine in an all-stock merger of equals transaction (the “Mergers”). Immediately following the consummation of the Mergers on June 1, 2020 (the “Merger Date”), Xperi Holding Corporation, under the name “XRAY TWOLF HoldCo Corporation,” became the parent company of both Xperi and TiVo. The common stock of Xperi and TiVo were de-registered after completion of the Mergers. On June 2, 2020, Xperi Holding Corporation’s common stock, par value $0.001 per share, commenced trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “XPER.” Effective at the open of business on October 3, 2022, the Company's shares of common stock, par value $0.001 per share, began trading on the Nasdaq Global Select Market under the new ticker symbol "ADEA".

The Mergers created a leading IP licensing company. The Company’s IP business includes one of the industry’s largest and most successful IP portfolios licensed to a diverse base of customers. Certain assets and liabilities acquired in this business combination were attributed to the Company's former Product business segment.

Purchase Price Allocation

Based on an evaluation of the provisions of ASC 805, “Business Combinations,” the Company was determined to be the accounting acquirer in the Mergers. The Company applied the acquisition method of accounting that requires, among other things, that identifiable assets acquired and liabilities assumed generally be recognized on the balance sheet at fair value as of the acquisition date. In determining the fair value, the Company utilized various forms of the income, cost and market approaches depending on the asset or liability being fair valued. The estimation of fair value required significant judgment related to future net cash flows (including revenue, operating expenses, and working capital), discount rates reflecting the risk inherent in each cash flow stream, competitive trends, market comparables, and other factors. Inputs were generally determined by taking into account historical data (supplemented by current and anticipated market conditions) and growth rates.

The following table sets forth the purchase price allocation reflective of measurement period adjustments (in thousands):

	Estimated Useful Life (years)		Fair Value
Cash and cash equivalents			$117,424
Accounts receivable			105,778
Unbilled contracts receivable			69,058
Other current assets			21,923
Long-term unbilled contracts receivable			129
Property and equipment			41,307
Operating lease right-of-use assets			71,444
Identifiable intangible assets:
Patents	10	457,400
Customer contracts and related relationships	4-9	358,200
Developed technology	5	34,800
Content database	9	6,200
Trademarks and tradenames	N/A	21,400
Total identifiable intangible assets			878,000
Goodwill			461,245
Other long-term assets			43,559
Accounts payable			(13,258)
Accrued legal fees			(5,619)
Accrued liabilities			(79,601)
Current portion of deferred revenue			(29,291)
Current portion of long-term debt			(734,609)
Deferred revenue, less current portion			(24,319)
Long-term deferred tax liabilities			(27,528)
Long-term debt			(48)
Noncurrent operating lease liabilities			(59,291)
Other long-term liabilities			(7,969)
Total purchase price			$828,334

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

TiVo Results of Operations

TiVo’s results of operations and cash flows were included in the Company’s consolidated financial statements for periods subsequent to June 1, 2020, and TiVo’s assets and liabilities were recorded at their estimated fair values in the Company’s Consolidated Balance Sheets as of June 1, 2020. For the year ended December 31, 2020, TiVo contributed $593.6 million of revenue and $263.8 million of operating income, respectively, to the operating results of the Company.

Supplemental Pro Forma Information

The following unaudited pro forma financial information assumes the companies were combined as of January 1, 2019. The unaudited pro forma financial information as presented below is for informational purposes only and it was based on estimates and assumptions that were made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the Mergers had taken place on January 1, 2019, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if TiVo had been included in the Company's Consolidated Statements of Operations as of January 1, 2019 (unaudited, in thousands):

Year Ended December 31,
2020
Revenue	$1,142,603
Net income (loss) attributable to the Company	$9,775

The unaudited supplemental pro forma information above includes the estimated impact of purchase accounting and other material, nonrecurring adjustments directly attributable to the Mergers such as: estimated decrease to earnings due to revenue adjustments resulting from purchase accounting, estimated impact to earnings to adjust for transaction and other related costs including facilities impairment charges, estimated impact to earnings to adjust for severance and retention costs including related stock-based compensation expense, estimated impact to earnings to reflect pay-off of historical debt and issuance of new debt financing and estimated decrease to earnings due to pro forma adjustments for income taxes. The unaudited supplemental pro forma information above does not include any cost saving synergies from operating efficiencies.

NOTE 11 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The changes to the carrying value of goodwill from January 1, 2021 through December 31, 2022 are reflected below (in thousands):

Amounts
Balance at December 31, 2020 and 2021	$314,576
Goodwill adjustment related to Mergers in prior periods	(916)
Balance at December 31, 2022	$313,660

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

As part of its annual goodwill impairment test, the Company elected to proceed with a qualitative goodwill impairment test and no indicators of potential impairment were identified. Additionally, based on the qualitative evaluation, which included consideration of the carrying value of the IP Licensing reporting unit and market capitalization of the Company, no goodwill impairment triggers were identified as of December 31, 2022. No impairment charges were recognized for the years ended December 31, 2021 and 2020.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

		December 31, 2022			December 31, 2021
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-10	$645,928	$(270,275)	$375,653	$667,613	$(219,292)	$448,321
Existing technology / content database	5-10	38,681	(36,614)	2,067	38,681	(33,514)	5,167
Customer contracts and related relationships	3-9	155,900	(101,252)	54,648	155,900	(62,677)	93,223
Trademarks/trade name	4-10	1,300	(1,192)	108	1,300	(1,029)	271
Total intangible assets		$841,809	$(409,333)	$432,476	$863,494	$(316,512)	$546,982

As of December 31, 2022, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2023	$93,540
2024	68,809
2025	52,731
2026	52,597
2027	52,246
Thereafter	112,553
$432,476

NOTE 12 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	December 31,
	2022	2021
Refinanced Term B Loans	$749,250	$789,750
Unamortized debt discount and issuance costs	(19,857)	(24,263)
	729,393	765,487
Less: current portion, net of debt discount and issuance costs	(109,813)	(36,095)
Total long-term debt, net of current portion	$619,580	$729,392

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

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Separation did not require the Company to obtain any waivers under the 2020 Credit Agreement, and the Company completed the Separation in compliance with all of the covenants contained in the 2020 Credit Agreement. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order access an annual basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements as of December 31, 2022. The 2020 Credit Agreement, as amended, also requires the Company to make additional cash payments on an annual basis beginning in April 2023 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The additional cash payments are applied to the remaining principal balance due at final maturity. Accordingly, as of December 31, 2022, the Company reclassified $73.5 million to current portion of long-term debt for the payment to be made under the excess cash flow provisions.

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

Interest Expense and Expected Principal Payments

At December 31, 2022, $729.4 million in total debt was outstanding. There were also $19.9 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Refinanced Term B Loans as of December 31, 2022, including the amortization of debt discount and issuance costs, was 7.6% and interest is payable monthly. Interest expense was $45.3 million, $39.0 million and $37.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $4.4 million, $6.4 million and $6.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

As of December 31, 2022, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2023	$40,500
2024	40,500
2025	40,500
2026	40,500
2027	40,500
Thereafter	546,750
Total	$749,250

NOTE 13 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2022	2021	2020
Denominator:
Weighted average common shares outstanding	104,336	104,735	82,840
Total common shares-basic	104,336	104,735	82,840
Effect of dilutive securities:
Options	—	17	1
Restricted stock awards	3,244	2,513	1,015
Total common shares-diluted	107,580	107,265	83,856

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock awards that are subject to repurchase. Diluted net income (loss) per share is computed using the treasury stock method to calculate the weighted average number of shares of common stock and, if dilutive, potential common shares outstanding during the period. Potentially dilutive common shares include unvested restricted stock awards and incremental common shares issuable upon the exercise of stock options, less shares repurchased from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period.

For the years ended December 31, 2022, 2021 and 2020, 1.8 million, 2.8 million and 2.1 million shares, respectively, subject to stock options and restricted stock awards were excluded from the computation of diluted net income per share as they were anti-dilutive.

NOTE 14 – STOCKHOLDERS’ EQUITY

Equity Incentive Plans

The 2020 EIP

On June 1, 2020, the Company adopted the 2020 Equity Incentive Plan (the “2020 EIP”). Under the 2020 EIP, the Company may grant equity-based awards to employees, non-employee directors, and consultants for services rendered to the Company (or any parent or subsidiary) in the form of stock options, stock awards, restricted stock awards, restricted stock units, stock appreciation rights, dividend equivalents and performance awards (or any combination thereof). A total of 16.8 million shares have been reserved for issuance under the 2020 EIP provided that each share issued pursuant to “full value” awards (i.e., stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) are counted against shares available for issuance under the 2020 EIP on a 1.5 to 1 ratio. At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company's shareholders approved an amendment to the 2020 EIP and increased by 8.8 million the number of shares reserved for issuance.

The 2020 EIP provides for option grants designed as either incentive stock options or nonstatutory options. Options generally are granted with an exercise price not less than the value of the common stock on the grant date and have a term of ten years from the date of grant and vest over a four-year period. The vesting criteria for restricted stock awards and restricted stock units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period, which is generally four years for time-based awards.

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

As of December 31, 2022, there were 5.4 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	605	$26.68
Options granted	—	$—
Options assumed	175	$50.96
Options exercised	(7)	$13.47
Options canceled / forfeited / expired	(136)	$44.59
Balance at December 31, 2020	637	$29.59
Options granted	—	$—
Options exercised	(39)	$20.03
Options canceled / forfeited / expired	(151)	$44.99
Balance at December 31, 2021	447	$25.22
Options granted	—	$—
Options exercised	(10)	$13.96
Options canceled / forfeited / expired	(73)	$37.24
Balance at December 31, 2022	364		1.88	6.59
Vested and expected to vest at December 31, 2022	364		1.88	6.59
Exercisable at December 31, 2022	364		1.88	6.59

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2022:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$8.99 - $28.79	364	1.88	$13.06	364	$13.06

Restricted Stock Awards

Information with respect to outstanding restricted stock awards (including both time-based vesting and performance-based vesting) as of December 31, 2022 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2019	2,371	554	2,925	$25.99
Awards granted	3,331	994	4,325	$14.64
Awards assumed	2,185	253	2,438	$13.99
Awards converted	11	(11)	—	$22.45
Awards vested / earned	(1,676)	(487)	(2,163)	$21.12
Awards canceled / forfeited	(560)	(242)	(802)	$19.96
Balance at December 31, 2020	5,662	1,061	6,723	$16.63
Awards granted	3,959	650	4,609	$22.77
Awards vested / earned	(1,916)	(87)	(2,003)	$17.79
Awards canceled / forfeited	(890)	(99)	(989)	$17.75
Balance at December 31, 2021	6,815	1,525	8,340	$19.61
Awards granted	5,417	514	5,931	$12.56
Awards vested / earned	(2,281)	(340)	(2,621)	$18.59
Awards canceled / forfeited	(903)	(174)	(1,077)	$18.29
Balance at December 31, 2022	9,048	1,525	10,573	$10.48

Performance Awards

Performance awards may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such performance awards are generally linked to one or more performance goals or certain market conditions determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and may range from zero to 200 percent of the grant. For performance awards subject to a market vesting condition (“market-based PSUs”), the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition.

Employee Stock Purchase Plans

On June 1, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). The 2020 ESPP is implemented through consecutive overlapping 24-month offering periods, each of which is comprised of four six-month purchase periods. The first offering period commenced on September 1, 2020 and ended on August 31, 2022. Due to the Separation, the next offering period under the 2020 ESPP plan commenced on December 1, 2022 and will end on November 30, 2024. Each subsequent offering period under the 2020 ESPP will be twenty-four (24) months long and will commence on each December 1 with four six-month purchase periods. Participants may contribute up to 100% of their base earnings and commissions through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

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

At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company's shareholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance. As of December 31, 2022, there were 5.5 million shares reserved for grant under the Company’s 2020 ESPP.

Modification of Equity Awards

In connection with the Separation and under the provisions of the existing plans described above, the Company's outstanding stock options and equity awards were converted to units denominated in the equity of the Company, Xperi Inc., or both. The number of units and exercise prices of outstanding stock options and equity awards were converted based on the conversion ratios established in the Employee Matters Agreement that the Company entered into in connection with the Separation. The intent of the conversion ratios was to preserve the value of the awards immediately before and after the Separation. Upon the Separation, employees holding stock options and equity awards denominated in the Company's pre-Separation stock received a number of otherwise-similar stock options and awards in post-Separation Company's stock and/or Xperi Inc.'s stock based on the conversion ratios outlined for each group of employees. For purposes of the vesting of these equity awards, continued employment or service with the Company or with Xperi Inc. is treated as continued employment for purposes of both the Company's and Xperi Inc.'s equity awards and the vesting terms of each converted grant remained unchanged. There were no changes to the plan terms described above with the exception that the price on the grant date, or October 1, 2022 was adjusted to exclude the value of Xperi Inc. based on the conversion ratios applied to other equity awards. Refer to "Note 15 - Stock Based Compensation Expense", for further discussion on the impact of this modification to the Company's Consolidated Statements of Operations.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors. For the years ended December 31, 2022, 2021 and 2020, dividends declared in the aggregate for each year were $0.20, $0.20 and $0.50, respectively per common share.

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

As of December 31, 2022, the Company has repurchased a total of approximately 10.0 million shares of common stock, since inception of the plan, at an average price of $17.24 per share for a total cost of $172.2 million. As of December 31, 2021, the Company had repurchased a total of approximately 9.0 million shares of common stock, since inception of the plan, at an average price of $17.29 per share for a total cost of $155.0 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2022, the total remaining amount available for repurchase under this plan was $77.8 million. The Company may execute authorized repurchases from time to time under the plan.

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

The Company issues restricted stock awards as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the condensed consolidated financial statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company's authorized share repurchase plan. As of December 31, 2022, 2021 and 2020, the Company withheld 1.0 million, 0.8 million and 0.7 million shares of common stock to satisfy $15.9 million, $15.9 million and $10.5 million of required withholding taxes, respectively.

NOTE 15 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation ("SBC") expense for continuing operations for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Research and development	$1,644	$1,895	$2,189
Selling, general and administrative	21,201	23,733	17,954
Total stock-based compensation expense	$22,845	$25,628	$20,143

In connection with termination of employment with a former executive on March 1, 2022, the Company entered into a Separation Agreement and Release with the executive, dated February 18, 2022 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company approved, among other severance benefits, accelerated vesting of 372,244 of outstanding performance and time-based restricted stock awards. As a result of this modification, the Company recorded incremental SBC expense of approximately $2.2 million during the first quarter of 2022.

As a result of the Separation and the conversion of the outstanding stock options and equity awards described in "Note 14 - Stockholders' Equity", the Company compared the fair value of the outstanding stock options immediately before and after the Separation and a total incremental cost of $0.4 million was recognized as part of stock-based compensation expense.

The total fair value of restricted stock awards vested during the years ended December 31, 2022, 2021 and 2020 was $48.7 million, $35.6 million and $45.7 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $0.02 million, $0.1 million and $0.1 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2022, there was no unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options, and there was $25.5 million related to restricted stock awards, including performance-based awards, to be recognized over an estimated weighted average period of 2.5 years.

The Company uses the Black-Scholes option pricing model to determine the estimated fair value of options and ESPP shares. The fair value of each option grant is determined on the date of grant and the expense is recorded on a straight-line basis over the offering period of two years. The assumptions used in the model include expected life, volatility, risk-free interest rate, and dividend yield. The Company’s determinations of these assumptions are outlined below.

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

Dividend yield – Expected dividend yield is calculated based on cash dividends declared by the Board for the previous four quarters and dividing that result by the average closing price of the Company’s common stock for the quarter. Cash dividends are not paid on options, restricted stock awards or unvested restricted stock awards.

In addition, the Company estimates forfeiture rates. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

There were no stock options granted during the years ended December 31, 2022, 2021 and 2020.

The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2022	2021	2020
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	1.3 - 4.3%	0.1 - 0.2%	0.1 - 1.4%
Dividend yield	1.1 - 2.3%	0.9 - 1.2%	1.4 - 4.0%
Expected volatility	48.5 - 69.0%	52.0 - 52.0%	45.8 - 57.5%

For the years ended December 31, 2022, 2021 and 2020, an aggregate of 1,301,000, 1,238,000 and 355,000 common shares, respectively, were purchased pursuant to the ESPP.

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. The following assumptions were used to value the performance stock awards subject to market conditions granted in the years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022	2021	2020
Expected life (in years)	3.0	3.0	3.0
Risk-free interest rate	2.8%	0.3%	0.2%
Dividend yield	1.2%	1.0%	1.4%
Expected volatility	37.5% - 40.9%	47.9%	51.3%

NOTE 16 – INCOME TAXES

The components of total income (loss) before taxes from continuing operations are as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
U.S.	$110,796	$71,485	$222,930
Foreign	(1,024)	1,326	1,564
Income before taxes from continuing operations	$109,772	$72,811	$224,494

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
U.S. federal	$(5,156)	$(5,578)	$(20,157)
Foreign	9,937	14,045	24,107
State and local	8,636	4,201	8,083
Total current	13,417	12,668	12,033
Deferred:
U.S. federal	(36,363)	(576)	(25,322)
Foreign	4,730	(4,935)	—
State and local	(10,404)	(2,329)	(2,023)
Total deferred	(42,037)	(7,840)	(27,345)
Provision for (benefit from) income taxes	$(28,620)	$4,828	$(15,312)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets
Net operating losses	$63,702	$74,463
Research tax credits	78,340	80,468
Foreign tax credits	29,077	69,637
Expenses not currently deductible	18,823	14,434
Fixed and intangible assets	—	207
Deferred revenue	8,428	6,385
Capitalized research expenses	38,806	34,963
Lease liability	1,598	1,715
Gross deferred tax assets	238,774	282,272
Valuation allowance	(120,508)	(178,731)
Net deferred tax assets	118,266	103,541
Deferred tax liabilities
Revenue recognition	(4,288)	(1,445)
Operating leases	(1,388)	(1,508)
Acquired intangible assets	(74,075)	(101,679)
Other	(3,237)	(4,076)
Net deferred tax liabilities	$35,278	$(5,167)

At December 31, 2022 and 2021, the Company had a valuation allowance of $120.5 million and $178.7 million, respectively, related to federal, state, and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. The $58.2 million decrease from the prior year is primarily comprised of federal and state valuation allowance releases.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of the Company’s net deferred tax assets, the Company determined that the positive evidence outweighed the negative evidence primarily due to cumulative income from its IP Licensing business on a continuing operations basis and the expectation of sustained profitability in future periods and concluded that it was more-likely-than-not that it would realize its federal and certain state deferred tax assets. As a result, during the fourth quarter of 2022, the Company released the valuation allowance on all the federal deferred tax assets and state deferred tax assets, except for California and certain other states where tax attributes can only be utilized against the income of specific legal entities. The release of the valuation allowance resulted in $86.1 million of tax benefit. The Company will maintain a full valuation allowance on its foreign deferred tax asset as the expectation of future taxable income is uncertain.

As of December 31, 2022, the Company had federal net operating loss carryforwards of approximately $2.9 million and state net operating loss carryforwards of approximately $842.0 million. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2023 and will continue to expire through 2041. The Company has research tax credit carryforwards of approximately $78.4 million for federal purposes. The federal research tax credit will start to expire in 2023 and will continue to expire through 2041. The Company also has research tax credit carryforwards of approximately $76.1 million for state purposes, which do not expire. The Company has $94.2 million of foreign tax credit carryforwards which will begin to expire in 2023 and will continue to expire through 2031. Under the provisions of the Internal Revenue Code, substantial ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually in the future to offset taxable income.

A reconciliation of the statutory U.S. federal income tax rate to the Company’s effective tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
U.S. federal statutory rate	$23,052	$15,291	$47,144
State, net of federal benefit	(2,712)	(617)	2,094
Stock-based compensation expense	235	(129)	1,222
Executive compensation limitation	1,236	2,430	235
Research tax credit	(2,705)	353	694
Foreign withholding tax	5,969	1,575	1,250
Transaction costs	1,308	145	1,996
Foreign tax rate differential	4,960	(3,249)	(288)
Foreign tax credit	10,525	10,714	(2,603)
Change in valuation allowance	(78,699)	(33,526)	(63,346)
U.S. tax reform	541	192	89
Unrecognized tax benefits	(3,318)	4,548	6,424
Change in estimates	(3,478)	(85)	(1,217)
Foreign exchange and interest	4,516	6,956	(7,438)
Divestitures	15,396	—	—
Foreign derived intangible income	(4,697)	—	—
Others	(749)	230	(1,568)
Total	$(28,620)	$4,828	$(15,312)

At December 31, 2022, the Company asserts that it will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used domestically to fund operations, settle a portion of the outstanding debt obligation, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was insignificant. Substantially all of these earnings will not be taxable upon repatriation to the United States since under the Tax Cuts and Jobs Act they will be treated as previously taxed income from the one-time transition tax, Global Intangible Low-Taxed Income or dividends-received deduction.

During the fourth quarter of 2019, the Company filed a refund claim for foreign taxes previously withheld from licensees in South Korea based on court rulings in South Korea and other business factors. These previously withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of the filed and planned refund claims, the Company recorded a total of $113.7 million and $118.1 million as a noncurrent income tax receivable at December 31, 2022 and 2021, respectively, $63.6 million and $63.1 million as a noncurrent income tax payable at December 31, 2022 and 2021, respectively, and $42.2 million and $39.9 million as a reduction in deferred tax assets at December 31, 2022 and 2021, respectively. Although the refund claim is subject to judicial review, the Company anticipates it will receive refunds in the amount recorded in the receivable.

As of December 31, 2022, unrecognized tax benefits were $229.5 million, of which $194.3 million would affect the effective tax rate if recognized. As of December 31, 2021, unrecognized tax benefits were $230.1 million, of which $97.3 million would affect the effective tax rate if recognized. The Company believes that its unrecognized tax benefits as of December 31, 2022 will decrease by approximately $8.5 million within the next twelve months due to expiring statutes of limitation.

The reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Total unrecognized tax benefits at January 1	$230,076	$225,279	$100,037
Increases due to the Mergers	—	—	102,582
Increases for tax positions related to the current year	3,872	6,876	21,199
Increases for tax positions related to prior years	229	5,195	3,245
Decreases for tax positions related to prior years	(4,685)	(7,274)	(1,784)
Total unrecognized tax benefits at December 31	$229,492	$230,076	$225,279

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the year ended December 31, 2022, the Company did not recognize any significant interest or penalties. For the years ended December 31, 2021, the Company recognized $0.2 million of interest and penalties, and for the year ended 2020, an insignificant amount of interest and penalties related to unrecognized tax benefits. Accrued interest and penalties were $2.8 million and $2.8 million as of December 31, 2022 and 2021, respectively.

At December 31, 2022, the Company’s 2018 through 2022 tax years are generally open and subject to potential examination in one or more jurisdictions. In the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. Earlier tax years for the Company and its subsidiaries are also open in certain jurisdictions and are currently subject to examination. The Company has no significant income tax audits at this time.
NOTE 17 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. Total future unconditional purchase obligations as of December 31, 2022 are estimated to be $0.7 million, including $0.4 million due in 2023 and $0.3 million due in 2024.

Guarantee

Prior to the Separation, Adeia Media LLC, a subsidiary of the Company (“Adeia Media”), and a subsidiary of Xperi Inc (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which Adeia Media guarantees the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, Adeia Media and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022 under which Adeia Media agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, the Company recognized a guarantee liability pursuant to ASC 460 “Guarantees” of $19.7 million which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the fair value of guarantee are recognized as part of the Company’s results of operations. As of December 31, 2022, the balance of the guarantee liability was $20.5 million, including a current portion of $2.4 million. The maximum potential amount of future payments subject to the guarantee is approximately $7.5 million per annum between 2023 and 2031.

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

Litigation related

On June 23, 2017, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) and Adeia Media Solutions Inc. (formerly known as TiVo Solutions Inc.) (together, “Adeia Media”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”).

On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy illico platform. Specifically, the Court found invalid each of the asserted claims related to the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, the Company accrued and paid $2.5 million for expense reimbursement during the year ended December 31, 2022. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On January 30, 2023, Adeia Media filed its opening memorandum of fact and law. Videotron's memorandum of fact and law is due April 17, 2023.

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, "Bell") in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, "Telus") in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its confidential decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, the Company accrued $2.6 million for expense reimbursement in the third quarter of 2022. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada.

The Company is unable to predict the final outcome of other lawsuits, including other patent infringement lawsuits in Canada, to which it is a party and therefore cannot determine the likelihood of loss nor estimate a range of possible losses. An adverse decision in any of these proceedings could significantly harm the Company's business and consolidated financial position, results of operations or cash flows.

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

NOTE 18 – SEGMENT AND GEOGRAPHIC INFORMATION

As a result of the Separation, the Company changed its operational structure in the fourth quarter of 2022, resulting in one reportable segment: Intellectual Property ("IP") Licensing. Reportable segments are identified based on the Company's organizational structure and information reviewed by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The Company’s Chief Executive Officer is also the CODM as defined by the authoritative guidance on segment reporting.

A portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Years Ended December 31,
	2022		2021		2020
U.S.	$366,527	84%	$299,253	76%	$365,819	71%
Japan	13,830	3%	18,025	5%	6,106	1%
South Korea	20,539	5%	28,082	7%	124,867	24%
Europe and Middle East	6,058	1%	8,201	2%	2,348	1%
Other	31,979	7%	37,651	10%	16,779	3%
	$438,933	100%	$391,212	100%	$515,919	100%

For the years ended December 31, 2022, 2021 and 2020, three, two and two customers, respectively, each accounted for 10% or more of total revenue. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2022	2021	2020
Customer A	16%	18%	*
Customer B	13%	*	*
Customer C	11%	14%	46%
Customer D	*	*	14%

* denotes less than 10% of total revenue.

At December 31, 2022, the Company had two customers representing 36% and 29% of aggregate accounts receivable, respectively. At December 31, 2021, the Company had three customers representing 28%, 20% and 10% of aggregate accounts receivable, respectively.

As of December 31, 2022 and 2021, property and equipment, net, was all located in the U.S.

NOTE 19 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all eligible U.S. employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2022, 2021 and 2020, the Company contributed approximately $1.3 million, $1.0 million and $1.1 million, respectively, to the 401(k) plan.

NOTE 20 – SUBSEQUENT EVENTS

Declaration of a Cash Dividend

On February 9, 2023, the Board declared a cash dividend of $0.05 per share of common stock, payable on March 29, 2023, for the stockholders of record at the close of business on March 15, 2023.

NOTE 21 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following table sets forth the Company's unaudited quarterly Consolidated Statements of Operations for each of the quarters indicated and has been retrospectively adjusted to reflect Xperi Inc.'s historical financial results as discontinued operations. The information for each quarter has been derived from the Company's unaudited condensed consolidated financial statements and has been prepared on a basis consistent with these audited consolidated financial statements, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. The following quarterly financial data should be read in conjunction with our consolidated financial statements (in thousands, except per share amounts):

	Three Months Ended
	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Revenue	$103,290	$89,296	$107,815	$138,532	$89,705	$101,647	$101,846	$98,014
Total operating expenses	70,047	73,654	73,094	69,078	72,738	64,160	70,385	64,901
Operating income from continuing operations	33,243	15,642	34,721	69,454	16,967	37,487	31,461	33,113
Income from continuing operations before income taxes	18,640	4,058	25,712	61,362	7,354	29,249	13,564	22,644
Provision for (benefit from) income taxes	(55,090)	10,401	10,552	5,517	(11,314)	8,676	(387)	7,853
Net income from continuing operations	73,730	(6,343)	15,160	55,845	18,668	20,573	13,951	14,791
Net loss attributable to discontinued operations, net of tax	—	(382,585)	(20,785)	(30,902)	(33,227)	(65,640)	(15,069)	(9,504)
Net income (loss) attributable to the Company	$73,730	$(388,928)	$(5,625)	$24,943	$(14,559)	$(45,067)	$(1,118)	$5,287
Income (loss) per share:
Basic
Continuing operations	$0.70	$(0.06)	$0.15	$0.54	$0.18	$0.20	$0.13	$0.14
Discontinued operations	—	(3.66)	(0.20)	(0.30)	(0.32)	(0.63)	(0.14)	(0.09)
Net income (loss)	$0.70	$(3.72)	$(0.05)	$0.24	$(0.14)	$(0.43)	$(0.01)	$0.05
Diluted
Continuing operations	$0.65	$(0.06)	$0.14	$0.53	$0.18	$0.19	$0.13	$0.14
Discontinued operations	—	(3.61)	(0.20)	(0.29)	(0.31)	(0.61)	(0.14)	(0.09)
Net income (loss)	$0.65	$(3.67)	$(0.06)	$0.24	$(0.13)	$(0.42)	$(0.01)	$0.05
Weighted average number of shares-basic	105,135	104,510	104,001	103,679	104,249	104,849	104,906	104,940
Weighted average number of shares-diluted	113,392	105,850	105,160	105,332	105,915	106,910	107,267	107,776

Schedule II. Valuation and Qualifying Accounts for the Years Ended December 31, 2022, 2021 and 2020

(in thousands):

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2020	$37,243	$(63,346)	$257,397	$231,294
2021	$231,294	$(52,563)	$—	$178,731
2022	$178,731	$(58,223)	$—	$120,508
Accounts receivable and unbilled contract receivables
Allowance for credit losses
2020	$2,056	$975	$—	$3,031
2021	$3,031	$(1,923)	$—	$1,108
2022	$1,108	$(395)	$—	$713

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1*

Separation and Distribution Agreement by and between the Registrant and Xperi Inc., dated as of October 1, 2022 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2022, and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020, and incorporated herein by reference), as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2022, and incorporated herein by reference)

3.2	Composite Amended and Restated Certificate of Incorporation of the Registrant
3.3	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022, and incorporated herein by reference)
4.1	Description of the Registrant's capital stock registered under section 12 of the Securities Exchange Act of 1934.
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
10.3

Supplement to Commitment Letter and Fee Letter, dated January 3, 2020, by and among the Registrant, TiVo Corporation, Bank of America, N.A., Royal Bank of Canada, and Barclays Bank PLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2020, and incorporated herein by reference)

10.4

Credit Agreement, dated as of June 1, 2020, among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.5

Guaranty, dated as of June 1, 2020, among Xperi, TiVo, the other subsidiary guarantors party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.6

Security Agreement, dated as of June 1, 2020, among the Registrant, the other pledgors party thereto and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.7+

Amendment No. 1 to Credit Agreement, dated as of June 8, 2021, among the Registrant, the subsidiaries of the Registrant party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto ((incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2021 (File No. 001-39304))

10.8+

Xperi Holding Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 1, 2020 (File No. 333-238846)), as amended by the Plan Amendment to the Registrant’s 2020 Equity Incentive Plan, dated as of April 29, 2022 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2022, and incorporated herein by reference)

10.9+

Xperi Holding Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 1, 2020 (File No. 333-238846)), as amended by the Plan of Amendment to the Registrant’s 2020 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q, filed August 8, 2022, and incorporated herein by reference)

10.10

Form of Indemnification Agreement for Registrant Directors, Officers, and Key Employees (incorporated by reference to Exhibit 10.4 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.11+

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for the Xperi Holding Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.12+

Form of Stock Option Grant Notice and Stock Option Agreement for the Xperi Holding Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.13+

TiVo Corporation 2008 Equity Incentive Plan (f/k/a the “Rovi Corporation 2008 Equity Incentive Plan”) (incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A of TiVo Corporation, filed March 15, 2019 (File No. 001-37870))

10.14+

TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (now named the “TiVo Corporation Titan Equity Incentive Award Plan”) (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 of TiVo Corporation, filed September 9, 2016 (File No. 333-213578))

10.15+

Xperi Corporation Seventh Amended and Restated 2003 Equity Incentive Plan and Amendment No. 1 (incorporated by reference to Appendices A and B to Additional Definitive Proxy Soliciting Materials on Schedule 14A of Xperi Corporation, filed April 18, 2018 (File No. 001-37956))

10.16+	DTS, Inc. 2014 New Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DTS, Inc., filed August 20, 2014 (File No. 000-50335))
10.17+

Amendment No. 1 to the DTS, Inc. 2014 New Employee Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 of DTS, Inc., filed August 10, 2015 (File No. 333-206283))

10.18+

Amendment No. 2 to the DTS, Inc. 2014 New Employee Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 of DTS, Inc., filed November 9, 2015 (File No. 333-207899))

10.19+	DTS, Inc. 2012 Equity Incentive Plan and Amendment No. 1 (incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A of DTS, Inc., filed April 14, 2015 (File No. 000-50335))
10.20+

SRS Labs, Inc. 2006 Stock Incentive Plan, as amended and restated on August 9, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 of DTS, Inc., filed August 13, 2012 (File No. 333-183289))

10.21+

DTS, Inc. 2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009, February 15, 2010, June 3, 2010 and October 8, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q of DTS, Inc., filed November 8, 2010 (File No. 000-50335))

10.22+

Amended & Restated Severance Agreement, dated February 9, 2023, between the Registrant and Paul Davis (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

10.23+

Form of Severance Agreement, dated February 9, 2023, between the Registrant and each of Keith Jones, Kevin Tanji, Dana Escobar and Mark Kokes (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

10.24

Tax Matters Agreement by and between the Registrant and Xperi Inc., dated as of October 1, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2022)

10.25

Employee Matters Agreement by and among the Registrant and Xperi Inc., dated as of October 1, 2022 (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2022)

10.26

Cross Business License Agreement between Xperi Inc. and the Registrant, Adeia Media LLC and Adeia Media Holdings LLC, effective as of October 1, 2022 (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2022)

10.27

Transition Services Agreement by and between the Registrant and Xperi Inc., dated October 1, 2022 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2022)

10.28

Data Sharing Agreement by and between the Registrant and Xperi Inc, dated October 1, 2022 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2022)

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

Dated: March 1, 2023

ADEIA INC.

By:	/s/ Paul E. Davis
Paul E. Davis
Chief Executive Officer and President

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Paul Davis and Keith A. Jones, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Paul E. Davis	Chief Executive Officer, President and Director
Paul E. Davis	(Principal Executive Officer)	March 1, 2023

/s/ Keith A. Jones	Chief Financial Officer (Principal Financial and
Keith A. Jones	Accounting Officer)	March 1, 2023

/s/ Daniel Moloney
Daniel Moloney	Chairman of the Board of Directors	March 1, 2023

/s/ Tonia O'Connor
Tonia O'Connor	Director	March 1, 2023

/s/ Raghavendra Rau
Raghavendra Rau	Director	March 1, 2023

/s/ V. Sue Molina
V. Sue Molina	Director	March 1, 2023