Form 10-Q
period 2023-03-31
Adeia Inc.
filed 2023-05-08
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2023 was 106,335,738.

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenue	$117,307	$138,532
Operating expenses:
Research and development	13,011	9,650
Selling, general and administrative	22,862	33,824
Amortization expense	23,689	24,526
Litigation expense	2,622	1,078
Total operating expenses	62,184	69,078
Operating income from continuing operations	55,123	69,454
Interest expense	(15,938)	(8,429)
Other income and expense, net	1,620	337
Income from continuing operations before income taxes	40,805	61,362
Provision for income taxes	11,784	5,517
Net income from continuing operations	29,021	55,845
Net loss from discontinued operations, net of tax	—	(31,870)
Net income	29,021	23,975
Less: Net loss attributable to non-controlling interest in discontinued operations	—	(968)
Net income attributable to the Company	$29,021	$24,943
Income (loss) per share:
Basic
Continuing operations	$0.27	$0.54
Discontinued operations	—	(0.30)
Net income	$0.27	$0.24
Diluted
Continuing operations	$0.26	$0.53
Discontinued operations	—	(0.29)
Net income	$0.26	$0.24
Weighted average number of shares used in per share calculations-basic	105,585	103,679
Weighted average number of shares used in per share calculations-diluted	113,447	105,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$29,021	$23,975
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	9	(892)
Net unrealized losses on available-for-sale debt securities	(5)	(122)
Other comprehensive income (loss), net of tax	4	(1,014)
Comprehensive income	29,025	22,961
Less: Comprehensive loss attributable to noncontrolling interest	—	(968)
Comprehensive income attributable to the Company	$29,025	$23,929

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$82,429	$114,555
Accounts receivable, net of allowance for credit losses of $1,463 and $713, respectively	36,933	58,480
Unbilled contracts receivable, net	77,948	73,754
Other current assets	11,493	11,924
Total current assets	208,803	258,713
Long-term unbilled contracts receivable	64,124	40,705
Property and equipment, net	4,556	4,550
Operating lease right-of-use assets	5,524	5,993
Intangible assets, net	408,787	432,476
Goodwill	313,660	313,660
Long-term income tax receivable	110,513	113,679
Other long-term assets	37,851	40,750
Total assets	$1,153,818	$1,210,526
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,079	$8,546
Accrued liabilities	29,427	31,277
Current portion of long-term debt	36,344	109,813
Deferred revenue	28,708	17,076
Total current liabilities	98,558	166,712
Deferred revenue, less current portion	9,884	10,683
Long-term debt, net	610,594	619,580
Noncurrent operating lease liabilities	4,229	4,794
Long-term income tax payable	87,917	87,302
Other long-term liabilities	20,022	20,043
Total liabilities	831,204	909,114
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.001 par value; (2023: authorized 15,000 shares; 2022: authorized 15,000 shares and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2023: authorized 350,000 shares, issued 119,174 shares, outstanding 106,285 shares; 2022: authorized 350,000 shares, issued 117,392 shares, outstanding 105,167 shares)	119	117
Additional paid-in capital	635,001	636,266
Treasury stock at cost (2023: 12,889 shares; 2022: 12,225 shares)	(217,783)	(211,223)
Accumulated other comprehensive loss	(47)	(51)
Accumulated deficit	(94,676)	(123,697)
Total stockholders’ equity	322,614	301,412
Total liabilities and equity	$1,153,818	$1,210,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income	$29,021	$23,975
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment	384	5,866
Amortization of intangible assets	23,689	39,319
Stock-based compensation expense	3,640	16,804
Deferred income taxes	2,373	(911)
Amortization of debt issuance costs	1,170	1,123
Other	600	861
Changes in operating assets and liabilities:
Accounts receivable	20,951	43,698
Unbilled contracts receivable	(27,612)	(82,995)
Other assets	4,592	(8,806)
Accounts payable	(4,468)	4,024
Accrued and other liabilities	(1,821)	(7,483)
Deferred revenue	10,833	10,798
Net cash from operating activities	63,352	46,273
Cash flows from investing activities:
Purchases of property and equipment	(390)	(4,289)
Purchases of intangible assets	—	(180)
Purchases of short-term investments	—	(4,490)
Proceeds from sales of investments	—	2,000
Proceeds from maturities of investments	—	10,023
Net cash from investing activities	(390)	3,064
Cash flows from financing activities:
Dividends paid	(5,314)	(5,218)
Repayment of debt	(83,625)	(10,125)
Proceeds from employee stock purchase program and exercise of stock options	411	8,000
Repurchases of common stock	—	(17,260)
Repurchases of common stock for tax withholdings on equity awards	(6,560)	(11,068)
Net cash from financing activities	(95,088)	(35,671)
Effect of exchange rate changes on cash and cash equivalents	—	(692)
Net increase (decrease) in cash and cash equivalents	(32,126)	12,974
Cash and cash equivalents at beginning of period	114,555	201,121
Cash and cash equivalents at end of period	$82,429	$214,095
Supplemental disclosure of cash flow information:
Interest paid	$14,691	$7,188
Income taxes paid, net of refunds	$847	$3,334

Cash flows above are presented on a consolidated basis and therefore also include $135.0 million of cash and cash equivalents included in current assets of discontinued operations in the condensed consolidated balance sheet as of March 31, 2022. Refer to "Note 7 – Discontinued Operations" for additional information related to cash flows from discontinued operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

Three Months March 31, 2023	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2023	105,167	$117	$636,266	12,225	$(211,223)	$(51)	$(123,697)	$301,412
Net income	—	—	—	—	—	—	29,021	29,021
Other comprehensive income	—	—	—	—	—	4	—	4
Cash dividends paid on common stock ($0.05 per share)	—	—	(5,314)	—	—	—	—	(5,314)
Issuance of common stock in connection with exercise of stock options	38	—	409	—	—	—	—	409
Issuance of restricted stock, net of shares canceled	1,744	2	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(664)	—	—	664	(6,560)	—	—	(6,560)
Stock-based compensation expense	—	—	3,640	—	—	—	—	3,640
Balance at March 31, 2023	106,285	$119	$635,001	12,889	$(217,783)	$(47)	$(94,676)	$322,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended March 31, 2022	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest
	Shares	Amount		Shares	Amount				Total Equity
Balance at January 1, 2022	103,260	$113	$1,340,480	10,200	$(178,022)	$(752)	$187,814	$(9,205)	$1,340,428
Issuance of subsidiary shares to noncontrolling interest	—	—	(4)	—	—	—	—	4	—
Net income (loss)	—	—	—	—	—	—	24,943	(968)	23,975
Other comprehensive loss	—	—	—	—	—	(1,014)	—	—	(1,014)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,218)	—	(5,218)
Issuance of common stock in connection with exercise of stock options	1	—	4	—	—	—	—	—	4
Issuance of common stock in connection with employee stock purchase plan	739	1	7,993	—	—	—	—	—	7,994
Issuance of restricted stock, net of shares canceled	1,609	2	—	—	—	—	—	—	2
Repurchases of common stock, shares exchanged	(659)	—	—	497	(11,068)	—	—	—	(11,068)
Repurchases of common stock	(1,029)	—	—	1,029	(17,260)	—	—	—	(17,260)
Stock-based compensation expense	—	—	16,804	—	—	—	—	—	16,804
Balance at March 31, 2022	103,921	$116	$1,365,277	11,726	$(206,350)	$(1,766)	$207,539	$(10,169)	$1,354,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP and more than 9,950 patents and patent applications worldwide.

On October 1, 2022, the Company completed the previously announced separation (“the Separation”) of its product business into a separate, independent, publicly-traded company, Xperi Inc. (“Xperi Inc.”). The Separation was structured as a spin-off, which was achieved through the Company’s distribution of 100 percent of the outstanding shares of Xperi Inc.’s common stock to holders of the Company’s common stock as of the close of business on the record date of September 21, 2022 (the “Record Date”). Each Company stockholder of record received four shares of Xperi Inc. common stock for every ten shares of Company common stock that it held on the Record Date. Following the Separation, the Company retains no ownership in Xperi Inc., which is now listed under the ticker symbol “XPER” on the New York Stock Exchange. Effective at the open of business on October 3, 2022, the Company’s shares of common stock, par value $0.001 per share, began trading on the Nasdaq Global Select Market under the new ticker symbol “ADEA”.

The accounting requirements for reporting the separation of Xperi Inc. as a discontinued operation were met when the Separation was completed. Accordingly, the historical financial results of Xperi Inc. for periods prior to the Separation are presented as net loss from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations. For further information on discontinued operations, see “Note 7 – Discontinued Operations”. Unless noted otherwise, discussion in the Notes to the Condensed Consolidated Financial Statements pertains to continuing operations.

Additionally, as a result of the Separation, the Company changed its operational structure in the fourth quarter of 2022, resulting in one reportable segment: IP Licensing.

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2022 have been derived from the Company’s annual audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2022, filed on March 1, 2023 (the “Form 10-K”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and notes thereto included in the Form 10-K as of and for the year ended December 31, 2022.

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or any future period and the Company makes no representations related thereto.

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2023, as compared to the significant accounting policies described in the Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging and subjective judgment include identifying the performance obligations in the contract, estimating variable consideration, estimating quarterly royalties prior to receiving the royalty reports from the licensees, determining standalone selling prices, allocating consideration in a contract with multiple performance obligations, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits and purchase accounting resulting from business combinations, among others. Actual results experienced by the Company may differ from management’s estimates. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848), which provides further clarification on the scope of Topic 848 so that derivatives affected by the discounting transition are explicitly eligible for certain optional expedients and exceptions in Topic 848. ASU 2020-04 became effective upon issuance and may be applied prospectively to contract modifications made on or before December 31, 2022. ASU 2021-01 became effective upon issuance and may be applied on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 or prospectively for contract modifications made on or before December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which deferred the application dates of Topic 848 to December 31, 2024.

The Company currently has debt agreements that reference LIBOR and will apply the amendments prospectively through December 31, 2024 as these contracts are modified to reference other rates. The Company does not anticipate the adoption will have a material impact to the Company’s Condensed Consolidated Financial Statements.

NOTE 3 – REVENUE

Revenue Recognition

General

Revenue is recognized when control of the intellectual property (“IP”) rights is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the licensing of the Company’s IP, which may include various combinations of IP rights and services which are generally capable of being distinct and accounted for as separate performance obligations. In situations where foreign withholding taxes are withheld by the Company’s licensee, revenue is recognized gross of withholding taxes that are remitted directly by the licensee to a local tax authority.

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

Description of Revenue-Generating Activities

IP License Arrangements

The Company licenses (i) its media patent portfolios (“Media IP licensing”) to multichannel video programming distributors, over-the-top video service providers, consumer electronics manufacturers, social media and other new media companies and (ii) its semiconductor technologies and associated patent portfolios (“Semiconductor IP licensing”) to memory, logic, sensors, radio frequency component and foundry companies. The Company generally licenses its IP portfolios under three models: (i) fixed-fee Media IP licensing, (ii) fixed-fee or minimum guarantee Semiconductor IP licensing, and (iii) per-unit or per-subscriber Media IP or Semiconductor IP royalty licensing.

Fixed-fee Media IP Licensing

The Company’s long-term, fixed-fee Media IP licensing contracts provide its customers with rights to future patented technologies over the term of the contract that are highly interdependent or highly interrelated to the patented technologies provided at the inception of the contract. The Company treats these rights as a single performance obligation with revenue recognized on a straight-line basis over the term of the fixed-fee license contract.

Fixed-fee or Minimum Guarantee Semiconductor IP Licensing

The Company has entered into Semiconductor IP licenses that have a fixed fee or a minimum guarantee, whereby licensees pay a fixed fee for the right to incorporate the Company’s IP technologies in the licensee’s products over the license term. In contracts with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. The Company generally recognizes the full fixed fee as revenue at the beginning of the license term when the customer has the right to use the IP and begins to benefit from the license, net of the effect of any significant financing components calculated using customer-specific, risk-adjusted lending rates, with the related interest income being recognized over time on an effective rate basis. For minimum guarantee contracts where the customer exceeds the minimum, the Company recognizes revenue relating to any additional per-unit fees in the periods it believes the customer has exceeded the minimum and adjusts the revenue based on actual usage once that is reported by the customer.

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

IP License Contracts with Multiple Performance Obligations

At times, the Company enters into long-term license contracts with more than one performance obligation, which may include releases from past patent infringement claims or one or more prospective licenses. In these arrangements, the Company allocates the transaction price between releases for past patent infringement claims and prospective licenses based on their relative standalone selling prices, which requires significant management judgment. In determining the standalone selling price of each performance obligation, the Company considers such factors as the number of past and projected future subscribers, units shipped and units manufactured, as well as the per-subscriber or per-unit licensing rates the Company generally receives from licensees of comparable sizes in comparable markets and geographies. As a release from past patent infringement claims is generally satisfied at execution of the contract, the transaction price allocated to the release from past patent infringement claims is generally recognized in the period the contract is executed. Transaction price allocated to prospective Media IP licenses is recognized ratably over the license term, and transaction price allocated to prospective Semiconductor IP licenses is recognized upon execution of the contract.

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

The Company applies a practical expedient when disclosing revenue expected to be recognized from unsatisfied performance obligations to exclude contracts with customers with an original duration of less than one year; amounts attributable to variable consideration arising from (i) a sales-based or usage-based royalty of an IP license or (ii) when variable consideration is allocated entirely to a wholly unsatisfied performance obligation; or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31, 2023	December 31, 2022
Unbilled contracts receivable	$77,948	$73,754
Other current assets	534	512
Long-term unbilled contracts receivable(1)	64,124	40,705
Other long-term assets	1,101	1,144
Total contract assets	$143,707	$116,115

(1) The long-term unbilled contracts receivable increase relates primarily to the recognition of revenue from two long-term semiconductor patent portfolio license agreements entered into during the three months ended March 31, 2023.

Contract Liabilities

Contract liabilities are comprised of deferred revenue related to multi-period licensing arrangements for which the Company is paid in advance, while the underlying performance obligation is satisfied at a future date or over time.

Allowance for Credit Losses

The allowance for credit losses represents the Company’s best estimate of lifetime expected credit losses inherent in accounts receivable and unbilled contracts receivable. The Company’s long-term unbilled contracts receivable is derived from fixed-fee or minimum-guarantee Semiconductor IP licensing and is primarily comprised of contracts with large, well-capitalized companies. It is generally considered to be of high credit quality due to past collection history and the nature of the customers.

The Company allowance for credit losses at March 31, 2023 and December 31, 2022 was $1.5 million and $0.7 million, respectively and it is presented as part of accounts receivable, net in the Condensed Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$4,782	$1,353
Performance obligations satisfied in previous periods (1)	$753	$117

(1) Performance obligations satisfied in previous periods consist of settlements of litigation for past royalties owed pursuant to expired or terminated IP license agreements and revenue from releases for past patent infringement claims.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements (in thousands).

As of March 31, 2023
Revenue from contracts with performance obligations expected to be satisfied in:
2023 (remaining 9 months)	$119,211
2024	147,551
2025	142,925
2026	46,161
2027	35,801
Thereafter	76,526
Total	$568,175

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid income taxes	$6,757	$7,252
Prepaid insurance	1,383	2,103
Prepaid expenses	2,027	1,924
Other	1,326	645
	$11,493	$11,924

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Equipment, furniture and other	$14,478	$14,148
Leasehold improvements	5,117	5,057
	19,595	19,205
Less: accumulated depreciation and amortization	(15,039)	(14,655)
	$4,556	$4,550

Other long-term assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Long-term deferred tax assets	$32,905	$35,278
Other assets	4,946	5,472
	$37,851	$40,750

Accrued liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Employee compensation and benefits	$2,981	$6,978
Accrued legal fees	7,113	4,942
Accrued income taxes	174	358
Accrued expenses	13,637	12,745
Current portion of guarantee (1)	1,592	2,431
Current portion of operating lease liabilities	2,177	2,108
Other	1,753	1,715
	$29,427	$31,277

(1) Refer to “Note 15 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Long-term portion of guarantee (1)	$18,064	$18,064
Other	1,958	1,979
	$20,022	$20,043

(1) Refer to “Note 15 – Commitments and Contingencies” for further detail on the nature of the guarantee.

NOTE 5 – FINANCIAL INSTRUMENTS

The Company has investments in debt securities which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and in equity securities consisting of money market funds. The Company classifies its debt securities as available-for-sale (“AFS”), which are accounted for at fair value with credit related losses recognized as a provision for credit losses in its Condensed Consolidated Statements of Operations and all non-credit related unrealized gains and losses recognized in accumulated other comprehensive income or loss on the Condensed Consolidated Balance Sheets. Under ASU 2016-01 (Topic 321), equity securities are measured at fair value with unrealized gains and losses recognized in other income and expense, net, in the Condensed Consolidated Statements of Operations.

The following is a summary of marketable securities at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$29,574	$1	$(9)	$—	$29,566
Total debt securities	29,574	1	(9)	$—	29,566
Money market funds	3,923	—	—	—	3,923
Total equity securities	3,923	—	—	—	3,923
Total marketable securities	$33,497	$1	$(9)	$—	$33,489
Reported in:
Cash and cash equivalents					$33,489

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit losses	Estimated Fair Values
Marketable securities
Commercial paper	$29,018	$3	$(6)	$—	$29,015
Total debt securities	29,018	3	(6)	—	29,015
Money market funds	4,107	—	—	—	4,107
Total equity securities	4,107	—	—	—	4,107
Total marketable securities	$33,125	$3	$(6)	$—	$33,122
Reported in:
Cash and cash equivalents					$33,122

At March 31, 2023 and December 31, 2022, the Company had $82.4 million and $114.6 million, respectively, in cash and cash equivalents. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balances of $48.9 million and $81.5 million at March 31, 2023 and December 31, 2022, respectively, consisted of cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the three months ended March 31, 2023 and 2022. Unrealized losses on AFS debt securities were immaterial as of March 31, 2023 and December 31, 2022. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. In addition, the contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost bases of the investments. The Company does not intend to sell the debt securities and it is more-likely-than-not that it will not be required to sell the investments before recovery of their amortized cost bases. The Company did not recognize a provision for credit losses related to its AFS debt securities for the three months ended March 31, 2023 and 2022, respectively. No impairment charges were recorded on the AFS debt securities for the three months ended March 31, 2023.

The following table summarizes the fair value and gross unrealized losses related to individual AFS debt securities at March 31, 2023 and December 31, 2022, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total		Fair Value
March 31, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Commercial Paper	$29,566	$(9)	$—	$—	$29,566	$(9)	$29,566	$—

	Less Than 12 Months		12 Months or More		Total		Fair Value
December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Commercial paper	$29,015	$(6)	$—	$—	$29,015	$(6)	$29,015	$—

The estimated fair value of marketable debt securities by contractual maturity at March 31, 2023 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Estimated Fair Value
Due in one year or less	$29,566

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2022 and March 31, 2023.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of March 31, 2023 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$3,923	$3,923	$—	$—
Commercial paper - debt securities (2)	29,566	—	29,566	—
Total Assets	$33,489	$3,923	$29,566	$—

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Refinanced Term B Loans (1)	646,938	640,468	729,393	700,217
Total long-term debt, net	$646,938	$640,468	$729,393	$700,217

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $18.7 million and $19.9 million as of March 31, 2023 and December 31, 2022, respectively. See “Note 9 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – DISCONTINUED OPERATIONS

On October 1, 2022, the Company completed the Separation of its product business into a separate, independent, publicly-traded company, Xperi Inc. The accounting requirements for reporting the Separation of Xperi Inc. as a discontinued operation were met when the Separation was completed. Accordingly, the historical financial results of Xperi Inc. prior to the Separation are presented as discontinued operations and, as such, are excluded from continuing operations and results of operations from all periods presented. For further information on the Separation, see “Note 1 – The Company and Basis of Presentation”.

The Company’s presentation of discontinued operations excludes general corporate overhead costs, which were historically allocated to Xperi Inc., that do not meet the requirements to be presented in discontinued operations, although such costs are not reflective of the on-going operations of the Company. Such allocations included labor and non-labor costs related to the Company’s corporate support functions (e.g., administration, human resources, finance, accounting, tax, information technology, corporate development, legal, among others) that historically provided support to Xperi Inc. prior to the Separation.

In addition, discontinued operations excludes the historical intercompany balances and transactions between the Company and Xperi Inc. that were eliminated in consolidation.

In connection with the Separation, the Company incurred separation costs of $43.3 million from January 1, 2020 to March 31, 2023. Separation costs primarily consist of third-party advisory, consulting, legal and professional services, IT and employee bonus costs directly related to the Separation, as well as other items that are incremental and one-time in nature. Out of these costs, $28.6 million were incurred prior to the Separation and are included in net loss from discontinued operations, net of tax. The remaining separation costs of $14.7 million were incurred after the Separation and are reflected in continuing operations within operating expenses in the Company's Condensed Consolidated Statement of Operations. During the three months ended March 31, 2022, the Company incurred $2.8 million in separation costs, which are included in net loss from discontinued operations, net of tax. During the three months ended March 31, 2023, the Company incurred $1.0 million in separation costs, which are included in continuing operations as part of selling, general and administrative expenses.

The Company and Xperi Inc. entered into various agreements to effect the Separation and provide a framework for their on-going relationship, including a separation and distribution agreement, transition services agreement, employee matters agreement, tax matters agreement, cross business license agreement and data sharing agreement. The transition services agreement consists of services that Xperi Inc. and its subsidiaries will provide to the Company and its subsidiaries for a transitional period, as defined in the agreement. The services to be provided include back office functions and assistance with regard to administrative tasks relating to day-to-day activities as needed, including finance, accounting and tax activities, IT services, customer support, facilities services, human resources, and general corporate support, as well as pass-through services provided by certain vendors. The impact of these transition services on the Company’s Condensed Consolidated Financial Statements for the three months ended March 31, 2023 was not material.

Net Loss from Discontinued Operations

The financial results of Xperi Inc. for the three months ended March 31, 2022 are presented as net loss from discontinued operations, net of tax, on the Condensed Consolidated Statements of Operations. The following table presents financial results of Xperi Inc. (in thousands):

Three Months Ended March 31, 2022
Revenue	$118,888
Operating expenses:
Cost of revenue	27,407
Research and development	50,239
Selling, general and administrative	36,696
Depreciation expense	5,563
Amortization expense	14,793
Litigation expense	675
Total operating expenses	135,373
Operating loss	(16,485)
Other income and expense, net	631
Loss before taxes	(15,854)
Provision for income taxes	16,016
Net loss from discontinued operations, net of tax	$(31,870)
Less: net loss attributable to noncontrolling interest	(968)
Net loss attributable to discontinued operations	$(30,902)

Net Cash Flows of Discontinued Operations

The following table presents selected financial information related to cash flows from discontinued operations (in thousands):

Three Months Ended March 31, 2022
Net cash from operating activities	$(18,709)
Net cash from investing activities	$(4,452)

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at March 31, 2023 and December 31, 2022 was $313.7 million. There were no changes to the carrying value of goodwill from January 1, through March 31, 2023.

Goodwill at its reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized for the three months ended March 31, 2023 and 2022.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	March 31, 2023			December 31, 2022
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-10	$645,928	$(283,505)	$362,423	$645,928	$(270,275)	$375,653
Existing technology / content database	5-10	38,681	(37,389)	1,292	38,681	(36,614)	2,067
Customer contracts and related relationships	3-9	155,900	(110,896)	45,004	155,900	(101,252)	54,648
Trademarks/trade name	4-10	1,300	(1,232)	68	1,300	(1,192)	108
Total intangible assets		$841,809	$(433,022)	$408,787	$841,809	$(409,333)	$432,476

As of March 31, 2023, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2023 (remaining 9 months)	$69,851
2024	68,809
2025	52,731
2026	52,597
2027	52,246
Thereafter	112,553
$408,787

NOTE 9 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	March 31, 2023	December 31, 2022
Refinanced Term B Loans	$665,625	$749,250
Unamortized debt discount and issuance costs	(18,687)	(19,857)
	646,938	729,393
Less: current portion, net of debt discount and issuance costs	(36,344)	(109,813)
Total long-term debt, net of current portion	$610,594	$619,580

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

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Separation did not require the Company to obtain any waivers under the 2020 Credit Agreement, and the Company completed the Separation in compliance with all of the covenants contained in the 2020 Credit Agreement. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order access an annual basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements as of March 31, 2023. The 2020 Credit Agreement, as amended, also requires the Company to make additional cash payments on an annual basis beginning in April 2023 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The additional cash payments are applied to the remaining principal balance due at final maturity. Accordingly, the Company made additional cash payments of $73.5 million during the three months ended March 31, 2023 under the excess cash flow provisions. The payments were made earlier than required under the 2020 Credit Agreement.

After the Separation, the Company remains the obligor under the Refinanced B Term Loans.

Interest Expense and Expected Principal Payments

At March 31, 2023, $665.6 million in total debt was outstanding. There were also $18.7 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Refinanced Term B Loans as of March 31, 2023, including the amortization of debt discount and issuance costs, was 9.43% and interest is payable monthly. Interest expense was $15.9 million and $8.4 million for the three months ended March 31, 2023 and 2022, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $1.2 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2023 (remaining 9 months)	$30,375
2024	40,500
2025	40,500
2026	40,500
2027	40,500
Thereafter	473,250
Total	$665,625

NOTE 10 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net income from continuing operations	$29,021	$55,845
Net loss attributable to discontinued operations	—	(30,902)
Net income attributable to the Company	$29,021	$24,943

Denominator:
Weighted average shares of common stock outstanding	105,585	103,679
Add: Effect of dilutive securities associated with options	1	3
Add: Effect of dilutive securities associated with restricted stock awards and units	7,861	1,650
Weighted average common shares - dilutive	113,447	105,332

Basic net income (loss) per share
Net income from continuing operations	$0.27	$0.54
Net loss attributable to discontinued operations	—	(0.30)
Net income attributable to the Company	$0.27	$0.24

Diluted net income (loss) per share
Net income from continuing operations	$0.26	$0.53
Net loss attributable to discontinued operations	—	(0.29)
Net income attributable to the Company	$0.26	$0.24

Anti-dilutive employee stock-based awards, excluded	440	3,600

Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period, excluding any unvested restricted stock units that are subject to repurchase. Diluted net income (loss) per share is computed using the treasury stock method to calculate the weighted average number of shares of common stock and, if dilutive, potential common shares outstanding during the period. Potentially dilutive common shares include unvested restricted stock units and incremental common shares issuable upon the exercise of stock options, less shares repurchased from assumed proceeds. The assumed proceeds calculation includes actual proceeds to be received from the employee upon exercise and the average unrecognized stock compensation cost during the period.

NOTE 11 – STOCKHOLDERS’ EQUITY

Equity Incentive Plans

The 2020 Equity Incentive Plan

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

Assumed Plans

On June 1, 2020, the Company assumed all then-outstanding stock options, awards, and shares available and reserved for issuance under all legacy Equity Incentive Plans of TiVo (collectively, the “Assumed Plans”). Stock options assumed from the Assumed Plans generally have vesting periods of four years and a contractual term of seven years. Awards of restricted stock and restricted stock units assumed from the Assumed Plans are generally subject to a four year vesting period. The number of shares subject to stock options and restricted stock units outstanding under these plans are included in the tables below. Shares reserved under the Assumed Plans will be available for future grants.

As of March 31, 2023, there were 3.2 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans. A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2022	364	$13.06
Options granted	—	$—
Options exercised	(38)	$10.67
Options canceled / forfeited / expired	(26)	$10.99
Balance at March 31, 2023	300	$13.54

Restricted Stock Units

Information with respect to outstanding restricted stock units (including both time-based vesting and performance-based vesting) as of March 31, 2023 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	9,048	1,525	10,573	$10.48
Awards and units granted	1,407	638	2,045	$10.41
Awards and units vested / earned	(1,744)	—	(1,744)	$10.48
Awards and units canceled / forfeited	(192)	—	(192)	$9.74
Balance at March 31, 2023	8,519	2,163	10,682	$10.48

Performance Awards and Units

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

At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company's shareholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance. As of March 31, 2023, there were 5.5 million shares reserved for grant under the Company’s 2020 ESPP.

Modification of Equity Awards

In connection with the Separation and under the provisions of the existing plans described above, the Company’s outstanding stock options and equity awards were converted to units denominated in the equity of the Company, Xperi Inc., or both. The number of units and exercise prices of outstanding stock options and equity awards were converted based on the conversion ratios established in the Employee Matters Agreement that the Company entered into in connection with the Separation. The intent of the conversion ratios was to preserve the value of the awards immediately before and after the Separation. Upon the Separation, employees holding stock options and equity awards denominated in the Company’s pre-Separation stock received a number of otherwise-similar stock options and awards in post-Separation Company’s stock and/or Xperi Inc.’s stock based on the conversion ratios outlined for each group of employees. For purposes of the vesting of these equity awards, continued employment or service with the Company or with Xperi Inc. is treated as continued employment for purposes of both the Company’s and Xperi Inc.’s equity awards and the vesting terms of each converted grant remained unchanged. There were no changes to the plan terms described above with the exception that the price on the grant date, or October 1, 2022 was adjusted to exclude the value of Xperi Inc. based on the conversion ratios applied to other equity awards.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s board of directors (the “Board”). During the three months ended March 31, 2023 and 2022, dividends declared were $0.05 per common share. The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board considers relevant.

Stock Repurchase Programs

On June 12, 2020 the Board authorized a stock repurchase program providing for the repurchase of up to $150.0 million of the Company's Common Stock dependent on market conditions, share prices and other factors. On April 22, 2021, the Board authorized an additional $100.0 million of purchases under the existing stock repurchase plan.

As of March 31, 2023, the Company had repurchased a total of approximately 10.0 million shares of common stock, since inception of the plan, at an average price of $17.24 per share for a total cost of $172.2 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method.

No expiration date has been specified for this plan. As of March 31, 2023, the total remaining amount available for repurchase under this plan was $77.8 million. The Company may execute authorized repurchases from time to time under the plan.

In connection with the stock repurchase program, all shares repurchased by the Company as of June 1, 2020 and recorded as treasury stock were canceled and retired. The Company accounts for stock repurchases using the cost method and records retirement of treasury stock as a reduction of the cumulative treasury stock paid-in capital balance. Once the cumulative balance is reduced to zero, any remaining difference resulting from the retirement of treasury stock is recorded as a reduction of retained earnings.

The Company issues restricted stock awards as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company’s authorized share repurchase plan. During the three months ended March 31, 2023 and 2022, the Company withheld 0.7 million and 0.7 million shares of common stock to satisfy $6.6 million and $11.1 million of required withholding taxes, respectively.

NOTE 12 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$594	$375
Selling, general and administrative	3,046	7,771
Total stock-based compensation expense	$3,640	$8,146

In connection with termination of employment with a former executive on March 1, 2022, the Company entered into a Separation Agreement and Release with the executive, dated February 18, 2022 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company approved, among other severance benefits, accelerated vesting of 372,244 of outstanding performance and time-based restricted stock units. As a result of this modification, the Company recorded incremental SBC of approximately $2.2 million during the three months ended March 31, 2022.

There were no options granted in the three months ended March 31, 2023 and 2022.

The following assumptions were used to value the restricted stock units subject to market conditions granted during the three months ended March 31, 2023:

March 2023
Expected life (years)	3.0
Risk-free interest rate	4.5%
Dividend yield	1.9%
Expected volatility	68.5%

There were no market-based restricted stock units granted in the three months ended March 31, 2022.

Prior to the Separation, ESPP grants occurred in March and September. Due to the Separation, the offering period under the 2020 ESPP plan commenced on December 1, 2022 as discussed in “Note 11 – Stockholders' Equity.” Accordingly, there were no ESPP grants during the three months ended March 31, 2023. The following assumptions were used to value the ESPP shares granted during the three months ended March 31, 2022:

March 2022
Expected life (years)	2.0
Risk-free interest rate	1.3%
Dividend yield	1.1%
Expected volatility	48.5%

NOTE 13 – INCOME TAXES

For the three months ended March 31, 2023, the Company recorded an income tax expense of $11.8 million on pretax income of $40.8 million, which resulted in an effective tax rate of 28.9% for the three months ended March 31, 2023. The income tax expense for the three months ended March 31, 2023 was primarily related to foreign withholding taxes, U.S. federal and state income taxes, and unrealized foreign exchange loss from the prior year South Korea refund claims, offset by U.S. foreign tax credits. The Company’s effective tax rate was based on a projected 2023 U.S. GAAP pretax income and varies from the 21% U.S. federal tax rate. The Company's effective tax rate varies period over period because the most significant components of tax expense, foreign withholding taxes and foreign exchange gains or losses on the South Korea withholding tax refund claims, are not directly affected by changes in pre-tax income.

For the three months ended March 31, 2022, the Company recorded an income tax expense of $5.5 million on pretax income of $61.4 million, which resulted in an effective tax rate of 9.0%. The income tax expense for the three months ended March 31, 2022 was primarily related to foreign withholding taxes, state income taxes and unrealized foreign exchange loss from the prior year South Korea refund claims. The recorded effective tax rate was lower than the applicable statutory tax rate due to income earned in jurisdictions for which a full valuation allowance was recorded.

NOTE 14 – LEASES

The Company leases office and research facilities and office equipment under operating leases which expire through 2027. The Company’s leases have remaining lease terms of two to four years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next five years or less. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed lease cost	$571	$504
Variable lease cost	151	219
Total operating lease cost	$722	$723

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$588	$550
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$—	$1,153

	March 31, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating leases	2.95	3.19
Weighted-average discount rate:
Operating leases	5.4%	5.4%

Future minimum lease payments and related lease liabilities as of March 31, 2023 were as follows (in thousands):

Operating Lease Payments (1)
2023 (remaining 9 months)	$1,841
2024	2,525
2025	1,975
2026	291
2027	299
Thereafter	—
Total lease payments	6,931
Less: imputed interest	(525)
Present value of lease liabilities:	$6,406

Less: current obligations under leases (accrued liabilities)	2,177
Noncurrent operating lease liabilities	$4,229

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of March 31, 2023, the Company’s total future unconditional purchase obligations were approximately $3.5 million, including $1.3 million due in the remainder of 2023, $1.3 million due in 2024 and the remaining $0.9 million due in 2025.

Guarantee

Prior to the Separation, Adeia Media LLC, a subsidiary of the Company (“Adeia Media”), and a subsidiary of Xperi Inc. (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which Adeia Media guarantees the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, Adeia Media and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022, under which Adeia Media agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, the Company recognized a guarantee liability pursuant to ASC 460 “Guarantees” of $19.7 million, which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of the Company’s results of operations. The maximum potential amount of future payments subject to the guarantee is approximately $7.5 million per annum between 2023 and 2031. As of March 31, 2023 and December 31, 2022, the balance of the guarantee liability was $19.7 million and $20.5 million, respectively. During the three months ended March 31, 2023, the Company made guarantee payments of $0.5 million and recognized other income of $0.3 million in the Condensed Consolidated Statement of Operations as a result of a change in the carrying value of the guarantee liability.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes and amounts to certain of its licensees, customers, and business partners against claims made by third parties arising from the use of the Company’s intellectual property, services or technologies. The Company cannot reasonably estimate the possible range of losses that may be incurred pursuant to its indemnification obligations, if any. Variables affecting any such assessment include, but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. To date, no such claims have been filed against the Company and no liability has been recorded in the Company’s financial statements.

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

On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy illico platform. Specifically, the Court found invalid each of the asserted claims related to the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, the Company accrued and paid $2.5 million for expense reimbursement during the year ended December 31, 2022. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On January 30, 2023, Adeia Media filed its opening memorandum of fact and law. Videotron's memorandum of fact and law was filed on April 17, 2023.

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, "Bell") in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, "Telus") in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, the Company accrued $2.6 million for expense reimbursement in the third quarter of 2022. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada.

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

The Company and its subsidiaries are involved in litigation matters and claims in the normal course of business. In the past, the Company and its subsidiaries have litigated to enforce their respective patents, to enforce the terms of license agreements, to determine the validity and scope of the proprietary rights of others and to defend itself or its customers against claims of infringement or invalidity. The Company expects it or its subsidiaries will be involved in similar legal proceedings in the future, including proceedings regarding infringement of its patents, and proceedings to ensure proper and full payment of royalties by licensees under the terms of its license agreements.

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

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

A portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023		2022
U.S. and Canada	$86,085	73%	$130,940	95%
Asia	28,620	25	5,729	4
Europe and Middle East	2,188	2	1,352	1
Other	414	—	511	—
	$117,307	100%	$138,532	100%

For the three months ended March 31, 2023 and 2022, two customers each accounted for 10% or more of total revenue. At March 31, 2023, the Company had two customers representing 43% and 16% of aggregate accounts receivable, respectively. At December 31, 2022, the Company had two customers representing 36% and 29% of aggregate accounts receivable, respectively.

NOTE 17 – SUBSEQUENT EVENTS

Declaration of Cash Dividends

On May 4, 2023, the Board declared a cash dividend of $0.05 per share of common stock, payable on June 20, 2023, for the stockholders of record at the close of business on May 30, 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to promote understanding of the results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2022 found in the Form 10-K filed by us on March 1, 2023 (the “Form 10-K”). This section of this Form 10-Q generally discusses quarter over quarter comparisons of 2023 against 2022. Except where otherwise indicated, the quarter over quarter comparisons and results of operations discussed herein present the results of Adeia Inc. after giving effect to the Separation described herein.

This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address expected future business, financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "could," "seek," "see," "will," "may," "would," "might," "potentially," "estimate," "continue," "target," similar expressions or the negatives of these words or other comparable terminology that convey uncertainty of future events or outcomes. All forward-looking statements by their nature address matters that involve risks and uncertainties, many of which are beyond our control, and are not guarantees of future results. These and other forward-looking statements are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements and caution must be exercised in relying on forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to: our ability to implement our business strategy; our ability to enter into new and renewal license agreements with customers on favorable terms; our ability to retain and hire key personnel; uncertainty as to the long-term value of our common stock; legislative, regulatory and economic developments affecting our business; general economic and market developments and conditions; our ability to grow and expand our patent portfolios; changes in technology and development of competing technology in the industries in which we operate; the evolving legal, regulatory and tax regimes under which we operate; unforeseen liabilities and expenses; risks associated with our indebtedness; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, including Russia’s invasion of Ukraine, and natural disasters; our ability to achieve the intended benefits of, and our ability to recognize the anticipated tax treatment of, the recent spin-off of our product business; and the extent to which the COVID-19 pandemic continues to have an adverse impact on our business, results of operations, and financial condition will depend on future developments, including measures taken in response to the pandemic, which are highly uncertain and cannot be predicted.

Although forward-looking statements in this Quarterly Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks, uncertainties, and changes in condition, significance, value and effect, including those discussed under the heading “Risk Factors” in documents we file from time to time with the Securities and Exchange Commission (the “SEC”), such as our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K. Such risks, uncertainties and changes in condition, significance, value and effect could cause our actual results to differ materially from those expressed herein and in ways not readily foreseeable. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report and are based on information currently and reasonably known to us. We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Quarterly Report, other than as required by law. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Business Overview

On October 1, 2022, Adeia Inc. (formerly known as Xperi Holding Corporation) (“Adeia”, “we”) completed the previously announced separation (“the Separation”) of its product business into an independent, publicly-traded company, Xperi Inc. (“Xperi Inc.”). The Separation was structured as a spin-off, which was achieved through Adeia’s distribution of 100 percent of the outstanding shares of Xperi Inc.’s common stock to holders of Adeia’s common stock as of the close of business on the record date of September 21, 2022 (the “Record Date”). Each Adeia stockholder of record received four shares of Xperi Inc. common stock for every ten shares of Adeia common stock that it held on the Record Date. Following the Separation, Adeia retains no ownership interest in Xperi Inc., which is now listed under the ticker symbol “XPER” on the New York Stock Exchange. Effective at the open of business on October 3, 2022, Adeia's shares of common stock, par value $0.001 per share, began trading on the Nasdaq Global Select Market under the new ticker symbol “ADEA”.

Following the Separation, we are a leading IP licensing platform in the consumer and entertainment space, with a diverse portfolio of media and semiconductor intellectual property and more than 9,950 patents and patent applications worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Through our IP licensing business, we help enable extraordinary experiences at home and on the go for millions of consumers around the world, with IP that helps elevate content and improves how audiences connect with it in a way that is more intelligent, immersive and personal. Through providing the IP that helps to power smart devices, entertainment experiences and more, we have created a unified ecosystem that reaches highly-engaged consumers and uncovered new business opportunities.

Headquartered in Silicon Valley with more than 35 years of operating experience, we have approximately 120 employees, with substantially all of our employees located in the U.S.

COVID-19 Impact and Macroeconomic Conditions

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

Further, our operations and those of our customers have also been negatively impacted by certain trends arising out of the COVID-19 pandemic and macroeconomic, including labor market constraints, shortages of semiconductor components, decreased manufacturing capacities and delays in shipments, product development and product launches. Moreover, since the onset of the COVID-19 pandemic, United States federal, state and foreign government policies enacted to combat the pandemic have contributed to a recent rise of inflation that has increased, and may continue to increase, the cost of our operations and have had, and may continue to have, an adverse effect on demand for our customers' products and services and in turn our licensing revenues, which has had and may continue to have an adverse effect on our financial performance.

Although a significant portion of our revenue is derived from fixed-fee and minimum-guarantee arrangements from large, well-capitalized customers, our per-unit and variable-fee based revenue will continue to be susceptible to the volatility, labor shortages, supply chain disruptions, microchip shortages and market downturns precipitated by the COVID-19 pandemic.

The impact of the pandemic on our overall results of operations remains uncertain for the foreseeable future. Further discussion of COVID-19’s potential impact on our business is provided under Part I, Item 1A – Risk Factors of the Form 10-K and in Part II, Item 5 – Risk Factors of this Form 10-Q.

Key Developments

The accounting requirements for reporting the Separation of Xperi Inc. as a discontinued operation were met when the Separation was completed on October 1, 2022. Accordingly, the financial results of Xperi Inc. for the three months ended March 31, 2022 are presented as net loss from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations. Unless noted otherwise, the discussion of our results of operations pertain to continuing operations.

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

In connection with the Separation, we incurred separation costs of $43.3 million from January 1, 2020 to March 31, 2023. Separation costs primarily consist of third-party advisory, consulting, legal and professional service, IT and employee bonus costs directly related to the Separation, as well as other items that are incremental and one-time in nature. Out of these costs, $28.6 million were incurred prior to the Separation and are included in net loss from discontinued operations, net of tax. The remaining separation costs of $14.7 million were incurred after the Separation and are reflected in continuing operations within operating expenses in our Condensed Consolidated Statement of Operations. During the three months ended March 31, 2023 and 2022, we incurred $1.0 million and $2.8 million separation costs, respectively.

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

Financial Highlights

For the three months ended March 31, 2023:

•
Revenue was $117.3 million, a decrease of 15% from $138.5 million in the same period in 2022
•
Diluted earnings per share (EPS) was $0.26, an increase of 8% from $0.24 in the same period in 2022
•
Net income was $29.0 million, an increase of 16% from $24.9 million in the same period in 2022
•
Cash flows from operations were $63.4 million, an increase of 37% from $46.3 million in the same period in 2022
•
We made $83.6 million in principal payments towards our term loan, bringing the outstanding balance to $665.6 million as of March 31, 2023.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our intellectual property (“IP”) rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to condensed consolidated financial statements.

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Revenue	100%	100%
Operating expenses:
Research and development	11	7
Selling, general and administrative	20	24
Amortization expense	20	18
Litigation expense	2	1
Total operating expenses	53	50
Operating income from continuing operations	47	50
Interest expense	(14)	(6)
Other income and expense, net	2	—
Income from continuing operations before income taxes	35	44
Provision for income taxes	10	4
Net income from continuing operations	25%	40%

Revenue (in thousands, except for percentages):

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change
Revenue	$117,307	$138,532	$(21,225)	(15)%

The decrease in revenue during the three months ended March 31, 2023, as compared to the same period in 2022, was primarily attributable to the execution of a new, multi-year license agreement with Micron Technology in the first quarter of 2022 for which a meaningful portion of the total revenue was recognized in such quarter, partially offset by the execution of two long-term license agreements with Kioxia and Western Digital for which a portion of revenue was recognized up-front during the quarter ended March 31, 2023.

Research and Development (in thousands, except for percentages):

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

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change
Research and development	$13,011	$9,650	$3,361	35%

The increase in R&D expense during the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to an increase in patent prosecution costs associated with an increase in patent filings, professional services costs and personnel costs as a result of increased headcount.

Selling, General and Administrative (in thousands, except for percentages):

Selling, general and administrative (“SGA”) expenses consist primarily of compensation and related costs for sales and marketing personnel engaged in sales and licensee support, marketing programs, public relations, promotional materials, travel, trade show expenses, compensation and related costs for general management, information technology, finance personnel, corporate legal fees and expenses, facilities costs, stock-based compensation expense and professional services. Our SGA expenses, other than facilities-related expenses, are not allocated to other expense line items.

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change
Selling, general and administrative	$22,862	$33,824	$(10,962)	(32)%

The decrease in SGA expense during the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to a decrease in certain general corporate overhead costs incurred prior to the Separation and that did not meet the requirements to be presented in discontinued operations. Such costs are not reflective of our on-going operations and include labor and non-labor costs related to our corporate support functions (e.g., administration, human resources, finance, accounting, tax, information technology, corporate development, legal, among others) that historically provided support to the former product business. The decrease was partially offset by an increase in advertising expense, professional services costs and personnel costs as a result of increased headcount.

Amortization Expense (in thousands, except for percentages):

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change
Amortization expense	$23,689	$24,526	$(837)	(3)%

Amortization expense was relatively consistent for the three months ended March 31, 2023, as compared to the same period in 2022.

Litigation Expense (in thousands, except for percentages):

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change
Litigation expense	$2,622	$1,078	$1,544	143%

The increase in litigation expense during the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to increased legal fees as a result of increased case activity.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

Interest Expense (in thousands, except for percentages):

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change
Interest expense	$15,938	$8,429	$7,509	89%

The increase in interest expense during the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to increased interest rates on our variable interest rate debt due to the rising interest rate environment, partially offset by a lower debt balance and amortization of debt discount and issuance costs.

We anticipate interest expense will increase in 2023, when compared to 2022, as a result of the effect of rising interest rates on our existing variable-rate debt, partially offset by the lower debt balance and amortization of debt discount and issuance costs.

Other Income and Expense, Net (in thousands, except for percentages):

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change
Other income and expense, net	$1,620	$337	$1,283	381%

The increase in other income and expense, net during the three months ended March 31, 2023, as compared to the same period in 2022, was primarily due to an increase in interest income from significant financing components from revenue contracts, partially offset by a decrease in realized loss on marketable investments.

Provision for Income Taxes

Our provision for income taxes is based on our worldwide estimated annualized effective tax rate. For jurisdictions in which a loss is forecast but no benefit can be realized for those losses, the tax is estimated separately. In certain circumstances we also record the income tax effects of discrete transactions in the quarter in which the transaction occurred. Foreign withholding taxes, U.S. federal and state income taxes, and unrealized foreign exchange loss from the prior South Korea refund claims are the primary drivers of income tax expense and the primary reasons for cash payments of income taxes. For the three months ended March 31, 2023 and March 31, 2022, our effective tax rate varies significantly from the 21% U.S. federal tax rate due to foreign withholding taxes, state income taxes and unrealized foreign exchange loss from prior South Korea refund claims.

	Three Months Ended March 31,
	2023	2022	Increase/ (Decrease)	% Change
Provision for income taxes	$11,784	$5,517	$6,267	114%

For the three months ended March 31, 2023, we recorded an income tax expense of $11.8 million on pretax income of $40.8 million, which resulted in an effective tax rate of 28.9%. The income tax expense for the three months ended March 31, 2023 was primarily related to foreign withholding taxes, U.S. federal and state income taxes, and unrealized foreign exchange loss from the prior year South Korea refund claims, offset by U.S foreign tax credits.

For the three months ended March 31, 2022, we recorded an income tax expense of $5.5 million on pretax income of $61.4 million, which resulted in an effective tax rate of 9.0%. The income tax expense for the three months ended March 31, 2022 was primarily related to foreign withholding taxes, state income taxes, and unrealized foreign exchange loss from the prior year South Korea refund claims.

The year-over-year increase in income tax expense for the quarter ended March 31, 2023 is largely attributable to the 2022 valuation allowance for certain jurisdictions.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of our net deferred tax assets, we determined that the positive evidence outweighed the negative evidence primarily due to cumulative income from our IP Licensing business on a continuing operations basis and the expectation of sustained profitability in future periods. Accordingly, we concluded that it was more-likely-than-not that we would realize our federal and certain state deferred tax assets. As a result, during the fourth quarter of 2022, we released the valuation allowance on the federal deferred tax assets and certain state deferred tax assets. We will maintain a full valuation allowance on our foreign deferred tax asset as the expectation of future taxable income is uncertain.

Net loss from discontinued operations, net of tax

Our results of operations for the three months ended March 31, 2022 include three months of Xperi Inc.’s operations, which are presented as net loss from discontinued operations, net of tax in the Condensed Consolidated Statement of Operations. Xperi Inc.’s results of operations for the three months ended March 31, 2022 were as follows (in thousands):

Three Months Ended March 31, 2022
Revenue	$118,888
Operating expenses	135,373
Operating loss	(16,485)
Other income and expense, net	631
Loss before taxes	(15,854)
Provision for income taxes	16,016
Net loss from discontinued operations, net of tax	(31,870)
Less: net loss attributable to noncontrolling interest	(968)
Net loss attributable to discontinued operations	$(30,902)

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents for the three months ended March 31, 2023 and 2022.

	As of
(in thousands, except for percentages)	March 31, 2023	December 31, 2022
Cash and cash equivalents	$82,429	$114,555
Percentage of total assets	7%	9%

	Three Months Ended March 31,
	2023	2022
Net cash from operating activities	$63,352	$46,273
Net cash from investing activities	$(390)	$3,064
Net cash from financing activities	$(95,088)	$(35,671)

Our primary sources of liquidity and capital resources are our operating cash flows. Cash and cash equivalents were $82.4 million at March 31, 2023, a decrease of $32.1 million from $114.6 million at December 31, 2022. This decrease resulted primarily from $83.6 million in repayment of our indebtedness, $5.3 million in dividends paid, and $0.4 million of capital expenditures, partially offset by $63.4 million of cash generated from operations and $0.4 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity, while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. Our marketable debt securities are classified as available-for-sale (“AFS”) with credit losses recognized as a credit loss expense and non-credit related unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income or loss. The gross realized gains and losses on sales of marketable debt securities were immaterial during the three months ended March 31, 2023 and 2022. Unrealized losses on AFS debt securities were immaterial as of March 31, 2023 and December 31, 2022.

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the principal payment of $83.6 million made by us under the Refinanced Term B Loans during the three months ended March 31, 2023, our cash requirements have not changed materially since December 31, 2022.

We expect to continue to make additional payments on our existing debt from cash generated from operations. In addition to our cash requirements, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan.

Quarterly Dividends

In March 2023, we paid quarterly dividends of $0.05 per share of common stock. In May 2023, our board of directors (the “Board”) authorized payment of a quarterly dividend of $0.05 per share, to be paid in June 2023. We anticipate that all quarterly dividends will be paid out of cash and cash equivalents.

Stock Repurchase Plan

On June 12, 2020, our Board terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”), which provides for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through March 31, 2023, we have repurchased an aggregate of approximately 10.0 million shares of common stock at a total cost of $172.2 million at an average price of $17.24. As of March 31, 2023, the total remaining amount available for repurchase under the Plan was $77.8 million.

We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including, but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

While we expect to continue to generate cash flows from operating activities in 2023, the COVID-19 impact and macroeconomic conditions continue to present uncertainties as to the level of such cash flows as compared to prior years. We have taken actions to manage cash flows by reducing discretionary spending and other variable costs, and closely monitoring receivables and payables.

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

Cash Flows from Operating Activities

Our cash flows are presented on a consolidated basis and therefore, also include $135.0 million of cash and cash equivalents included as current assets of discontinued operations in the condensed consolidated balance sheet as of March 31, 2022.

Cash flows provided by operations were $63.4 million for the three months ended March 31, 2023, primarily due to our net income of $29.0 million being adjusted for non-cash items of amortization of intangible assets of $23.7 million, deferred income taxes of $2.4 million, amortization of debt issuance costs of $1.2 million and stock-based compensation expense of $3.6 million. These increases were partially offset by $2.5 million in changes in operating assets and liabilities including payment during the quarter of employee bonuses earned in 2022.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2023, primarily related to capital expenditures.

Net cash provided by investing activities was $3.1 million for the three months ended March 31, 2022, primarily related to maturities and sales of securities of $12.0 million, partially offset by purchases of short-term investments of $4.5 million and capital expenditures of $4.3 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of purchases of computer hardware and software, information systems, and production and test equipment. During the three months ended March 31, 2023 and 2022, we spent $0.4 million and $4.3 million on capital expenditures, respectively, and we expect capital expenditures in the remainder of 2023 to be approximately $4.6 million. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $95.1 million for the three months ended March 31, 2023 due to $83.6 million in repayment of indebtedness, $5.3 million in dividends paid, $6.6 million in repurchases of common stock, partially offset by $0.4 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

Net cash used in financing activities was $35.7 million for the three months ended March 31, 2022 due to $10.1 million in repayment of indebtedness, $5.2 million in dividends paid, and $28.3 million in repurchases of common stock, partially offset by $8.0 million in proceeds due to the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

Long-term Debt

On June 8, 2021, we amended (the “Amendment”) that certain Credit Agreement dated June 1, 2020 by and among us, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “2020 Credit Agreement”). The 2020 Credit Agreement initially provided for a five-year senior secured term B loan facility in an aggregate principal amount of $1,050 million (the “2020 Term B Loan Facility”). In connection with the Amendment, we made a voluntary prepayment of $50.6 million of the term loan outstanding under the 2020 Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a new tranche of term loans (the “Refinanced Term B Loans”) in an aggregate principal amount of $810.0 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of base rate loans, 2.50% per annum and (y) in the case of Eurodollar loans, LIBOR plus a margin of 3.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the Refinanced Term B Loans within six months of the closing date of the Amendment, (iv) an extension of the maturity to June 8, 2028, and (v) certain additional amendments, including amendments to provide us with additional flexibility under the covenant governing restricted payments. We commenced repaying quarterly installments under the Refinanced Term B Loans in the third quarter of 2021.

At March 31, 2023, $665.6 million was outstanding under the Refinanced Term B Loans with an interest rate, including amortization of debt discount and issuance costs of $18.7 million. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $30.4 million for the remainder of 2023 and $40.5 million in each year from 2024 through 2026, with the remaining principal balance of $473.3 million due in 2028. After the Separation, we own the debt under the Refinanced B Term Loans. Additionally, we paid $73.5 million during the three months ended March 31, 2023, based on certain leverage ratios and our excess cash flow generated during the year ended December 31, 2022. The payments were made earlier than required under the 2020 Credit Agreement. We are obligated to continue to pay a portion of excess cash flows on an annual basis. The Refinanced Term B Loans contain customary covenants, and as of March 31, 2023, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2023, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

See “Note 2 – Summary of Significant Accounting Policies” of the Notes to Condensed Consolidated Financial Statements for a full description of recent accounting pronouncements including the respective expected dates of adoption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For a discussion of our market risk, see Part II, Item 7A – Quantitative and Qualitative Disclosures About Market Risk in our Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce our patents and other intellectual property rights ("IP"), to enforce the terms of license agreements and to defend ourselves against claims of invalidity. We expect to continue to be involved in similar legal proceedings in the future, including proceedings regarding infringement of our patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of our license agreements.

We cannot predict the outcome of any of the proceedings described below, other than to the extent such proceedings have concluded. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations, and cash flows.

Patent Infringement Litigation

In the ordinary course of our IP licensing business, we are required to engage in litigation to protect our IP from infringement. While litigation is never our preference, and we prefer to reach mutually agreeable commercial licensing arrangements with third parties, it is sometimes a necessary step to effectively protect our investment in our IP. As a result of these lawsuits, defendants have often filed Inter Partes Review (“IPR”) petitions with the U.S. Patent and Trademark Office’s Patent Trial and Appeal Board (and other similar post-grant proceedings outside of the U.S.) seeking to invalidate one or more of our patents. We are currently engaged in multiple lawsuits with several third parties.

Videotron Patent Infringement Litigation

On June 23, 2017, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) and Adeia Media Solutions Inc. (formerly known as TiVo Solutions Inc.) (together, “Adeia Media”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”). On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy “illico” platform. Specifically, the Court found invalid each of the asserted claims related to the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, we paid $2.5 million for expense reimbursement in the fourth quarter of 2022. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On January 30, 2023, Adeia Media filed its opening memorandum of fact and law. Videotron's memorandum of fact and law was filed on April 17, 2023.

On May 21, 2021, Adeia Media filed a patent infringement complaint against Videotron in Toronto, Canada, alleging infringement of four patents (“Videotron 2”). On July 21, 2021, the Federal Court of Canada held a case management conference in Videotron 2, shortly before which Videotron filed a motion to strike various portions of the statement of claim. On March 22, 2022, the Court issued an order on Videotron’s motion to strike, dismissing the motion in its entirety. On April 1, 2022, Videotron filed an appeal of the Court’s order dismissing Videotron’s motion to strike. On June 30, 2022, the Court of Appeal issued its decision in Videotron’s appeal in which it ruled in Adeia Media’s favor and dismissed Videotron’s appeal. Discovery in the case began in August 2022. The Court has not set the trial date.

Bell and Telus Patent Infringement Litigation

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, "Bell") in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, “Telus”) in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, we accrued $2.6 million for expense reimbursement in the third quarter of 2022. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada.

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

In September 2020, the Patent Trial and Appeal Board (“PTAB”) instituted IPRs of several patents-in-suit. The parties stipulated to an order staying the litigation pending resolution of the IPR proceedings and to dismissal of claims relating to two patents. As a result, there are three patents-in-suit remaining. One patent has no IPRs pending against it and two patents are subject to IPRs. On June 9, 2021, the PTAB held oral arguments in the IPRs. On September 1, 2021, the PTAB issued final written decisions in the IPRs in which it found all challenged claims of the two patents invalid. On November 1, 2021, Adeia Semiconductor filed appeals of each of the IPR decisions with the United States Court of Appeals for the Federal Circuit. On March 22, 2023, the Federal Circuit affirmed the PTAB’s final written decision in both IPRs. The stay of the district court litigation currently remains in effect.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference herein.

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

Dated: May 8, 2023

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer