Form 10-Q
period 2023-06-30
Adeia Inc.
filed 2023-08-07
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of July 25, 2023 was 106,753,387.

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$83,217	$107,815	$200,524	$246,347
Operating expenses:
Research and development	13,116	11,010	26,127	20,660
Selling, general and administrative	26,394	34,836	49,256	68,660
Amortization expense	23,650	24,406	47,339	48,932
Litigation expense	2,334	2,842	4,956	3,920
Total operating expenses	65,494	73,094	127,678	142,172
Operating income from continuing operations	17,723	34,721	72,846	104,175
Interest expense	(15,540)	(9,440)	(31,478)	(17,869)
Other income and expense, net	1,617	431	3,237	768
Income from continuing operations before income taxes	3,800	25,712	44,605	87,074
Provision for income taxes	2,381	10,552	14,165	16,069
Net income from continuing operations	1,419	15,160	30,440	71,005
Net loss from discontinued operations, net of tax	—	(21,633)	—	(53,502)
Net income (loss)	1,419	(6,473)	30,440	17,503
Less: Net loss attributable to non-controlling interest in discontinued operations	—	(848)	—	(1,816)
Net income (loss) attributable to the Company	$1,419	$(5,625)	$30,440	$19,319
Income (loss) per share:
Basic
Continuing operations	$0.01	$0.15	$0.29	$0.69
Discontinued operations	—	(0.20)	—	(0.50)
Net income	$0.01	$(0.05)	$0.29	$0.19
Diluted
Continuing operations	$0.01	$0.14	$0.27	$0.67
Discontinued operations	—	(0.20)	—	(0.49)
Net income	$0.01	$(0.06)	$0.27	$0.18
Weighted average number of shares used in per share calculations-basic	106,464	104,001	106,027	103,841
Weighted average number of shares used in per share calculations-diluted	112,775	105,160	113,105	105,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$1,419	$(6,473)	$30,440	$17,503
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	—	(2,025)	9	(2,918)
Net unrealized losses on available-for-sale debt securities	(34)	143	(39)	22
Other comprehensive income (loss), net of tax	(34)	(1,882)	(30)	(2,896)
Comprehensive income	1,385	(8,355)	30,410	14,607
Less: Comprehensive loss attributable to noncontrolling interest	—	(848)	—	(1,816)
Comprehensive income (loss) attributable to the Company	$1,385	$(7,507)	$30,410	$16,423

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$60,470	$114,555
Available-for-sale debt securities	23,841	—
Accounts receivable, net of allowance for credit losses of $1,463 and $713, respectively	30,174	58,480
Unbilled contracts receivable, net	74,941	73,754
Other current assets	10,948	11,924
Total current assets	200,374	258,713
Long-term unbilled contracts receivable	64,986	40,705
Property and equipment, net	5,013	4,550
Operating lease right-of-use assets	5,048	5,993
Intangible assets, net	385,232	432,476
Goodwill	313,660	313,660
Long-term income tax receivable	109,733	113,679
Other long-term assets	38,561	40,750
Total assets	$1,122,607	$1,210,526
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$15,534	$8,546
Accrued liabilities	14,089	31,277
Current portion of long-term debt	36,400	109,813
Deferred revenue	20,088	17,076
Total current liabilities	86,111	166,712
Deferred revenue, less current portion	9,113	10,683
Long-term debt, net	591,482	619,580
Noncurrent operating lease liabilities	3,655	4,794
Long-term income tax payable	88,768	87,302
Other long-term liabilities	20,457	20,043
Total liabilities	799,586	909,114
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.001 par value; (2023: authorized 15,000 shares; 2022: authorized 15,000 shares and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2023: authorized 350,000 shares, issued 119,595 shares, outstanding 106,606 shares; 2022: authorized 350,000 shares, issued 117,392 shares, outstanding 105,167 shares)	119	117
Additional paid-in capital	634,954	636,266
Treasury stock at cost (2023: 12,989 shares; 2022: 12,225 shares)	(218,714)	(211,223)
Accumulated other comprehensive loss	(81)	(51)
Accumulated deficit	(93,257)	(123,697)
Total stockholders’ equity	323,021	301,412
Total liabilities and equity	$1,122,607	$1,210,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income	$30,440	$17,503
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment	769	11,371
Amortization of intangible assets	47,339	78,485
Stock-based compensation expense	8,196	32,284
Deferred income taxes	1,501	(1,641)
Amortization of debt issuance costs	2,239	2,231
Other	493	917
Changes in operating assets and liabilities:
Accounts receivable	27,708	14,820
Unbilled contracts receivable	(25,467)	(82,767)
Other assets	6,868	(1,291)
Accounts payable	6,987	6,868
Accrued and other liabilities	(16,447)	4,340
Deferred revenue	1,442	3,913
Net cash from operating activities	92,068	87,033
Cash flows from investing activities:
Purchases of property and equipment	(1,545)	(8,870)
Proceeds from sale of property and equipment	—	86
Purchases of intangible assets	(95)	(233)
Purchases of short-term investments	(23,766)	(4,490)
Proceeds from sales of investments	—	28,254
Proceeds from maturities of investments	—	26,053
Net cash from investing activities	(25,406)	40,800
Cash flows from financing activities:
Dividends paid	(10,636)	(10,418)
Repayment of debt	(103,750)	(20,250)
Proceeds from employee stock purchase program and exercise of stock options	1,130	8,059
Repurchases of common stock	—	(17,260)
Repurchases of common stock for tax withholdings on equity awards	(7,491)	(11,475)
Net cash from financing activities	(120,747)	(51,344)
Effect of exchange rate changes on cash and cash equivalents	—	(2,291)
Net increase (decrease) in cash and cash equivalents	(54,085)	74,198
Cash and cash equivalents at beginning of period	114,555	201,121
Cash and cash equivalents at end of period	$60,470	$275,319
Supplemental disclosure of cash flow information:
Interest paid	$29,009	$15,590
Income taxes paid, net of refunds	$2,840	$13,400
Unpaid purchases of property and equipment at the end of the period	$963	$822

Cash flows above are presented on a consolidated basis and therefore also include $144.8 million of cash and cash equivalents included in current assets of discontinued operations in the condensed consolidated balance sheet as of June 30, 2022. Refer to “Note 7 – Discontinued Operations” for additional information related to cash flows from discontinued operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

Three Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at April 1, 2023	106,285	$119	$635,001	12,889	$(217,783)	$(47)	$(94,676)	$322,614
Net income	—	—	—	—	—	—	1,419	1,419
Other comprehensive loss	—	—	—	—	—	(34)	—	(34)
Cash dividends paid on common stock ($0.05 per share)	—	—	(5,322)	—	—	—	—	(5,322)
Issuance of common stock in connection with employee stock purchase plan	87	—	719	—	—	—	—	719
Issuance of restricted stock, net of shares canceled	334	—	—	—	—	—	—	—
Withholding taxes related to net share settlement of restricted awards	(100)	—	—	100	(931)	—	—	(931)
Stock-based compensation expense	—	—	4,556	—	—	—	—	4,556
Balance at June 30, 2023	106,606	$119	$634,954	12,989	$(218,714)	$(81)	$(93,257)	$323,021

Six Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2023	105,167	$117	$636,266	12,225	$(211,223)	$(51)	$(123,697)	$301,412
Net income	—	—	—	—	—	—	30,440	30,440
Other comprehensive loss	—	—	—	—	—	(30)	—	(30)
Cash dividends paid on common stock ($0.10 per share)	—	—	(10,636)	—	—	—	—	(10,636)
Issuance of common stock in connection with exercise of stock options	38	—	409	—	—	—	—	409
Issuance of common stock in connection with employee stock purchase plan	87		719					719
Issuance of restricted stock, net of shares canceled	2,078	2	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(764)	—	—	764	(7,491)	—	—	(7,491)
Stock-based compensation expense	—	—	8,196	—	—	—	—	8,196
Balance at June 30, 2023	106,606	$119	$634,954	12,989	$(218,714)	$(81)	$(93,257)	$323,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended June 30, 2022	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at April 1, 2022	103,921	$116	$1,365,277	11,726	$(206,350)	$(1,766)	$207,539	$(10,169)	$1,354,647
Issuance of subsidiary shares to noncontrolling interest	—	—	(2)	—	—	—	—	2	—
Net loss	—	—	—	—	—	—	(5,625)	(848)	(6,473)
Other comprehensive loss	—	—	—	—	—	(1,882)	—	—	(1,882)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,199)	—	(5,199)
Issuance of common stock in connection with exercise of stock options	4	—	58	—	—	—	—	—	58
Issuance of restricted stock, net of shares canceled	129	—	—	—	—	—	—	—	—
Repurchases of common stock, shares exchanged	(24)	—	—	8	(407)	—	—	—	(407)
Stock-based compensation expense	—	—	15,481	—	—	—	—	—	15,481
Balance at June 30, 2022	104,030	$116	$1,380,814	11,734	$(206,757)	$(3,648)	$196,715	$(11,015)	$1,356,225

	Total Company Stockholders' Equity
Six Months Ended June 30, 2022	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2022	103,260	$113	$1,340,480	10,200	$(178,022)	$(752)	$187,814	$(9,205)	$1,340,428
Issuance of subsidiary shares to noncontrolling interest	—	—	(6)	—	—	—	—	6	—
Net income (loss)	—	—	—	—	—	—	19,319	(1,816)	17,503
Other comprehensive loss	—	—	—	—	—	(2,896)	—	—	(2,896)
Cash dividends paid on common stock ($0.10 per share)	—	—	—	—	—	—	(10,418)	—	(10,418)
Issuance of common stock in connection with exercise of stock options	5	—	63	—	—	—	—	—	63
Issuance of common stock in connection with employee stock purchase plan	739	1	7,993	—	—	—	—	—	7,994
Issuance of restricted stock, net of shares canceled	1,738	2	—	—	—	—	—	—	2
Repurchases of common stock, shares exchanged	(683)	—	—	505	(11,475)	—	—	—	(11,475)
Repurchases of common stock	(1,029)	—	—	1,029	(17,260)	—	—	—	(17,260)
Stock-based compensation expense	—	—	32,284	—	—	—	—	—	32,284
Balance at June 30, 2022	104,030	$116	$1,380,814	11,734	$(206,757)	$(3,648)	$196,715	$(11,015)	$1,356,225

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP and more than 10,000 patents and patent applications worldwide.

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

The results of operations for the three months and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or any future period and the Company makes no representations related thereto.

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2023, as compared to the significant accounting policies described in the Form 10-K.

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

In the second quarter of 2023, the Company adopted Topic 848 and modified its debt agreement to reference to other rates. The adoption did not have a material impact to the Company’s Condensed Consolidated Financial Statements.

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

Fixed-fee or Minimum Guarantee Semiconductor IP Licensing

The Company has entered into Semiconductor IP licenses that have a fixed fee or a minimum guarantee, whereby licensees pay a fixed fee for the right to incorporate the Company’s IP technologies in the licensee’s products over the license term. In contracts with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. The Company generally recognizes the full fixed fee as revenue at the beginning of the license term when the customer has the right to use the IP and begins to benefit from the license, net of the effect of any significant financing component calculated using customer-specific, risk-adjusted lending rates, with the related interest income being recognized over time on an effective rate basis. For minimum guarantee contracts where the customer exceeds the minimum, the Company recognizes revenue relating to any additional per-unit fees in the periods it believes the customer has exceeded the minimum and adjusts the revenue based on actual usage once that is reported by the customer.

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30, 2023	December 31, 2022
Unbilled contracts receivable	$74,941	$73,754
Sales commissions recorded in other current assets	576	512
Long-term unbilled contracts receivable(1)	64,986	40,705
Sales commissions recorded in other long-term assets	1,131	1,144
Total contract assets	$141,634	$116,115

(1) The long-term unbilled contracts receivable increase relates primarily to the recognition of revenue from two long-term semiconductor patent portfolio license agreements entered into during the six months ended June 30, 2023.

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

The Company allowance for credit losses at June 30, 2023 and December 31, 2022 was $1.5 million and $0.7 million, respectively and it is presented as part of accounts receivable, net in the Condensed Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$4,107	$1,356	$8,889	$2,709
Performance obligations satisfied in previous periods (1)	$1,131	$5,520	$1,884	$5,637

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

As of June 30, 2023
Revenue from contracts with performance obligations expected to be satisfied in:
2023 (remaining 6 months)	$79,492
2024	148,449
2025	143,824
2026	47,060
2027	36,556
Thereafter	76,527
Total	$531,908

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid income taxes	$7,456	$7,252
Prepaid expenses	1,477	1,924
Prepaid insurance	690	2,103
Other	1,325	645
	$10,948	$11,924

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Equipment, furniture and other	$15,231	$14,148
Leasehold improvements	5,206	5,057
	20,437	19,205
Less: accumulated depreciation and amortization	(15,424)	(14,655)
	$5,013	$4,550

Other long-term assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Long-term deferred tax assets	$33,776	$35,278
Other assets	4,785	5,472
	$38,561	$40,750

Accrued liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Employee compensation and benefits	$4,286	$6,978
Accrued expenses	2,733	12,745
Current portion of operating lease liabilities	2,230	2,108
Accrued legal fees	1,829	4,942
Current portion of guarantee (1)	600	2,431
Other	2,411	2,073
	$14,089	$31,277

(1) Refer to “Note 15 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Long-term portion of guarantee (1)	$18,505	$18,064
Other	1,952	1,979
	$20,457	$20,043

(1) Refer to “Note 15 – Commitments and Contingencies” for further detail on the nature of the guarantee.

NOTE 5 – FINANCIAL INSTRUMENTS

The Company has investments in debt securities which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and in equity securities consisting of money market funds. The Company classifies its debt securities as available-for-sale (“AFS”), which are accounted for at fair value with credit related losses recognized as a provision for credit losses in its Condensed Consolidated Statements of Operations and all non-credit related unrealized gains and losses recognized in accumulated other comprehensive income or loss in its Condensed Consolidated Balance Sheets. Under ASU 2016-01 (Topic 321), equity securities are measured at fair value with unrealized gains and losses recognized in other income and expense, net, in the Condensed Consolidated Statements of Operations.

The following is a summary of marketable securities at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Municipal Bonds and Notes	$1,836	$—	$(7)	$—	$1,829
Treasury and Agency Notes and Bills	11,312	1	(13)	—	11,300
Commercial paper	16,421	—	(23)	—	16,398
Total debt securities	29,569	1	(43)	—	29,527
Money market funds	4,333	—	—	—	4,333
Total equity securities	4,333	—	—	—	4,333
Total marketable securities	$33,902	$1	$(43)	$—	$33,860
Reported in:
Cash and cash equivalents					$10,019
Available-for-sale debt securities					$23,841
Total marketable securities					$33,860

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit losses	Estimated Fair Values
Marketable securities
Commercial paper	$29,018	$3	$(6)	$—	$29,015
Total debt securities	29,018	3	(6)	—	29,015
Money market funds	4,107	—	—	—	4,107
Total equity securities	4,107	—	—	—	4,107
Total marketable securities	$33,125	$3	$(6)	$—	$33,122
Reported in:
Cash and cash equivalents					$33,122

At June 30, 2023 and December 31, 2022, the Company had $60.5 million and $114.6 million, respectively, in cash and cash equivalents. A portion of these amounts was held in marketable securities, as shown above. The remaining balances of $50.5 million and $81.5 million at June 30, 2023 and December 31, 2022, respectively, consisted of cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the three and six months ended June 30, 2023 and 2022, respectively. Unrealized losses on AFS debt securities were immaterial as of June 30, 2023 and December 31, 2022. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company does not intend to sell the debt securities and it is more-likely-than-not that it will not be required to sell the investments before recovery of their amortized cost basis. The Company did not recognize a provision for credit losses related to its AFS debt securities for the three and six months ended June 30, 2023 and 2022, respectively. No impairment charges were recorded on the AFS debt securities for the three and six months ended June 30, 2023.

The following table summarizes the fair value and gross unrealized losses related to individual AFS debt securities at June 30, 2023 and December 31, 2022, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total		Fair Value
June 30, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Municipal Bonds and Notes	$1,829	$(7)	$—	$—	$1,829	$(7)	$—	$1,829
Treasury and Agency Notes and Bills	11,300	(13)	—	—	11,300	(13)	1,398	$9,902
Commercial paper	16,398	(23)	—	—	16,398	(23)	4,288	$12,110
Total	$29,527	$(43)	$—	$—	$29,527	$(43)	$5,686	$23,841

	Less Than 12 Months		12 Months or More		Total		Fair Value
December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Commercial paper	$29,015	$(6)	$—	$—	$29,015	$(6)	$29,015	$—

The estimated fair value of marketable debt securities by contractual maturity at June 30, 2023 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Estimated Fair Value
Due in one year or less	$29,527

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2022 and June 30, 2023.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of June 30, 2023 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$4,333	$4,333	$—	$—
Municipal bonds and notes - debt securities (2)	1,829	—	1,829	—
Treasury and agency notes and bills - debt securities (3)	11,300	—	11,300	—
Commercial paper - debt securities (3)	16,398	—	16,398	—
Total Assets	$33,860	$4,333	$29,527	$—

(1)
Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)
Reported as AFS debt securities in the Condensed Consolidated Balance Sheet
(3)
Reported as cash and cash equivalents as these were purchased with original maturities of three months or less at the date of purchase; otherwise reported as AFS debt securities in the Condensed Consolidated Balance Sheet.

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Refinanced Term B Loans (1)	627,882	623,958	729,393	700,217
Total long-term debt, net	$627,882	$623,958	$729,393	$700,217

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $17.6 million and $19.9 million as of June 30, 2023 and December 31, 2022, respectively. See “Note 9 – Debt” for additional information.

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

In connection with the Separation, the Company incurred separation costs of $43.7 million from January 1, 2020 to June 30, 2023. Separation costs primarily consist of third-party advisory, consulting, legal and professional services, IT and employee bonus costs directly related to the Separation, as well as other items that are incremental and one-time in nature. Out of these costs, $28.6 million were incurred prior to the Separation and are included in net loss from discontinued operations, net of tax. The remaining separation costs of $15.1 million were incurred after the Separation and are reflected in continuing operations within operating expenses in the Company’s Condensed Consolidated Statement of Operations. During the three and six months ended June 30, 2022, the Company incurred $3.0 and $5.8 million in separation costs, respectively, which are included in net loss from discontinued operations, net of tax. During the three and six months ended June 30, 2023, separation costs were not material.

The Company and Xperi Inc. entered into various agreements to effect the Separation and provide a framework for their on-going relationship, including a separation and distribution agreement, transition services agreement, employee matters agreement, tax matters agreement, cross business license agreement and data sharing agreement. The transition services agreement consists of services that Xperi Inc. and its subsidiaries will provide to the Company and its subsidiaries for a transitional period, as defined in the agreement. The services to be provided include back office functions and assistance with regard to administrative tasks relating to day-to-day activities as needed, including finance, accounting and tax activities, IT services, customer support, facilities services, human resources, and general corporate support, as well as pass-through services provided by certain vendors. The impact of these transition services on the Company’s Condensed Consolidated Financial Statements for the three and six months ended June 30, 2023 was not material.

Net Loss from Discontinued Operations, Net of Tax

The financial results of Xperi Inc. for the three and six months ended June 30, 2022 are presented as net loss from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. The following table presents financial results of Xperi Inc. (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenue	$126,203	$245,091
Operating expenses:
Cost of revenue	26,879	54,286
Research and development	51,368	101,607
Selling, general and administrative	37,633	74,329
Depreciation expense	5,115	10,678
Amortization expense	14,760	29,553
Litigation expense	319	994
Total operating expenses	136,074	271,447
Operating loss	(9,871)	(26,356)
Other income and expense, net	(176)	456
Loss before taxes	(10,047)	(25,900)
Provision for income taxes	11,586	27,602
Net loss from discontinued operations, net of tax	$(21,633)	$(53,502)
Less: net loss attributable to noncontrolling interest	(848)	(1,816)
Net loss attributable to discontinued operations	$(20,785)	$(51,686)

Net Cash Flows of Discontinued Operations

The following table presents selected financial information related to cash flows from discontinued operations (in thousands):

Six Months Ended June 30, 2022
Net cash from operating activities	$(2,919)
Net cash from investing activities	$(8,415)

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at June 30, 2023 and December 31, 2022 was $313.7 million. There were no changes to the carrying value of goodwill from January 1, through June 30, 2023.

Goodwill at its reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized for the three and six months ended June 30, 2023.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	June 30, 2023			December 31, 2022
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-10	$646,023	$(296,695)	$349,328	$645,928	$(270,275)	$375,653
Existing technology / content database	5-10	38,681	(38,164)	517	38,681	(36,614)	2,067
Customer contracts and related relationships	3-9	155,900	(120,540)	35,360	155,900	(101,252)	54,648
Trademarks/trade name	4-10	1,300	(1,273)	27	1,300	(1,192)	108
Total intangible assets		$841,904	$(456,672)	$385,232	$841,809	$(409,333)	$432,476

As of June 30, 2023, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2023 (remaining 6 months)	$46,210
2024	68,821
2025	52,743
2026	52,609
2027	52,258
Thereafter	112,591
$385,232

NOTE 9 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	June 30, 2023	December 31, 2022
Refinanced Term B Loans	$645,500	$749,250
Unamortized debt discount and issuance costs	(17,618)	(19,857)
	627,882	729,393
Less: current portion, net of debt discount and issuance costs	(36,400)	(109,813)
Total long-term debt, net of current portion	$591,482	$619,580

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

On May 30, 2023, the Company amended the 2020 Credit Agreement to replace the reference to LIBOR as the base rate with the reference to the Secured Overnight Financing Rate “SOFR” as administered by the Federal Reserve Bank of New York. The new reference rate is effective July 1, 2023.

The obligations under the 2020 Credit Agreement, inclusive of any changes by the Amendment, continue to be guaranteed by the Company’s wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) and continue to be secured by a lien on substantially all of the assets of the Company and the Guarantors.

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Separation did not require the Company to obtain any waivers under the 2020 Credit Agreement, and the Company completed the Separation in compliance with all of the covenants contained in the 2020 Credit Agreement. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order access an annual basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements as of June 30, 2023. The 2020 Credit Agreement, as amended, also requires the Company to make additional cash payments on an annual basis beginning in April 2023 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The additional cash payments are applied to the remaining principal balance due at final maturity. Accordingly, the Company made additional cash payments of $73.5 million during the six months ended June 30, 2023 under the excess cash flow provisions. The payments were made earlier than required under the 2020 Credit Agreement.

After the Separation, the Company remains the obligor under the Refinanced B Term Loans.

Interest Expense and Expected Principal Payments

At June 30, 2023, $645.5 million in total debt was outstanding. There were also $17.6 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Refinanced Term B Loans as of June 30, 2023, including the amortization of debt discount and issuance costs, was 9.58% and interest is payable monthly. Interest expense was $15.4 million and $31.3 million for the three and six months ended June 30, 2023, respectively. Interest expense was $9.4 million and $17.9 million for the three and six months ended June 30, 2022, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $1.1 million and $2.2 million for the three and six months ended June 30, 2023, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2022, respectively.

As of June 30, 2023, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2023 (remaining 6 months)	$20,250
2024	40,500
2025	40,500
2026	40,500
2027	40,500
Thereafter	463,250
Total	$645,500

NOTE 10 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income from continuing operations	$1,419	$15,160	$30,440	$71,005
Net loss attributable to discontinued operations	—	(20,785)	—	(51,686)
Net income attributable to the Company	$1,419	$(5,625)	$30,440	$19,319

Denominator:
Weighted average shares of common stock outstanding	106,464	104,001	106,027	103,841
Add: Effect of dilutive securities associated with options	—	1	—	1
Add: Effect of dilutive securities associated with restricted stock awards and units	6,311	1,158	7,078	1,520
Weighted average common shares - dilutive	112,775	105,160	113,105	105,362

Basic net income (loss) per share
Net income from continuing operations	$0.01	$0.15	$0.29	$0.69
Net loss attributable to discontinued operations	—	(0.20)	—	(0.50)
Net income attributable to the Company	$0.01	$(0.05)	$0.29	$0.19

Diluted net income (loss) per share
Net income from continuing operations	$0.01	$0.14	$0.27	$0.67
Net loss attributable to discontinued operations	—	(0.20)	—	(0.49)
Net income attributable to the Company	$0.01	$(0.06)	$0.27	$0.18

Anti-dilutive employee stock-based awards, excluded	1,816	7,900	613	3,800

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

A total of 16.8 million shares have been reserved for issuance under the 2020 EIP provided that each share issued pursuant to “full value” awards (i.e., stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) are counted against shares available for issuance under the 2020 EIP on a 1.5 to 1 ratio. At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company’s shareholders approved an amendment to the 2020 EIP and increased by 8.8 million the number of shares reserved for issuance.

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

As of June 30, 2023, there were 2.8 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2022	364	$13.06
Options granted	—	$—
Options exercised	(38)	$10.67
Options canceled / forfeited / expired	(35)	$11.29
Balance at June 30, 2023	291	$13.58

Restricted Stock Units

Information with respect to outstanding restricted stock units (including both time-based vesting and performance-based vesting) as of June 30, 2023 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	9,048	1,525	10,573	$10.48
Awards and units granted	1,725	731	2,456	$10.23
Awards and units vested / earned	(2,078)	—	(2,078)	$10.30
Awards and units canceled / forfeited	(270)	—	(270)	$9.79
Balance at June 30, 2023	8,425	2,256	10,681	$10.47

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

Employee Stock Purchase Plans

On June 1, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). The 2020 ESPP is implemented through consecutive overlapping 24-month offering periods, each of which is comprised of four six-month purchase periods. The first offering period commenced on September 1, 2020 and ended on August 31, 2022. Due to the Separation, the next offering period under the 2020 ESPP plan commenced on December 1, 2022. Each subsequent offering period under the 2020 ESPP will be twenty-four (24) months long and will commence on each December 1 with four six-month purchase periods. Participants may contribute up to 100% of their base earnings and commissions through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

An eligible employee’s right to buy the Company’s common stock under the 2020 ESPP may not accrue at a rate in excess of $25,000 of the fair market value of such shares per calendar year for each calendar year of an offering period. If the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of the 24-month offering period, then that offering period will automatically terminate and a new 24-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period. Due to the fair market value per share of Company’s common stock on May 31, 2023 as compared to the fair market value per share on December 1, 2022, the offering period was automatically terminated and a new 24-month offering period began on June 1, 2023 and will end on May 31, 2025.

At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company's shareholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance. As of June 30, 2023, there were 5.4 million shares reserved for grant under the Company’s 2020 ESPP.

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

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s board of directors (the “Board”). During the three and six months ended June 30, 2023 and 2022, quarterly dividends declared were $0.05 and $0.10 per common share, respectively. The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board considers relevant.

Stock Repurchase Programs

On June 12, 2020 the Board authorized a stock repurchase program providing for the repurchase of up to $150.0 million of the Company's Common Stock dependent on market conditions, share prices and other factors. On April 22, 2021, the Board authorized an additional $100.0 million of purchases under the existing stock repurchase plan.

As of June 30, 2023, the Company had repurchased a total of approximately 10.0 million shares of common stock, since inception of the plan, at an average price of $17.24 per share for a total cost of $172.2 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method.

No expiration date has been specified for this plan. As of June 30, 2023, the total remaining amount available for repurchase under this plan was $77.8 million. The Company may execute authorized repurchases from time to time under the plan.

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

The Company issues restricted stock awards as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company’s authorized share repurchase plan. During the three months ended June 30, 2023 and 2022, the Company withheld 0.1 million and 0.1 million shares of common stock to satisfy $0.9 million and $0.4 million of required withholding taxes, respectively. During the six months ended June 30, 2023 and 2022, the Company withheld 0.8 million and 0.7 million shares of common stock to satisfy $7.5 million and $11.5 million of required withholding taxes, respectively.

NOTE 12 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$736	$393	1,330	768
Selling, general and administrative	3,820	4,550	6,866	12,321
Total stock-based compensation expense	$4,556	$4,943	$8,196	$13,089

In connection with termination of employment with a former executive on March 1, 2022, the Company entered into a Separation Agreement and Release with the executive, dated February 18, 2022 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company approved, among other severance benefits, accelerated vesting of 372,244 of outstanding performance and time-based restricted stock units. As a result of this modification, the Company recorded incremental SBC of approximately $2.2 million during the six months ended June 30, 2022.

There were no options granted during the three and six months ended June 30, 2023 and 2022.

The following assumptions were used to value the restricted stock units subject to market conditions granted in the following months during the three and six months ended June 30, 2023 and 2022:

	May 2023	March 2023	June 2022	April 2022
Expected life (years)	3.0	3.0	3.0	3.0
Risk-free interest rate	3.6%	4.5%	2.8%	2.8%
Dividend yield	2.3%	1.9%	1.2%	1.2%
Expected volatility	63.3%	68.5%	37.5%	40.9%

Prior to the Separation, ESPP grants occurred in March and September. Due to the Separation, the offering period under the 2020 ESPP plan commenced on December 1, 2022, and due to the fair value of the Company’s common stock on May 31, 2023 as compared to December 1, 2022, a new offering period commenced on June 1, 2023. ESPP grants occurs in June and December, as discussed in “Note 11 – Stockholders’ Equity.”

The following assumptions were used to value the ESPP shares for these grants:

	June 2023	March 2022
Expected life (years)	2.0	2.0
Risk-free interest rate	4.3%	1.3%
Dividend yield	2.0%	1.1%
Expected volatility	63.5%	48.5%

NOTE 13 – INCOME TAXES

The Company’s income tax provision and effective tax rate for interim periods are based on its estimated annual effective tax rate adjusted for discrete items during the period. For the three and six months ended June 30, 2023, the Company recorded income tax expense of $2.4 million and $14.2 million, respectively. For the three and six months ended June 30, 2022, the Company recorded income tax expense of $10.6 million and $16.1 million, respectively. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to foreign exchange gain or loss on prior year South Korea withholding tax refund claims. The decrease in income tax expense for the three and six months ended June 30, 2023, as compared to the same period in the prior year was primarily due to a decrease in pretax income.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease cost	$539	$562	$1,110	$1,066
Variable lease cost	146	68	297	287
Total operating lease cost	$685	$630	$1,407	$1,353

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$609	$574	$1,197	$1,124
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$—	$—	$—	$1,153

	June 30, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating leases	2.72	3.19
Weighted-average discount rate:
Operating leases	5.4%	5.4%

Future minimum lease payments and related lease liabilities as of June 30, 2023 were as follows (in thousands):

Operating Lease Payments (1)
2023 (remaining 6 months)	$1,236
2024	2,525
2025	1,975
2026	291
2027	299
Thereafter	—
Total lease payments	6,326
Less: imputed interest	(441)
Present value of lease liabilities:	$5,885

Less: current obligations under leases (accrued liabilities)	2,230
Noncurrent operating lease liabilities	$3,655

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of June 30, 2023, the Company’s total future unconditional purchase obligations were approximately $3.3 million, including $1.1 million due in the remainder of 2023, $1.3 million due in 2024 and the remaining $0.9 million due in 2025.

Guarantee

Prior to the Separation, Adeia Media LLC, a subsidiary of the Company (“Adeia Media”), and a subsidiary of Xperi Inc. (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which Adeia Media guarantees the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, Adeia Media and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022, under which Adeia Media agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, the Company recognized a guarantee liability pursuant to ASC 460 “Guarantees” of $19.7 million, which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of the Company’s results of operations. The maximum potential amount of future payments subject to the guarantee is approximately $7.5 million per annum between 2023 and 2031. As of June 30, 2023 and December 31, 2022, the balance of the guarantee liability was $19.1 million and $20.5 million, respectively. During the three months and six months ended June 30, 2023, the Company made guarantee payments of $0.6 million and $1.1 million, respectively. The Company recognized other income of $0.3 million during the six months ended June 30, 2023 in the Condensed Consolidated Statement of Operations as a result of a change in the carrying value of the guarantee liability.

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

On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy illico platform. Specifically, the Court found invalid each of the asserted claims related to the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, the Company accrued and paid $2.5 million for expense reimbursement during the year ended December 31, 2022. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On January 30, 2023, Adeia Media filed its opening memorandum of fact and law. Videotron filed its memorandum of fact and law on April 17, 2023.

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, “Bell”) in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, “Telus”) in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, the Company paid $2.6 million for expense reimbursement in the second quarter of 2023. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On June 2, 2023, Adeia Media filed its opening memorandum of fact and law. The Bell and Telus memorandum of fact and law is due August 18, 2023.

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

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company changed its operational structure in the fourth quarter of 2022, resulting in one reportable segment: Intellectual Property (“IP”) Licensing. Reportable segments are identified based on the Company’s organizational structure and information reviewed by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The Company’s Chief Executive Officer is also the CODM as defined by the authoritative guidance on segment reporting.

The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
U.S. and Canada	$73,223	88%	$100,111	93%	$159,308	80%	$231,051	94%
Asia	7,363	9	5,690	5	35,983	18	11,419	5
Europe and Middle East	2,195	3	1,490	2	4,383	2	2,842	1
Other	436	—	524	—	850	—	1,035	—
	$83,217	100%	$107,815	100%	$200,524	100%	$246,347	100%

For the three months ended June 30, 2023 and 2022, there were three and two customers, respectively, that each accounted for 10% or more of total revenue. For the six months ended June 30, 2023 and 2022, there were three customers, respectively, that each accounted for 10% or more of total revenue. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Customer A	20.7%	15.9%	17.1%	14.0%
Customer B	13.3%	*	11.1%	*
Customer C	10.4%	*	*	*
Customer D	*	26.0%	*	11.4%
Customer E	*	*	10.4%	*
Customer F	*	*	*	23.0%

* denotes less than 10% of total revenue.

As of June 30, 2023, the Company had one customer representing 54% of aggregate accounts receivable. At December 31, 2022, the Company had two customers representing 36% and 29% of aggregate accounts receivable, respectively.

NOTE 17 – SUBSEQUENT EVENTS

Declaration of Cash Dividends

On July 27, 2023, the Board declared a cash dividend of $0.05 per share of common stock, payable on September 18, 2023 for the stockholders of record at the close of business on August 28, 2023.

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

This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address expected future business, financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “see,” “will,” “may,” “would,” “might,” “potentially,” “estimate,” “continue,” “target,” similar expressions or the negatives of these words or other comparable terminology that convey uncertainty of future events or outcomes. All forward-looking statements by their nature address matters that involve risks and uncertainties, many of which are beyond our control, and are not guarantees of future results. These and other forward-looking statements are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements and caution must be exercised in relying on forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to: our ability to implement our business strategy; our ability to enter into new and renewal license agreements with customers on favorable terms; our ability to retain and hire key personnel; uncertainty as to the long-term value of our common stock; legislative, regulatory and economic developments affecting our business; general economic and market developments and conditions; our ability to grow and expand our patent portfolios; changes in technology and development of competing technology in the industries in which we operate; the evolving legal, regulatory and tax regimes under which we operate; unforeseen liabilities and expenses; risks associated with our indebtedness; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, including Russia’s invasion of Ukraine, and natural disasters; our ability to achieve the intended benefits of, and our ability to recognize the anticipated tax treatment of, the recent spin-off of our product business; and the extent to which the COVID-19 pandemic continues to have an adverse impact on our business, results of operations, and financial condition will depend on future developments, including measures taken in response to the pandemic, which are highly uncertain and cannot be predicted.

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

Business Overview

On October 1, 2022, Adeia Inc. (formerly known as Xperi Holding Corporation) (“Adeia”, “we”) completed the previously announced separation (“the Separation”) of its product business into an independent, publicly-traded company, Xperi Inc. (“Xperi Inc.”). The Separation was structured as a spin-off, which was achieved through Adeia’s distribution of 100 percent of the outstanding shares of Xperi Inc.’s common stock to holders of Adeia’s common stock as of the close of business on the record date of September 21, 2022 (the “Record Date”). Each Adeia stockholder of record received four shares of Xperi Inc. common stock for every ten shares of Adeia common stock that it held on the Record Date. Following the Separation, Adeia retains no ownership interest in Xperi Inc., which is now listed under the ticker symbol “XPER” on the

New York Stock Exchange. Effective at the open of business on October 3, 2022, Adeia’s shares of common stock, par value $0.001 per share, began trading on the Nasdaq Global Select Market under the new ticker symbol “ADEA”.

Following the Separation, we are a leading IP licensing platform in the consumer and entertainment space, with a diverse portfolio of media and semiconductor intellectual property and more than 10,000 patents and patent applications worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Through our IP licensing business, we help enable extraordinary experiences at home and on the go for millions of consumers around the world, with IP that helps elevate content and improves how audiences connect with it in a way that is more intelligent, immersive and personal. Through providing the IP that helps to power smart devices, entertainment experiences and more, we have created a unified ecosystem that reaches highly-engaged consumers and uncovered new business opportunities.

Headquartered in Silicon Valley with more than 35 years of operating experience, we have approximately 130 employees, with substantially all of our employees located in the U.S.

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

Further, our operations and those of our customers have also been negatively impacted by certain trends arising out of the COVID-19 pandemic and macroeconomic, including labor market constraints, shortages of semiconductor components, decreased manufacturing capacities and delays in shipments, product development and product launches. Moreover, since the onset of the COVID-19 pandemic, United States federal, state and foreign government policies enacted to combat the pandemic have contributed to a recent rise of inflation that has increased, and may continue to increase, the cost of our operations and have had, and may continue to have, an adverse effect on demand for our customers’ products and services and in turn our licensing revenues, which has had and may continue to have an adverse effect on our financial performance.

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

Key Developments

The accounting requirements for reporting the Separation of Xperi Inc. as a discontinued operation were met when the Separation was completed on October 1, 2022. Accordingly, the financial results of Xperi Inc. for the three and six months ended June 30, 2022 are presented as net loss from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations. Unless noted otherwise, the discussion of our results of operations pertain to continuing operations.

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

In connection with the Separation, we incurred separation costs of $43.7 million from January 1, 2020 to June 30, 2023. Separation costs primarily consist of third-party advisory, consulting, legal and professional service, IT and employee bonus costs directly related to the Separation, as well as other items that are incremental and one-time in nature. Out of these costs, $28.6 million were incurred prior to the Separation and are included in net loss from discontinued operations, net of tax. The remaining separation costs of $15.1 million were incurred after the Separation and are reflected in continuing operations within operating expenses in our Condensed Consolidated Statement of Operations.

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

Financial Highlights

For the three months ended June 30, 2023:

•
Revenue was $83.2 million, a decrease of 23% from $107.8 million in the same period in 2022
•
Diluted earnings per share (EPS) was $0.01, a decrease of 93% from $0.14 in the same period in 2022
•
Net income was $1.4 million, a decrease of 91% from $15.2 million in the same period in 2022
•
Cash flows from operations were $28.7 million, a decrease of 30% from $40.8 million in the same period in 2022
•
We made $20.1 million in principal payments towards our term loan, bringing the outstanding balance to $645.5 million as of June 30, 2023

For the six months ended June 30, 2023:

•
Revenue was $200.5 million, a decrease of 19% from $246.3 million in the same period in 2022
•
Diluted earnings per share (EPS) was $0.27, a decrease of 60% from $0.67 in the same period in 2022
•
Net income was $30.4 million, a decrease of 57% from $71.0 million in the same period in 2022
•
Cash flows from operations were $92.1 million, an increase of 6% from $87.0 million in the same period in 2022
•
We made $103.8 million in principal payments towards our term loan, bringing the outstanding balance to $645.5 million as of June 30, 2023

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our intellectual property (“IP”) rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to condensed consolidated financial statements.

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Operating expenses:
Research and development	16	10	13	8
Selling, general and administrative	32	32	25	28
Amortization expense	28	23	24	20
Litigation expense	3	3	2	2
Total operating expenses	79	68	64	58
Operating income from continuing operations	21	32	36	42
Interest expense	(18)	(9)	(16)	(7)
Other income and expense, net	2	1	2	—
Income from continuing operations before income taxes	5	24	22	35
Provision for income taxes	3	10	7	6
Net income from continuing operations	2%	14%	15%	29%

Revenue (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Revenue	$83,217	$107,815	$(24,598)	(23)%	$200,524	$246,347	$(45,823)	(19)%

The decrease in revenue during the three months ended June 30, 2023, as compared to the same period in 2022, was primarily attributable to the execution of a long-term license agreement with a leading consumer electronics and OTT service provider in the second quarter of 2022 for which a meaningful portion of the total revenue was recognized in such quarter, and in part due to a decline in royalty revenue from certain Pay-TV customers.

The decrease in revenue during the six months ended June 30, 2023, as compared to the same period in 2022, was primarily attributable to the execution of a new, multi-year license agreement with Micron Technology in the first quarter of 2022, the execution of a long-term license agreement with a leading consumer electronics and OTT service provider in the second quarter of 2022, for which a meaningful portion of the total revenue was recognized in the respective quarters, and in part due to a decline in royalty revenue from certain Pay-TV customers. These declines were partially offset by the execution of two long-term license agreements with Kioxia and Western Digital in the first quarter of 2023 for which a portion of revenue was recognized up-front in such quarter.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Research and development	$13,116	$11,010	$2,106	19%	$26,127	$20,660	$5,467	26%

The increase in R&D expense during the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in patent prosecution costs associated with an increase in patent filings, professional services costs and personnel costs as a result of increased headcount.

Selling, General and Administrative (in thousands, except for percentages):

Selling, general and administrative (“SGA”) expenses consist primarily of compensation and related costs for sales and marketing personnel engaged in sales and licensee support, compensation and related costs for general management, information technology, finance personnel, corporate legal fees and expenses, facilities costs, stock-based compensation expense and professional services. Our SGA expenses, other than facilities-related expenses, are not allocated to other expense line items.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Selling, general and administrative	$26,394	$34,836	$(8,442)	(24)%	$49,256	$68,660	$(19,404)	(28)%

The decrease in SGA expense during the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to a decrease in certain general corporate overhead costs incurred prior to the Separation and that did not meet the requirements to be presented in discontinued operations. Such costs are not reflective of our on-going operations and include labor and non-labor costs related to our corporate support functions (e.g., administration, human resources, finance, accounting, tax, information technology, corporate development, legal, among others) that historically provided support to the former product business. The decrease was partially offset by an increase in advertising expense, professional services costs and personnel costs as a result of increased headcount.

Amortization Expense (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Amortization expense	$23,650	$24,406	$(756)	(3)%	$47,339	$48,932	$(1,593)	(3)%

The decrease in amortization expense during the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to certain intangible assets acquired in prior years, which became fully amortized during 2022.

Litigation Expense (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Litigation expense	$2,334	$2,842	$(508)	(18)%	$4,956	$3,920	$1,036	26%

The decrease in litigation expense during the three months ended June 30, 2023, as compared to the same period in 2022, was primarily due to a $2.2 million reserve recorded in the second quarter of 2022 for estimated expense reimbursement due to Videotron as a result of the outcome of that litigation matter, partially offset by reduced case activity.

The increase in litigation expense during the six months ended June 30, 2023, as compared to the same period in 2022, was primarily due to increased legal fees as a result of increased case activity.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

Interest Expense (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Interest expense	$15,540	$9,440	$6,100	65%	$31,478	$17,869	$13,609	76%

The increase in interest expense during the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to increased interest rates on our variable interest rate debt due to the rising interest rate environment, partially offset by a lower debt balance and amortization of debt discount and issuance costs.

We anticipate interest expense will continue to increase in the second-half of 2023, when compared to the second-half of 2022, as a result of the effect of rising interest rates on our existing variable-rate debt, partially offset by the lower debt balance and amortization of debt discount and issuance costs.

Other Income and Expense, Net (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Other income and expense, net	$1,617	$431	$1,186	275%	$3,237	$768	$2,469	321%

The increase in other income and expense, net during the three and six months ended June 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in interest income from significant financing components from revenue contracts, partially offset by a decrease in realized loss on marketable investments.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Provision for income taxes	$2,381	$10,552	$(8,171)	(77)%	$14,165	$16,069	$(1,904)	(12)%

Our income tax provision and effective tax rate for interim periods are based on the estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended June 30, 2023, we recorded an income tax expense of $2.4 million on pretax income of $3.8 million, and for the six months ended June 30, 2023, we recorded an income tax expense of $14.2 million on pretax income of $44.6 million, which resulted in effective tax rates of 61.9% and 31.8%, respectively, for the three and six months ended June 30, 2023.

For the three months ended June 30, 2022, we recorded an income tax expense of $10.6 million on pretax income of $25.7 million, and for the six months ended June 30, 2022, we recorded an income tax expense of $16.1 million on pretax income of $87.1 million, which resulted in effective tax rates of 41.0% and 18.5%, respectively, for the three and six months ended June 30, 2022.

The effective tax rate varies from the 21% U.S. federal tax rate due to foreign withholding taxes, state income taxes and unrealized foreign exchange gain or loss from prior year South Korea withholding tax refund claims. The decrease in income tax expense for the three and six months ended June 30, 2023, as compared to the same period in the prior year was primarily due to a decrease in pretax income.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. After considering the evidence to assess the recoverability of our net deferred tax assets, we concluded that it was more-likely-than-not that we would realize our federal and certain state deferred tax assets.

Net Loss from Discontinued Operations, Net of Tax

Our results of operations for the three and six months ended June 30, 2022 include three and six months of Xperi Inc.’s operations, which are presented as net loss from discontinued operations, net of tax in the Condensed Consolidated Statement of Operations. Xperi Inc.’s results of operations for the three and six months ended June 30, 2022 were as follows (in thousands):

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Revenue	$126,203	$245,091
Operating expenses	136,074	271,447
Operating loss	(9,871)	(26,356)
Other income and expense, net	(176)	456
Loss before taxes	(10,047)	(25,900)
Provision for income taxes	11,586	27,602
Net loss from discontinued operations, net of tax	(21,633)	(53,502)
Less: net loss attributable to noncontrolling interest	(848)	(1,816)
Net loss attributable to discontinued operations	$(20,785)	$(51,686)

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash, cash equivalents and short-term investments for the six months ended June 30, 2023 and 2022.

	As of
(in thousands)	June 30, 2023	December 31, 2022
Cash and cash equivalents	$60,470	$114,555
Available-for-sale debt securities	23,841	—
Total cash, cash equivalents and short-term investments	$84,311	$114,555

	Six Months Ended June 30,
	2023	2022
Net cash from operating activities	$92,068	$87,033
Net cash from investing activities	$(25,406)	$40,800
Net cash from financing activities	$(120,747)	$(51,344)

Our primary sources of liquidity and capital resources are our operating cash flows. Cash, cash equivalents and short-term investments were $84.3 million at June 30, 2023, a decrease of $30.2 million from $114.6 million at December 31, 2022. This decrease resulted primarily from $103.8 million in repayment of our indebtedness, $10.6 million in dividends paid, $23.8 million in purchases of short-term investments, and $1.5 million of capital expenditures, partially offset by $92.1 million of cash generated from operations and $1.1 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity, while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. Our marketable debt securities are classified as available-for-sale (“AFS”) with credit losses recognized as a credit loss expense and non-credit related unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income or loss. The gross realized gains and losses on sales of marketable debt securities were immaterial during the three and six months ended June 30, 2023 and 2022. Unrealized losses on AFS debt securities were immaterial as of June 30, 2023 and December 31, 2022.

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the principal payment of $103.8 million made by us under the Refinanced Term B Loans during the six months ended June 30, 2023, our cash requirements have not changed materially since December 31, 2022.

We expect to continue to make additional payments on our existing debt from cash generated from operations. In addition to our cash requirements, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan.

Quarterly Dividends

In June 2023, we paid quarterly cash dividends of $0.05 per share of common stock. In July 2023, our board of directors (the “Board”) authorized payment of a quarterly cash dividend of $0.05 per share, to be paid in September 2023.

Stock Repurchase Plan

On June 12, 2020, our Board terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”), which provides for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through June 30, 2023, we have repurchased an aggregate of approximately 10.0 million shares of common stock at a total cost of $172.2 million at an average price of $17.24. As of June 30, 2023, the total remaining amount available for repurchase under the Plan was $77.8 million. We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including, but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

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

Cash Flows from Operating Activities

Our cash flows are presented on a consolidated basis and therefore, also include $144.8 million of cash and cash equivalents included as current assets of discontinued operations in the condensed consolidated balance sheet as of June 30, 2022. Cash flows provided by operations were $92.1 million for the six months ended June 30, 2023, primarily due to our net income of $30.4 million being adjusted for non-cash items of amortization of intangible assets of $47.3 million, deferred income taxes of $1.5 million, amortization of debt issuance costs of $2.2 million and stock-based compensation expense of $8.2 million. These increases were partially offset by $1.7 million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2022.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $25.4 million for the six months ended June 30, 2023, primarily related to purchases of short-term investments of $23.8 million and capital expenditures of $1.5 million.

Net cash provided by investing activities was $40.8 million for the six months ended June 30, 2022, primarily related to maturities and sales of securities of $54.3 million, partially offset by purchases of short-term investments of $4.5 million and capital expenditures of $8.9 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of purchases of computer hardware and software, information systems, and production and test equipment. During the six months ended June 30, 2023 and 2022, we spent $1.5 million and $8.9 million on capital expenditures, respectively. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $120.7 million for the six months ended June 30, 2023 due to $103.8 million in repayment of indebtedness, $10.6 million in dividends paid, $7.5 million in repurchases of common stock for tax withholdings on equity awards, partially offset by $1.1 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

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

On May 30, 2023, we amended the 2020 Credit Agreement to replace the reference to LIBOR as the base rate with the reference to the Secured Overnight Financing Rate “SOFR” as administered by the Federal Reserve Bank of New York.

At June 30, 2023, $645.5 million was outstanding under the Refinanced Term B Loans with an interest rate, including amortization of debt discount and issuance costs of $17.6 million. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $20.3 million for the remainder of 2023 and $40.5 million in each year from 2024 through 2027, with the remaining principal balance of $463.3 million due in 2028. After the Separation, we own the debt under the Refinanced B Term Loans. Additionally, we paid $73.5 million during the six months ended June 30, 2023, based on certain leverage ratios and our excess cash flow generated during the year ended December 31, 2022. The payments were made earlier than required under the 2020 Credit Agreement. We are obligated to continue to pay a portion of excess cash flows on an annual basis. The Refinanced Term B Loans contain customary covenants, and as of June 30, 2023, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2023, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce our patents and other intellectual property rights (“IP”), to enforce the terms of license agreements and to defend ourselves against claims of invalidity. We expect to continue to be involved in similar legal proceedings in the future, including proceedings regarding infringement of our patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of our license agreements.

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

Videotron Patent Infringement Litigation

On June 23, 2017, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) and Adeia Media Solutions Inc. (formerly known as TiVo Solutions Inc.) (together, “Adeia Media”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”). On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy “illico” platform. Specifically, the Court found invalid each of the asserted claims related to the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, we paid $2.5 million for expense reimbursement in the fourth quarter of 2022. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On January 30, 2023, Adeia Media filed its opening memorandum of fact and law. Videotron filed its memorandum of fact and law on April 17, 2023.

On May 21, 2021, Adeia Media filed a patent infringement complaint against Videotron in Toronto, Canada, alleging infringement of four patents (“Videotron 2”). On July 21, 2021, the Federal Court of Canada held a case management conference in Videotron 2, shortly before which Videotron filed a motion to strike various portions of the statement of claim. On March 22, 2022, the Court issued an order on Videotron’s motion to strike, dismissing the motion in its entirety. On April 1, 2022, Videotron filed an appeal of the Court’s order dismissing Videotron’s motion to strike. On June 30, 2022, the Court of Appeal issued its decision in Videotron’s appeal in which it ruled in Adeia Media’s favor and dismissed Videotron’s appeal. Discovery in the case began in August 2022. The trial is scheduled to start on January 13, 2025.

Bell and Telus Patent Infringement Litigation

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, “Bell”) in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, “Telus”) in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, we paid $2.6 million for expense reimbursement in the second quarter of 2023. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On June 2, 2023, Adeia Media filed its opening memorandum of fact and law. The Bell and Telus memorandum of fact and law is due August 18, 2023.

On July 27, 2021, Adeia Media filed a patent infringement complaint against Bell Canada and four of its affiliates, Telefonaktiebolaget L M Ericsson, Ericsson Canada Inc., and MK Systems USA Inc. and MK Mediatech Canada Inc. (collectively, “Defendants”) in Toronto, Canada, alleging infringement of four patents (“Bell 2”). The Defendants filed a motion to strike various portions of the statement of claim in Bell 2. On March 22, 2022, the Court issued an order on Defendants’ motion to strike, dismissing-in-part and granting-in-part. On April 1, 2022, the Defendants filed a Notice of Motion to Appeal the Court’s order on Defendants’ motion to strike. On June 30, 2022, the Court of Appeal issued its decision in Defendants' appeal in which it ruled in Adeia Media's favor and dismissed Defendants’ appeal. On September 30, 2022, Defendants filed a motion for bifurcation, asking the Federal Court of Canada to bifurcate the case into two phases: a first phase related to liability and injunction and second phase addressing damages if liability is found. The Court held a hearing on the motion for bifurcation on December 12, 2022. On February 15, 2023, the Court issued an order granting the motion for bifurcation in which the Court bifurcated the liability and injunction phase from the damages quantification phase of the case. Discovery in the case began in November 2022. The trial is scheduled to start on April 28, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

Dated: August 7, 2023

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer