Form 10-Q
period 2023-09-30
Adeia Inc.
filed 2023-11-06
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2023 was 107,172,789.

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$101,397	$89,297	$301,921	$335,644
Operating expenses:
Research and development	13,768	11,534	39,895	32,194
Selling, general and administrative	21,921	34,770	71,177	103,430
Amortization expense	23,386	24,195	70,725	73,127
Litigation expense	2,205	3,156	7,161	7,076
Total operating expenses	61,280	73,655	188,958	215,827
Operating income from continuing operations	40,117	15,642	112,963	119,817
Interest expense	(15,659)	(12,444)	(47,137)	(30,313)
Other income and expense, net	1,486	860	4,723	1,628
Income from continuing operations before income taxes	25,944	4,058	70,549	91,132
Provision for income taxes	1,712	10,401	15,877	26,470
Net income (loss) from continuing operations	24,232	(6,343)	54,672	64,662
Net loss from discontinued operations, net of tax	—	(383,476)	—	(436,978)
Net income (loss)	24,232	(389,819)	54,672	(372,316)
Less: Net loss attributable to non-controlling interest in discontinued operations	—	(890)	—	(2,706)
Net income (loss) attributable to the Company	$24,232	$(388,929)	$54,672	$(369,610)
Income (loss) per share:
Basic
Continuing operations	$0.23	$(0.06)	$0.51	$0.62
Discontinued operations	—	(3.66)	—	(4.17)
Net income (loss)	$0.23	$(3.72)	$0.51	$(3.55)
Diluted
Continuing operations	$0.21	$(0.06)	$0.48	$0.61
Discontinued operations	—	(3.66)	—	(4.11)
Net income (loss)	$0.21	$(3.72)	$0.48	$(3.50)
Weighted average number of shares used in per share calculations-basic	106,902	104,510	106,322	104,066
Weighted average number of shares used in per share calculations-diluted	112,929	104,510	112,765	105,620

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$24,232	$(389,819)	$54,672	$(372,316)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	—	(1,523)	9	(4,441)
Net unrealized gain (losses) on available-for-sale debt securities	12	42	(27)	64
Other comprehensive income (loss), net of tax	12	(1,481)	(18)	(4,377)
Comprehensive income (loss)	24,244	(391,300)	54,654	(376,693)
Less: Comprehensive loss attributable to noncontrolling interest	—	(890)	—	(2,706)
Comprehensive income (loss) attributable to the Company	$24,244	$(390,410)	$54,654	$(373,987)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$51,855	$114,555
Marketable securities	30,245	—
Accounts receivable, net of allowance for credit losses of $1,463 and $713, respectively	44,191	58,480
Unbilled contracts receivable, net	83,343	73,754
Other current assets	10,150	11,924
Total current assets	219,784	258,713
Long-term unbilled contracts receivable	65,531	40,705
Property and equipment, net	5,437	4,550
Operating lease right-of-use assets	4,564	5,993
Intangible assets, net	367,146	432,476
Goodwill	313,660	313,660
Long-term income tax receivable	107,923	113,679
Other long-term assets	40,026	40,750
Total assets	$1,124,071	$1,210,526
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,136	$8,546
Accrued liabilities	18,509	31,277
Current portion of long-term debt	36,988	109,813
Deferred revenue	16,279	17,076
Total current liabilities	81,912	166,712
Deferred revenue, less current portion	11,161	10,683
Long-term debt, net	576,781	619,580
Noncurrent operating lease liabilities	3,072	4,794
Long-term income tax payable	89,248	87,302
Other long-term liabilities	18,072	20,043
Total liabilities	780,246	909,114
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.001 par value; (2023: authorized 15,000 shares; 2022: authorized 15,000 shares and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2023: authorized 350,000 shares, issued 120,359 shares, outstanding 107,096 shares; 2022: authorized 350,000 shares, issued 117,392 shares, outstanding 105,167 shares)	120	117
Additional paid-in capital	634,526	636,266
Treasury stock at cost (2023: 13,263 shares; 2022: 12,225 shares)	(221,727)	(211,223)
Accumulated other comprehensive loss	(69)	(51)
Accumulated deficit	(69,025)	(123,697)
Total stockholders’ equity	343,825	301,412
Total liabilities and equity	$1,124,071	$1,210,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$54,672	$(372,316)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment	1,151	16,759
Amortization of intangible assets	70,725	119,293
Goodwill impairment	—	354,000
Stock-based compensation expense	13,070	49,283
Deferred income taxes	2	(1,761)
Amortization of debt issuance costs	3,251	3,325
Other	107	987
Changes in operating assets and liabilities:
Accounts receivable	13,728	40,075
Unbilled contracts receivable	(34,415)	(89,636)
Other assets	9,993	7,264
Accounts payable	265	16,606
Accrued and other liabilities	(14,515)	2,508
Deferred revenue	(4,719)	(4,345)
Net cash from operating activities	113,315	142,042
Cash flows from investing activities:
Purchases of property and equipment	(1,936)	(12,576)
Proceeds from sale of property and equipment	—	86
Cash paid for acquisitions, net of cash acquired	—	(50,473)
Purchases of intangible assets	(95)	(290)
Purchases of short-term investments	(33,598)	(4,490)
Proceeds from sales of investments	—	28,254
Proceeds from maturities of investments	3,800	35,176
Net cash from investing activities	(31,829)	(4,313)
Cash flows from financing activities:
Dividends paid	(15,979)	(15,631)
Repayment of debt	(118,875)	(30,375)
Proceeds from employee stock purchase program and exercise of stock options	1,172	14,252
Repurchases of common stock	—	(17,260)
Repurchases of common stock for tax withholdings on equity awards	(10,504)	(15,325)
Net cash from financing activities	(144,186)	(64,339)
Effect of exchange rate changes on cash and cash equivalents	—	(3,419)
Net increase (decrease) in cash and cash equivalents	(62,700)	69,971
Cash and cash equivalents at beginning of period	114,555	201,121
Cash and cash equivalents at end of period	$51,855	$271,092
Supplemental disclosure of cash flow information:
Interest paid	$43,507	$26,797
Income taxes paid, net of refunds	$3,431	$22,389
Unpaid purchases of property and equipment at the end of the period	$425	$1,094
Unpaid purchases of intangible assets at the end of the period	$900	$—
Intangible assets acquired during the period	$4,400	$—
Debt acquired in a business acquisition	$—	$50,000

Cash flows above are presented on a consolidated basis and therefore also include $182.9 million of cash and cash equivalents included in current assets of discontinued operations in the condensed consolidated balance sheet as of September 30, 2022. Refer to “Note 7 – Discontinued Operations” for additional information related to cash flows from discontinued operations.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

Three Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at July 1, 2023	106,606	$119	$634,954	12,989	$(218,714)	$(81)	$(93,257)	$323,021
Net income	—	—	—	—	—	—	24,232	24,232
Other comprehensive income	—	—	—	—	—	12	—	12
Cash dividends paid on common stock ($0.05 per share)	—	—	(5,343)	—	—	—	—	(5,343)
Issuance of common stock in connection with exercise of stock options	4		41					41
Issuance of restricted stock, net of shares canceled	760	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(274)	—	—	274	(3,013)	—	—	(3,013)
Stock-based compensation expense	—	—	4,874	—	—	—	—	4,874
Balance at September 30, 2023	107,096	$120	$634,526	13,263	$(221,727)	$(69)	$(69,025)	$343,825

Nine Months Ended September 30, 2023	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2023	105,167	$117	$636,266	12,225	$(211,223)	$(51)	$(123,697)	$301,412
Net income	—	—	—	—	—	—	54,672	54,672
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Cash dividends paid on common stock ($0.15 per share)	—	—	(15,979)	—	—	—	—	(15,979)
Issuance of common stock in connection with exercise of stock options	42	—	450	—	—	—	—	450
Issuance of common stock in connection with employee stock purchase plan	87		719					719
Issuance of restricted stock, net of shares canceled	2,838	3	—	—	—	—	—	3
Withholding taxes related to net share settlement of restricted awards	(1,038)	—	—	1,038	(10,504)	—	—	(10,504)
Stock-based compensation expense	—	—	13,070	—	—	—	—	13,070
Balance at September 30, 2023	107,096	$120	$634,526	13,263	$(221,727)	$(69)	$(69,025)	$343,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended September 30, 2022	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at July 1, 2022	104,030	$116	$1,380,814	11,734	$(206,757)	$(3,648)	$196,715	$(11,015)	$1,356,225
Issuance of subsidiary shares to noncontrolling interest	—	—	1,427	—	—	—	—	(1,427)	—
Net loss	—	—	—	—	—	—	(388,929)	(890)	(389,819)
Other comprehensive loss	—	—	—	—	—	(1,481)	—	—	(1,481)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,213)	—	(5,213)
Issuance of common stock in connection with exercise of stock options	4	—	56	—	—	—	—	—	56
Issuance of common stock in connection with employee stock purchase plan	562	—	6,138	—	—	—	—	—	6,138
Issuance of restricted stock, net of shares canceled	714	1	—	—	—	—	—	—	1
Repurchases of common stock, shares exchanged	(251)	—	—	146	(3,850)	—	—	—	(3,850)
Stock-based compensation expense	—	—	16,998	—	—	—	—	—	16,998
Balance at September 30, 2022	105,059	$117	$1,405,433	11,880	$(210,607)	$(5,129)	$(197,427)	$(13,332)	$979,055
	-	-	-	-	-	-	-	-	-
	Total Company Stockholders' Equity
Nine Months Ended September 30, 2022	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2022	103,260	$113	$1,340,480	10,200	$(178,022)	$(752)	$187,814	$(9,205)	$1,340,428
Issuance of subsidiary shares to noncontrolling interest	—	—	1,421	—	—	—	—	(1,421)	—
Net loss	—	—	—	—	—	—	(369,610)	(2,706)	(372,316)
Other comprehensive loss	—	—	—	—	—	(4,377)	—	—	(4,377)
Cash dividends paid on common stock ($0.15 per share)	—	—	—	—	—	—	(15,631)	—	(15,631)
Issuance of common stock in connection with exercise of stock options	9	—	118	—	—	—	—	—	118
Issuance of common stock in connection with employee stock purchase plan	1,301	1	14,131	—	—	—	—	—	14,132
Issuance of restricted stock, net of shares canceled	2,452	3	—	—	—	—	—	—	3
Repurchases of common stock, shares exchanged	(934)	—	—	651	(15,325)	—	—	—	(15,325)
Repurchases of common stock	(1,029)	—	—	1,029	(17,260)	—	—	—	(17,260)
Stock-based compensation expense	—	—	49,283	—	—	—	—	—	49,283
Balance at September 30, 2022	105,059	$117	$1,405,433	11,880	$(210,607)	$(5,129)	$(197,427)	$(13,332)	$979,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP possessing more than 10,500 patents and patent applications worldwide.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. The results of operations for the three months and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2023 or any future period and the Company makes no representations related thereto.

Reclassification

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2023, as compared to the significant accounting policies described in the Form 10-K.

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

Revenue Details

Revenue disaggregation

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by category, market vertical and geographic location (presented in “Note 16 – Segment and Geographic Information”). This information includes revenue recognized from contracts with customers and revenue from other sources, including sales-based or usage-based royalty revenues and fees associated with releases for past infringement.

Recurring and non-recurring revenue

Recurring revenue includes the following: (i) for fixed-fee Media IP license agreements, revenue associated with rights to existing and future patented technologies during reporting periods beginning with the reporting period in which the agreement is executed through the end of the term of the agreement, which are recognized on a straight-line basis; and (ii) for per-unit or per-subscriber Media IP or Semiconductor IP royalty license agreements, revenue associated with sales-based or usage-based royalties in exchange for a license of IP, which are recognized in the period such subsequent sales or usage occurs.

Non-recurring revenue includes the following: (i) for fixed-fee or minimum guarantee Semiconductor IP license agreements, revenue in the amount of such fixed fee or minimum guarantee associated with the right to use the IP, which is recognized upon execution of the agreement; and (ii) for all license agreements, revenue in the amount of the fees associated with releases for past patent infringement or licenses, in each case with respect to reporting periods prior to the execution of the agreement, which is recognized upon execution of the agreement.

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Recurring revenue	$83,595	$86,469	$255,078	$267,428
Non-recurring revenue	17,802	2,828	46,843	68,216
Total revenue	$101,397	$89,297	$301,921	$335,644

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Media	$95,748	$84,652	$259,027	$266,518
Semiconductor	5,649	4,645	42,894	69,126
Total revenue	$101,397	$89,297	$301,921	$335,644

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2023	December 31, 2022
Unbilled contracts receivable	$83,343	$73,754
Sales commissions recorded in other current assets	594	512
Long-term unbilled contracts receivable (1)	65,531	40,705
Sales commissions recorded in other long-term assets	1,055	1,144
Total contract assets	$150,523	$116,115

(1) The long-term unbilled contracts receivable increase relates primarily to the recognition of revenue from two long-term semiconductor patent portfolio license agreements executed in the first quarter of 2023.

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

The Company allowance for credit losses at September 30, 2023 and December 31, 2022 was $1.5 million and $0.7 million, respectively and it is presented as part of accounts receivable, net in the Condensed Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023		2022	2023	2022
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$3,943		$1,149	$12,832	$3,858
Performance obligations satisfied in previous periods (1)	$16,896	(2)	$225	$13,143	$5,862

(1) Performance obligations satisfied in previous periods consist of settlements of litigation for past royalties owed pursuant to expired or terminated IP license agreements and revenue from releases for past patent infringement claims.

(2) Includes fees associated with a release for past patent infringement and revenue from periods prior to the execution of a long-term renewal contract with a global leader in the electronics industry, covering our media portfolio as it pertains to its mobile devices; the settlement of existing litigation with a leading semiconductor company for which revenue was recognized during the three months ended September 2023; and revenue from updated royalty reporting received from an existing customer relating to prior periods. The long-term renewal contract was effective as of the expiration of the prior agreement and the Company recorded revenue from this agreement in the third quarter of 2023 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements (in thousands).

As of September 30, 2023
Revenue from contracts with performance obligations expected to be satisfied in:
2023 (remaining 3 months)	$41,641
2024	158,278
2025	153,652
2026	56,888
2027	46,385
Thereafter	96,184
Total	$553,028

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid income taxes	$7,372	$7,252
Prepaid insurance	1,353	1,924
Prepaid expenses	857	2,103
Other	568	645
	$10,150	$11,924

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Equipment, furniture and other	$15,553	$14,148
Leasehold improvements	4,829	5,057
	20,382	19,205
Less: accumulated depreciation and amortization	(14,945)	(14,655)
	$5,437	$4,550

Other long-term assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Long-term deferred tax assets	$35,276	$35,278
Other assets	4,750	5,472
	$40,026	$40,750

Accrued liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Employee compensation and benefits	$7,005	$6,978
Current portion of guarantee (1)	2,400	2,431
Current portion of operating lease liabilities	2,279	2,108
Accrued legal fees	2,152	4,942
Accrued expenses	1,631	12,745
Accrued income taxes	—	358
Other	3,042	1,715
	$18,509	$31,277

(1) Refer to “Note 15 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Long-term portion of guarantee (1)	$16,135	$18,064
Other	1,937	1,979
	$18,072	$20,043

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

The following is a summary of marketable securities at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$1,854	$—	$(6)	$—	$1,848
Treasury and agency notes and bills	14,017	4	(9)	—	14,012
Commercial paper	14,404	—	(19)	—	14,385
Total debt securities	30,275	4	(34)	—	30,245
Money market funds	4,058	—	—	—	4,058
Total equity securities	4,058	—	—	—	4,058
Total marketable securities	$34,333	$4	$(34)	$—	$34,303
Reported in:
Cash and cash equivalents					$4,058
Available-for-sale debt securities					$30,245
Total marketable securities					$34,303

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit losses	Estimated Fair Values
Marketable securities
Commercial paper	$29,018	$3	$(6)	$—	$29,015
Total debt securities	29,018	3	(6)	—	29,015
Money market funds	4,107	—	—	—	4,107
Total equity securities	4,107	—	—	—	4,107
Total marketable securities	$33,125	$3	$(6)	$—	$33,122
Reported in:
Cash and cash equivalents					$33,122

At September 30, 2023 and December 31, 2022, the Company had $82.1 million and $114.6 million, respectively, in cash and cash equivalents and short-term investments. A portion of these amounts was held in marketable securities, as shown above. The remaining balances of $47.8 million and $81.5 million at September 30, 2023 and December 31, 2022, respectively, consisted of cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the three and nine months ended September 30, 2023 and 2022, respectively. Unrealized losses on AFS debt securities were immaterial as of September 30, 2023 and December 31, 2022. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company does not intend to sell the debt securities and it is more-likely-than-not that it will not be required to sell the investments before recovery of their amortized cost basis.

The Company did not recognize a provision for credit losses related to its AFS debt securities for the three and nine months ended September 30, 2023 and 2022, respectively. No impairment charges were recorded on the AFS debt securities for the three and nine months ended September 30, 2023 and 2022.

The following table summarizes the fair value and gross unrealized losses related to individual AFS debt securities at September 30, 2023 and December 31, 2022, which have been in a continuous unrealized loss position, aggregated by investment category and length of time (in thousands):

	Less Than 12 Months		12 Months or More		Total		Fair Value
September 30, 2023	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Corporate bonds and notes	$1,848	$(6)	$—	$—	$1,848	$(6)	$—	$1,848
Treasury and agency notes and bills	14,012	(5)	—	—	14,012	(5)	—	$14,012
Commercial paper	14,385	(19)	—	—	14,385	(19)	—	$14,385
Total	$30,245	$(30)	$—	$—	$30,245	$(30)	$—	$30,245

	Less Than 12 Months		12 Months or More		Total		Fair Value
December 31, 2022	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Cash and Cash Equivalents	AFS Debt Securities
Commercial paper	$29,015	$(6)	$—	$—	$29,015	$(6)	$29,015	$—

The estimated fair value of marketable debt securities by contractual maturity at September 30, 2023 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without penalties.

Estimated Fair Value
Due in one year or less	$30,245

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2022 and September 30, 2023. The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of September 30, 2023 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$4,058	$4,058	$—	$—
Corporate bonds and notes - debt securities (2)	1,848	—	1,848	—
Treasury and agency notes and bills - debt securities (3)	14,012	—	14,012	—
Commercial paper - debt securities (3)	14,385	—	14,385	—
Total Assets	$34,303	$4,058	$30,245	$—

(1)
Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)
Reported as AFS debt securities in the Condensed Consolidated Balance Sheet
(3)
Reported as AFS debt securities in the Condensed Consolidated Balance Sheet as these were purchased with original maturities of more than three months at date of purchase; otherwise reported as cash and cash equivalents.

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Refinanced Term B Loans (1)	613,769	611,467	729,393	700,217
Total long-term debt, net	$613,769	$611,467	$729,393	$700,217

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $16.6 million and $19.9 million as of September 30, 2023 and December 31, 2022, respectively. See “Note 9 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

Non-recurring Fair Value Measurements

Patents

During the third quarter of 2023, the Company renewed a long-term license agreement with a global leader in the electronics industry, covering our media portfolio as it pertains to its mobile devices. A portion of the consideration for the license agreement was in the form of patents, which the Company received in September of 2023. The Company estimated the fair value of the patents to be $4.4 million and included it as part of the transaction price for revenue recognition purposes. The fair value of these assets was measured using both the market approach – estimating the value of the acquired assets by way of comparison with other comparable transactions, and the cost approach – estimating the value of the acquired assets based on the cost it would take for the Company to create a comparable set of assets through its own research and development (“R&D”) and patent prosecution efforts. The estimated fair value of the patents represents a Level 3 fair value measurement and the value of the patents is amortized as a non-cash expense over the patents’ estimated useful lives.

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

In connection with the Separation, the Company incurred separation costs of $44.6 million from January 1, 2020 to September 30, 2023. Separation costs primarily consist of third-party advisory, consulting, legal and professional services, IT and employee bonus costs directly related to the Separation, as well as other items that are incremental and one-time in nature. Out of these costs, $28.6 million were incurred prior to the Separation and are included in net loss from discontinued operations, net of tax. The remaining separation costs of $16.0 million were incurred after the Separation and are reflected in continuing operations within operating expenses in the Company’s Condensed Consolidated Statement of Operations. During the three and nine months ended September 30, 2022, the Company incurred $11.1 and $17.0 million in separation costs, respectively, which are included in net loss from discontinued operations, net of tax. During the three and nine months ended September 30, 2023, separation costs were not material.

The Company and Xperi Inc. entered into various agreements to effect the Separation and provide a framework for their on-going relationship, including a separation and distribution agreement, transition services agreement, employee matters agreement, tax matters agreement, cross business license agreement and data sharing agreement. The transition services agreement consists of services that Xperi Inc. and its subsidiaries will provide to the Company and its subsidiaries for a transitional period, as defined in the agreement. The services to be provided include back office functions and assistance with regard to administrative tasks relating to day-to-day activities as needed, including finance, accounting and tax activities, IT services, customer support, facilities services, human resources, and general corporate support, as well as pass-through services provided by certain vendors. The impact of these transition services on the Company’s Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2023 was not material.

Net Loss from Discontinued Operations, Net of Tax

The financial results of Xperi Inc. for the three and nine months ended September 30, 2022 are presented as net loss from discontinued operations, net of tax, in the Condensed Consolidated Statements of Operations. The following table presents financial results of Xperi Inc. (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenue	$121,644	$366,735
Operating expenses:
Cost of revenue	31,403	85,689
Research and development	57,069	158,676
Selling, general and administrative	49,465	123,794
Depreciation expense	5,025	15,703
Amortization expense	16,613	46,166
Litigation expense	(73)	921
Goodwill impairment	354,000	354,000
Total operating expenses	513,502	784,949
Operating loss	(391,858)	(418,214)
Other income and expense, net	(1,154)	(698)
Loss before taxes	(393,012)	(418,912)
Provision for income taxes	(9,536)	18,066
Net loss from discontinued operations, net of tax	$(383,476)	$(436,978)
Less: net loss attributable to noncontrolling interest	(890)	(2,706)
Net loss attributable to discontinued operations	$(382,586)	$(434,272)

Transactions of Discontinued Operations

The following transactions have been included as part of discontinued operations for all the periods presented.

Business Combinations

The Company completed certain acquisitions that were accounted for as business combinations, using the acquisition method. The assets and liabilities and results of operations following the business combinations were attributed to the Company’s former product business. The results of operations are presented in the Condensed Consolidated Statements of Operations for all periods as net loss from discontinued operations, net of tax.

Vewd Software Holdings Limited

On July 1, 2022, the Company completed the acquisition of Vewd Software Holdings Limited (“Vewd” and the acquisition, the “Vewd Acquisition”), a provider of over-the-top (“OTT”) and hybrid TV solutions. The total consideration was approximately $102.9 million, consisting of approximately $52.9 million of cash and $50.0 million of debt.

Purchase Price Allocation

The Vewd Acquisition was accounted for as a business combination, using the acquisition method. The following table presents the allocation of the purchase price to the identifiable assets acquired and liabilities assumed based on their fair values at the acquisition date (in thousands):

	Estimated Useful Life (years)		Estimated Fair Value
Cash and cash equivalents			$2,684
Accounts receivable			3,341
Unbilled contracts receivable			2,335
Other current assets			1,208
Property and equipment			443
Operating lease right-of-use assets			2,020
Identifiable intangible assets:
Technology	7	28,050
Customer relationships − large	7	4,900
Customer relationships − small	4	3,500
Non-compete agreements	2	870
Trade name	5	830
Total identifiable intangible assets			38,150
Goodwill			68,115
Other long-term assets			977
Current liabilities			(6,566)
Long-term deferred tax liabilities			(8,393)
Noncurrent operating lease liabilities			(1,094)
Other long-term liabilities			(307)
Total purchase price			$102,913

The above purchase price allocation, including the purchase consideration, was based on valuations and assumptions, including potential changes to prepaid income taxes, current and non-current income taxes payable, deferred taxes, and other working capital adjustments.

Vewd Results of Operations

The results of operations and cash flows related to the Vewd Acquisition were included in the Company’s Condensed Consolidated Financial Statements for periods subsequent to July 1, 2022, and the related assets and liabilities were recorded at their estimated fair values in the Company’s Condensed Consolidated Balance Sheet as of July 1, 2022. For the three and nine months ended September 30, 2022, the acquired Vewd business contributed $2.5 million of revenue and $10.1 million of operating loss, respectively, to the Company’s operating results.

Transaction Costs

In connection with the Vewd Acquisition, the Company incurred one-time expenses such as transaction related costs and severance and retention costs. For the three and nine months ended September 30, 2022, transaction related costs, including transaction bonuses, legal and consultant fees were $4.0 million and $6.1 million, respectively. For the three and nine months ended September 30, 2022, severance and retention costs associated with the Vewd Acquisition were $2.1 million.

Supplemental Pro forma Information

The following unaudited pro forma financial information assumes the Vewd Acquisition was completed as of January 1, 2021. The unaudited pro forma financial information as presented below is for information purposes only and is based on estimates and assumptions that have been made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the Vewd Acquisition had taken place on January 1, 2021, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if the acquired operations of Vewd had been included in the Company’s Consolidated Statements of Operations as of January 1, 2021 (unaudited, in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Net loss attributable to discontinued operations	$(382,818)	$(377,614)

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

Goodwill and Identified Intangible Assets

During the three months ended September 30, 2022, indicators of potential impairment for the Company’s former product reporting unit were identified such that management concluded it was more-likely-than-not that goodwill was impaired and that a quantitative interim goodwill impairment assessment should be performed as of September 30, 2022. Indicators of potential impairment included a sustained decline in the Company’s stock price during the second half of the third quarter of 2022, reflective of rising interest rates and a continued decline in macroeconomic conditions. The Company proceeded to perform a fair value analysis of the Company’s former product reporting unit using the market capitalization approach. Under this approach, management estimated the fair value of the Company’s former product reporting unit as of September 30, 2022, using quoted market prices of the common stock of Xperi Inc., which as of October 1, 2022, comprised the former product segment of the Company, over its first ten trading days following the Separation, and a control premium representing the synergies a market participant would achieve upon obtaining control of Xperi Inc.

As a result of the fair value analysis, the Company recognized a goodwill impairment charge of $354.0 million in the third quarter of 2022, which was allocated to the Company’s former product segment and included as part of net loss from discontinued operations, net of tax in the Condensed Consolidated Statement of Operations. The Company also assessed the recoverability of indefinite-lived intangible assets related to the Company’s former product reporting unit and concluded that no impairment existed as of September 30, 2022, as its estimated fair values exceeded their carrying amounts. No impairment indicators were identified with respect to other long-lived assets.

Net Cash Flows of Discontinued Operations

The following table presents selected financial information related to cash flows from discontinued operations (in thousands):

Nine Months Ended September 30, 2022
Net cash from operating activities	$2,814
Net cash from investing activities	$(61,587)

NOTE 8 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at September 30, 2023 and December 31, 2022 was $313.7 million. There were no changes to the carrying value of goodwill from January 1, through September 30, 2023. Goodwill at its reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized for the three and nine months ended September 30, 2023.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	September 30, 2023				December 31, 2022
	Life (Years)	Gross Assets		Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-10	$651,323	(1)	$(309,894)	$341,429	$645,928	$(270,275)	$375,653
Existing technology / content database	5-10	38,681		(38,681)	—	38,681	(36,614)	2,067
Customer contracts and related relationships	3-9	155,900		(130,183)	25,717	155,900	(101,252)	54,648
Trademarks/trade name	4-10	1,300		(1,300)	—	1,300	(1,192)	108
Total intangible assets		$847,204		$(480,058)	$367,146	$841,809	$(409,333)	$432,476

(1) During the three months ended September 30, 2023, the Company acquired two portfolios of patents for an aggregate cost of $5.3 million, of which $4.4 million was obtained as consideration in a licensing agreement (see “Note 6 – Fair Value”) and $0.9 million is to be paid in cash. The Company is amortizing the asset value over a weighted average period of 8 and 10 years, respectively.

As of September 30, 2023, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2023 (remaining 3 months)	$22,991
2024	69,461
2025	53,383
2026	53,249
2027	52,898
Thereafter	115,164
$367,146

NOTE 9 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	September 30, 2023	December 31, 2022
Refinanced Term B Loans	$630,375	$749,250
Unamortized debt discount and issuance costs	(16,606)	(19,857)
	613,769	729,393
Less: current portion, net of debt discount and issuance costs	(36,988)	(109,813)
Total long-term debt, net of current portion	$576,781	$619,580

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

In connection with the June 2021 amendment (the “Amendment”), the Company made a voluntary prepayment of $50.6 million of the term loan outstanding under the 2020 Credit Agreement using cash on hand. The Amendment provided for, among other things, (i) a new tranche of term loans (the “Refinanced Term B Loans”) in an aggregate principal amount of $810.0 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of base rate loans, 2.50% per annum and (y) in the case of Eurodollar loans, LIBOR plus a margin of 3.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the Refinanced Term B Loans within six months of the closing date of the Amendment, (iv) an extension of the maturity to June 8, 2028, and (v) certain additional amendments, including amendments to provide the Company with additional flexibility under the covenant governing restricted payments. The Company commenced repaying quarterly installments under the Refinanced Term B Loans in the third quarter of 2021.

On May 30, 2023, the Company amended the 2020 Credit Agreement to replace the reference to LIBOR as the base rate with the reference to the Secured Overnight Financing Rate “SOFR” as administered by the Federal Reserve Bank of New York. The new reference rate was effective July 1, 2023.

The obligations under the 2020 Credit Agreement, inclusive of any changes by the Amendment, continue to be guaranteed by the Company’s wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) and continue to be secured by a lien on substantially all of the assets of the Company and the Guarantors.

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Separation did not require the Company to obtain any waivers under the 2020 Credit Agreement, and the Company completed the Separation in compliance with all of the covenants contained in the 2020 Credit Agreement. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order access an annual basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements as of September 30, 2023. The 2020 Credit Agreement, as amended, also requires the Company to make additional cash payments on an annual basis beginning in April 2023 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The additional cash payments are applied to the remaining principal balance due at final maturity. Accordingly, the Company made additional cash payments of $73.5 million during the nine months ended September 30, 2023 under the excess cash flow provisions. The payments under the excess cash flow provisions were made earlier than required under the 2020 Credit Agreement. After the Separation, the Company remains the obligor under the Refinanced B Term Loans.

Interest Expense and Expected Principal Payments

At September 30, 2023, the Company had $630.4 million in total debt outstanding. There were also $16.6 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Refinanced Term B Loans as of September 30, 2023, including the amortization of debt discount and issuance costs, was 9.98% and interest is payable monthly. Interest expense was $15.5 million and $46.8 million for the three and nine months ended September 30, 2023, respectively. Interest expense was $13.2 million and $31.1 million for the three and nine months ended September 30, 2022, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $1.0 million and $3.3 million for the three and nine months ended September 30, 2023, respectively, and $1.1 million and $3.3 million for the three and nine months ended September 30, 2022, respectively.

As of September 30, 2023, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2023 (remaining 3 months)	$10,125
2024	40,500
2025	40,500
2026	40,500
2027	40,500
Thereafter	458,250
Total	$630,375

NOTE 10 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income (loss) from continuing operations	$24,232	$(6,343)	$54,672	$64,662
Net loss attributable to discontinued operations	—	(382,586)	—	(434,272)
Net income (loss) attributable to the Company	$24,232	$(388,929)	$54,672	$(369,610)

Denominator:
Weighted average shares of common stock outstanding	106,902	104,510	106,322	104,066
Add: Effect of dilutive securities associated with options	1	—	—	1
Add: Effect of dilutive securities associated with restricted stock awards and units	6,025	—	6,442	1,553
Add: Effect of dilutive securities associated with employee stock purchase program	1	—	1	—
Weighted average common shares - dilutive	112,929	104,510	112,765	105,620

Basic net income (loss) per share
Net income (loss) from continuing operations	$0.23	$(0.06)	$0.51	$0.62
Net loss attributable to discontinued operations	—	(3.66)	—	(4.17)
Net income (loss) attributable to the Company	$0.23	$(3.72)	$0.51	$(3.55)

Diluted net income (loss) per share
Net income (loss) from continuing operations	$0.21	$(0.06)	$0.48	$0.61
Net loss attributable to discontinued operations	—	(3.66)	—	(4.11)
Net income (loss) attributable to the Company	$0.21	$(3.72)	$0.48	$(3.50)

Anti-dilutive employee stock-based awards, excluded	665	7,163	591	5,930

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

The 2020 EIP provides for option grants designed as either incentive stock options or non-statutory options. Options generally are granted with an exercise price not less than the value of the common stock on the grant date and have a term of ten years from the date of grant and vest over a four-year period.

The vesting criteria for restricted stock awards and restricted stock units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period, which is generally four years for time-based awards.

Assumed Plans

On June 1, 2020, the Company assumed all then-outstanding stock options, awards, and shares available and reserved for issuance under all legacy Equity Incentive Plans of TiVo (collectively, the “Assumed Plans”). Stock options assumed from the Assumed Plans generally have vesting periods of four years and a contractual term of seven years. Awards of restricted stock and restricted stock units assumed from the Assumed Plans are generally subject to a four year vesting period. The number of shares subject to stock options and restricted stock units outstanding under these plans are included in the tables below. Shares reserved under the Assumed Plans will be available for future grants. As of September 30, 2023, there were 3.8 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2022	364	$13.06
Options granted	—	$—
Options exercised	(42)	$10.73
Options canceled / forfeited / expired	(37)	$11.26
Balance at September 30, 2023	285	$13.63
Vested and Exercisable at September 30, 2023	285	$13.63

Restricted Stock Units

Information with respect to outstanding restricted stock units (including both time-based vesting and performance-based vesting) as of September 30, 2023 is as follows (in thousands, except per share amounts):

	Restricted Stock and Restricted Stock Units
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	9,048	1,525	10,573	$10.48
Awards and units granted	1,880	731	2,611	$10.21
Awards and units vested / earned	(2,806)	(32)	(2,838)	$9.88
Awards and units canceled / forfeited	(373)	(533)	(906)	$11.94
Balance at September 30, 2023	7,749	1,691	9,440	$10.44

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

At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company’s shareholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance. As of September 30, 2023, there were 5.4 million shares reserved for grant under the Company’s 2020 ESPP.

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

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s board of directors (the “Board”). During the three months ended September 30, 2023 and 2022, quarterly dividends declared were $0.05 per common share, respectively. During the nine months ended September 30, 2023 and 2022, dividends declared were $0.15 per common share in the aggregate in each period. The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board considers relevant.

Stock Repurchase Programs

On June 12, 2020 the Board authorized a stock repurchase program providing for the repurchase of up to $150.0 million of the Company's Common Stock dependent on market conditions, share prices and other factors. On April 22, 2021, the Board authorized an additional $100.0 million of purchases under the existing stock repurchase plan.

As of September 30, 2023, the Company had repurchased a total of approximately 10.0 million shares of common stock, since inception of the plan, at an average price of $17.24 per share for a total cost of $172.2 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method.

No expiration date has been specified for this plan. As of September 30, 2023, the total remaining amount available for repurchase under this plan was $77.8 million. The Company may execute authorized repurchases from time to time under the plan.

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

The Company issues restricted stock awards as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company’s authorized share repurchase plan. During the three months ended September 30, 2023 and 2022, the Company withheld 0.3 million and 0.3 million shares of common stock to satisfy $3.0 million and $3.9 million of required withholding taxes, respectively. During the nine months ended September 30, 2023 and 2022, the Company withheld 1.0 million and 0.9 million shares of common stock to satisfy $10.5 million and $15.3 million of required withholding taxes, respectively.

NOTE 12 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$767	$435	2,097	1,203
Selling, general and administrative	4,107	5,978	10,973	18,299
Total stock-based compensation expense	$4,874	$6,413	$13,070	$19,502

In connection with termination of employment with a former executive on March 1, 2022, the Company entered into a Separation Agreement and Release with the executive, dated February 18, 2022 (the “Separation Agreement”). Pursuant to the Separation Agreement, the Company approved, among other severance benefits, accelerated vesting of 372,244 of outstanding performance and time-based restricted stock units. As a result of this modification, the Company recorded incremental SBC of approximately $2.2 million during the nine months ended September 30, 2022.

There were no options granted during the three and nine months ended September 30, 2023 and 2022.

There were no restricted stock units subject to market conditions granted during the three months ended September 30, 2023 and 2022. The following assumptions were used to value the restricted stock units subject to market conditions granted during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Expected life (years)	3.0	3.0
Risk-free interest rate	3.6% − 4.5%	2.8%
Dividend yield	1.9% − 2.3%	1.2%
Expected volatility	63.3% − 68.5%	37.5% − 40.9%

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

The following assumptions were used to value the ESPP shares for these grants:

	Nine Months Ended September 30,
	2023	2022
Expected life (years)	2.0	2.0
Risk-free interest rate	4.3%	1.3%
Dividend yield	2.0%	1.1%
Expected volatility	63.5%	48.5%

NOTE 13 – INCOME TAXES

The Company’s income tax provision and effective tax rate for interim periods are based on its estimated annual effective tax rate adjusted for discrete items during the period. For the three and nine months ended September 30, 2023, the Company recorded income tax expense of $1.7 million and $15.9 million, respectively. For the three and nine months ended September 30, 2022, the Company recorded income tax expense of $10.4 million and $26.5 million, respectively. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to foreign exchange gain or loss on prior year South Korea withholding tax refund claims offset by favorable state audit settlements. The decrease in income tax expense for the three and nine months ended September 30, 2023, as compared to the same period in the prior year was primarily due to a decrease in pretax income and favorable state audit settlements.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease cost	$561	$560	$1,671	1,626
Variable lease cost	171	153	$468	440
Total operating lease cost	$732	$713	$2,139	$2,066

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$611	$565	$1,808	$1,689
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$—	$—	$—	$1,153

	September 30, 2023	December 31, 2022
Weighted-average remaining lease term (years):
Operating leases	2.49	3.19
Weighted-average discount rate:
Operating leases	5.4%	5.4%

Future minimum lease payments and related lease liabilities as of September 30, 2023 were as follows (in thousands):

Operating Lease Payments (1)
2023 (remaining 3 months)	$625
2024	2,525
2025	1,975
2026	291
2027	299
Thereafter	—
Total lease payments	5,715
Less: imputed interest	(364)
Present value of lease liabilities:	$5,351

Less: current obligations under leases (accrued liabilities)	2,279
Noncurrent operating lease liabilities	$3,072

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of September 30, 2023, the Company’s total future unconditional purchase obligations were approximately $3.1 million, including $0.6 million due in the remainder of 2023, $1.4 million due in 2024 and the remaining $1.1 million due in 2025.

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

As of September 30, 2023 and December 31, 2022, the balance of the guarantee liability was $18.5 million and $20.5 million, respectively. During the three months and nine months ended September 30, 2023, the Company made guarantee payments of $0.6 million and $1.7 million, respectively. The Company recognized other income of $0.3 million during the nine months ended September 30, 2023 in the Condensed Consolidated Statement of Operations as a result of a change in the carrying value of the guarantee liability.

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

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, “Bell”) in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, “Telus”) in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, the Company paid $2.6 million for expense reimbursement in the second quarter of 2023. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On June 2, 2023, Adeia Media filed its opening memorandum of fact and law. Bell and Telus filed a combined memorandum of fact and law on August 18, 2023. The Federal Court of Appeal of Canada has scheduled a hearing on the appeal for November 29, 2023.

On October 2, 2023, Adeia Guides Inc., Adeia Media Solutions Inc., and Adeia Media Holdings LLC (collectively, “Adeia Media”) filed a complaint against Shaw Cablesystems G.P. and Shaw Satellite G.P. (together “Shaw”) in the United States District Court for the Southern District of New York, alleging breach of contract by Shaw for failure to pay royalties owed to Adeia Media under the license agreement between the parties.

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

NOTE 16 – SEGMENT AND GEOGRAPHIC INFORMATION

Upon completion of the Separation, in the fourth quarter of 2022, the Company changed its organizational structure to operate and report in one segment: Intellectual Property (“IP”) Licensing. Reportable segments are identified based on the Company’s organizational structure and information reviewed by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The Company’s Chief Executive Officer is also the CODM as defined by the authoritative guidance on segment reporting.

The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
U.S. and Canada	$77,740	77%	$79,946	90%	$237,048	79%	$310,997	93%
Asia	21,434	21	7,242	8	57,417	19	18,661	6
Europe and Middle East	1,773	2	1,589	2	6,156	2	4,431	1
Other	450	—	520	—	1,300	—	1,555	—
	$101,397	100%	$89,297	100%	$301,921	100%	$335,644	100%

For the three months ended September 30, 2023 and 2022, there were four and two customers, respectively, that each accounted for 10% or more of total revenue. For the nine months ended September 30, 2023 and 2022, there were two and four customers, respectively, that each accounted for 10% or more of total revenue.

The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Customer A	17.0%	19.2%	17.1%	15.4%
Customer B	16.6%	*	*	*
Customer C	10.7%	*	*	*
Customer D	10.5%	13.5%	10.9%	10.6%
Customer E	*	*	*	16.9%
Customer F	*	*	*	10.1%

* denotes less than 10% of total revenue.

As of September 30, 2023, the Company had two customers representing 38% and 33% of aggregate accounts receivable, respectively. At December 31, 2022, the Company had two customers representing 36% and 29% of aggregate accounts receivable, respectively.

NOTE 17 – SUBSEQUENT EVENTS

Declaration of Cash Dividends

On October 25, 2023, the Board declared a cash dividend of $0.05 per share of common stock, payable on December 18, 2023 to the stockholders of record at the close of business on November 27, 2023.

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

This quarterly report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements, which are subject to the safe harbor provisions created by the Private Securities Litigation Reform Act of 1995. In this context, forward-looking statements often address expected future business, financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “see,” “will,” “may,” “would,” “might,” “potentially,” “estimate,” “continue,” “target,” similar expressions or the negatives of these words or other comparable terminology that convey uncertainty of future events or outcomes. All forward-looking statements by their nature address matters that involve risks and uncertainties, many of which are beyond our control, and are not guarantees of future results. These and other forward-looking statements are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements and caution must be exercised in relying on forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to: our ability to implement our business strategy; our ability to enter into new and renewal license agreements with customers on favorable terms; our ability to retain and hire key personnel; uncertainty as to the long-term value of our common stock; legislative, regulatory and economic developments affecting our business; general economic and market developments and conditions; our ability to grow and expand our patent portfolios; changes in technology and development of competing technology in the industries in which we operate; the evolving legal, regulatory and tax regimes under which we operate; unforeseen liabilities and expenses; risks associated with our indebtedness; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, [including Russia’s invasion of Ukraine], and natural disasters; our ability to achieve the intended benefits of, and our ability to recognize the anticipated tax treatment of, the recent spin-off of our product business; and the extent to which the COVID-19 pandemic continues to have an adverse impact on our business, results of operations, and financial condition will depend on future developments, including measures taken in response to the pandemic, which are highly uncertain and cannot be predicted.

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

Following the Separation, we are a leading IP licensing platform in the consumer and entertainment space, with a diverse portfolio of media and semiconductor intellectual property and more than 10,500 patents and patent applications worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Through our IP licensing business, we help enable extraordinary experiences at home and on the go for millions of consumers around the world, with IP that helps elevate content and improves how audiences connect with it in a way that is more intelligent, immersive and personal. Through providing the IP that helps to power smart devices, entertainment experiences and more, we have created a unified ecosystem that reaches highly-engaged consumers and uncovered new business opportunities.

Headquartered in Silicon Valley with more than 35 years of operating experience, we have approximately 130 employees, with substantially all of our employees located in the U.S.

Macroeconomic Conditions

The current macroeconomic environment, which has arisen in part from the effects of the COVID-19 pandemic, has had, and may continue to have, an adverse impact on our business. The impact to date has included periods of significant volatility in the markets we serve, in particular the broad consumer electronics market. The current macroeconomic environment has also caused challenges and delays in acquiring new customers and executing license renewals. These factors have negatively impacted our financial condition and results of operations, which may result in an impairment of our long-lived assets, including goodwill, and increased credit losses.

Further, our operations and those of our customers have also been negatively impacted by certain trends arising out of the COVID-19 pandemic and macroeconomic conditions including labor market constraints, shortages of semiconductor components, decreased manufacturing capacities and delays in shipments, product development and product launches. Moreover, United States federal, state and foreign government policies have contributed to a rise of inflation that has increased, and may continue to increase, the cost of our operations and have had, and may continue to have, an adverse effect on demand for our customers’ products and services and in turn our licensing revenues, which has had and may continue to have an adverse effect on our financial performance.

Although a significant portion of our revenue is derived from fixed-fee and minimum-guarantee arrangements from large, well-capitalized customers, our per-unit and variable-fee based revenue will continue to be susceptible to market volatility, labor shortages, supply chain disruptions, microchip shortages and market downturns.

Key Developments

The accounting requirements for reporting the separation of Xperi Inc. as a discontinued operation were met when the Separation was completed on October 1, 2022. Accordingly, the financial results of Xperi Inc. for the three and nine months ended September 30, 2022 are presented as net loss from discontinued operations, net of tax on the Condensed Consolidated Statements of Operations. Unless noted otherwise, the discussion of our results of operations pertain to continuing operations.

Additionally, the operating results from continuing operations for all periods presented and those prior to the Separation, include certain general corporate overhead costs that do not meet the requirements to be presented in discontinued operations, although such costs are not reflective of our on-going operations. Such general corporate overhead costs include labor and non-labor costs related to our corporate support functions (e.g., administration, human resources, finance, accounting, tax, information technology, corporate development and legal, among others) that historically provided support to Xperi Inc. prior to the Separation. In addition, discontinued operations excludes the historical intercompany balances and transactions between Adeia and Xperi Inc. that were eliminated in consolidation.

In connection with the Separation, we incurred separation costs of $44.6 million from January 1, 2020 to September 30, 2023. Separation costs primarily consist of third-party advisory, consulting, legal and professional service, IT and employee bonus costs directly related to the Separation, as well as other items that are incremental and one-time in nature. Out of these costs, $28.6 million were incurred prior to the Separation and are included in net loss from discontinued operations, net of tax. The remaining separation costs of $16.0 million were incurred after the Separation and are reflected in continuing operations within operating expenses in our Condensed Consolidated Statement of Operations.

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

Financial Highlights

For the three months ended September 30, 2023:

•
Revenue was $101.4 million, an increase of 14% from $89.3 million in the same period in 2022
•
Diluted earnings per share (EPS) from continuing operations was $0.21, an increase of 450% from diluted loss per share of $0.06 in the same period in 2022
•
Net income from continuing operations was $24.2 million, an increase of 484% from net loss from continuing operations of $6.3 million in the same period in 2022
•
We made $15.1 million in principal payments towards our term loan, bringing the outstanding balance to $630.4 million as of September 30, 2023

For the nine months ended September 30, 2023:

•
Revenue was $301.9 million, a decrease of 10% from $335.6 million in the same period in 2022
•
Diluted earnings per share (EPS) from continuing operations was $0.48, a decrease of 22% from $0.61 in the same period in 2022
•
Net income from continuing operations was $54.7 million, a decrease of 15% from $64.7 million in the same period in 2022
•
Cash flows from operations were $113.3 million, a decrease of 20% from $142.0 million in the same period in 2022
•
We made $118.9 million in principal payments towards our term loan, bringing the outstanding balance to $630.4 million as of September 30, 2023

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our intellectual property (“IP”) rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to condensed consolidated financial statements.

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	100%	100%	100%	100%
Operating expenses:
Research and development	14	13	13	10
Selling, general and administrative	22	39	24	31
Amortization expense	23	27	23	22
Litigation expense	2	4	2	2
Total operating expenses	61	83	62	65
Operating income from continuing operations	39	17	38	35
Interest expense	(15)	(14)	(16)	(9)
Other income and expense, net	2	1	2	1
Income from continuing operations before income taxes	26	4	24	27
Provision for income taxes	2	12	5	8
Net income (loss) from continuing operations	24%	(8)%	19%	19%

Revenue (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Revenue	$101,397	$89,297	$12,100	14%	$301,921	$335,644	$(33,723)	(10)%

The increase in revenue during the three months ended September 30, 2023, as compared to the same period in 2022, was primarily attributable to the execution of a long-term renewal contract with Samsung in the third quarter of 2023, covering our media portfolio as it pertains to its mobile devices.

The decrease in revenue during the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily attributable to the execution of a new, multi-year license agreement with Micron Technology in the first quarter of 2022, the execution of a long-term license agreement with a leading consumer electronics and OTT service provider in the second quarter of 2022, for which a meaningful portion of the total revenue was recognized in the respective quarters, and in part due to a decline in royalty revenue from certain Pay-TV customers. These declines were partially offset by the execution of two long-term license agreements with Kioxia and Western Digital in the first quarter of 2023 for which a portion of revenue was recognized up-front in such quarter and the execution of a long-term renewal contract with Samsung in the third quarter of 2023, covering our media portfolio as it pertains to its mobile devices.

Recurring revenues for the three months ended September 30, 2023 and 2022 were $83.6 million and $86.5 million, respectively. The decrease of $2.9 million in recurring revenues during the three months ended September 30, 2023, as compared to the same period in 2022, was primarily attributable a decline in royalty revenue from certain Pay-TV customers.

Non-recurring revenues for the three months ended September 30, 2023 and 2022 were $17.8 million and $2.8 million, respectively. The increase of $15.0 million in non-recurring revenues during the three months ended September 30, 2023, as compared to the same period in 2022, was primarily attributable to fees associated with a release for past infringement and revenue from periods prior to the execution of the long-term renewal of a license agreement with Samsung in the third quarter of 2023, revenue from the settlement of litigation and revenue from updated royalty reporting received from an existing customer relating to prior periods.

Recurring revenues for the nine months ended September 30, 2023 and 2022 were $255.1 million and $267.4 million, respectively. The decrease of $12.3 million in recurring revenues during the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily attributable to a decline in royalty revenue from certain Pay-TV customers.

Non-recurring revenues for the nine months ended September 30, 2023 and 2022 were $46.8 million and $68.2 million, respectively. The decrease of $21.4 million in non-recurring revenues during the nine months ended September 30, 2023, as compared to the same period in 2022, was primarily attributable to the execution of a new, multi-year license agreement with Micron Technology in the first quarter of 2022, the execution of a long-term license agreement with a leading consumer electronics and OTT service provider in the second quarter of 2022, partially offset by the execution of long-term license agreements with Kioxia and Western Digital, respectively, in the first quarter of 2023, the execution of the long-term renewal of a license agreement with Samsung in the third quarter of 2023, revenue from the settlement of litigation and revenue from updated royalty reporting received from an existing customer relating to prior period.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Research and development	$13,768	$11,534	$2,234	19%	$39,895	$32,194	$7,701	24%

The increase in R&D expense during the three and nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to an increase in patent prosecution costs associated with an increase in patent filings, professional services costs and personnel costs as a result of increased headcount.

Selling, General and Administrative (in thousands, except for percentages):

Selling, general and administrative (“SG&A”) expenses consist primarily of compensation and related costs for sales and marketing personnel engaged in sales and licensee support, compensation and related costs for general management, information technology, finance personnel, corporate legal fees and expenses, facilities costs, stock-based compensation expense and professional services.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Selling, general and administrative	$21,921	$34,770	$(12,849)	(37)%	$71,177	$103,430	$(32,253)	(31)%

The decrease in SG&A expense during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to a decrease in certain general corporate overhead costs incurred prior to the Separation that did not meet the requirements to be presented in discontinued operations. Such costs are not reflective of our on-going operations and include labor and non-labor costs related to our corporate support functions (e.g., administration, human resources, finance, accounting, tax, information technology, corporate development, legal, among others) that historically provided support to the former product business. The decrease was partially offset by an increase in advertising expense, professional services costs and personnel costs as a result of increased headcount.

Amortization Expense (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Amortization expense	$23,386	$24,195	$(809)	(3)%	$70,725	$73,127	$(2,402)	(3)%

The decrease in amortization expense during the three and nine months ended September 30, 2023, as compared to the same period in 2022, was primarily due to certain intangible assets acquired in prior years, which became fully amortized during 2022.

Litigation Expense (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Litigation expense	$2,205	$3,156	$(951)	(30)%	$7,161	$7,076	$85	1%

The decrease in litigation expense during the three months ended September 30, 2023, as compared to the same period in 2022, was primarily due to a $2.5 million reserve recorded in the third quarter of 2022 for estimated expense reimbursement owed to the Bell and Telus as a result of the expected outcome of that litigation matter, partially offset by increased legal fees during 2023 as a result of increased case activity.

Litigation expense was relatively consistent for the nine months ended September 30, 2023 and September 30, 2022, respectively.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

Interest Expense (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Interest expense	$15,659	$12,444	$3,215	26%	$47,137	$30,313	$16,824	56%

The increase in interest expense during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to increased interest rates on our variable interest rate debt due to the rising interest rate environment, partially offset by a lower debt balance and amortization of debt discount and issuance costs.

We anticipate interest expense will continue to increase in the fourth quarter of 2023, when compared to the same period in 2022, as a result of the effect of rising interest rates on our existing variable-rate debt, partially offset by the lower debt balance and amortization of debt discount and issuance costs.

Other Income and Expense, Net (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Other income and expense, net	$1,486	$860	$626	73%	$4,723	$1,628	$3,095	190%

The increase in other income and expense, net during the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was primarily due to an increase in interest income from significant financing components from revenue contracts.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	% Change	2023	2022	Increase/ (Decrease)	% Change
Provision for income taxes	$1,712	$10,401	$(8,689)	(84)%	$15,877	$26,470	$(10,593)	(40)%

Our income tax provision and effective tax rate for interim periods are based on the estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended September 30, 2023, we recorded an income tax expense of $1.7 million on pretax income of $25.9 million, and for the nine months ended September 30, 2023, we recorded an income tax expense of $15.9 million on pretax income of $70.5 million, which resulted in effective tax rates of 6.6% and 22.5%, respectively, for the three and nine months ended September 30, 2023.

For the three months ended September 30, 2022, we recorded an income tax expense of $10.4 million on pretax income of $4.1 million, and for the nine months ended September 30, 2022, we recorded an income tax expense of $26.5 million on pretax income of $91.1 million, which resulted in effective tax rates of 256.3% and 29.0%, respectively, for the three and nine months ended September 30, 2022.

The effective tax rate varies from the 21% U.S. federal tax rate due to foreign withholding taxes, state income taxes, unrealized foreign exchange gain or loss from prior year South Korea withholding tax refund claims, and favorable state audit settlements. The decrease in income tax expense for the three and nine months ended September 30, 2023, as compared to the same period in the prior year was primarily due to a decrease in pretax income and favorable state audit settlements.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. After considering the evidence to assess the recoverability of our net deferred tax assets, we concluded that it was more-likely-than-not that we would realize our federal and certain state deferred tax assets.

Net Loss from Discontinued Operations, Net of Tax

Our results of operations for the three and nine months ended September 30, 2022 include three and nine months of Xperi Inc.’s operations, which are presented as net loss from discontinued operations, net of tax in the Condensed Consolidated Statement of Operations.

Xperi Inc.’s results of operations for the three and nine months ended September 30, 2022 were as follows (in thousands):

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Revenue	$121,644	$366,735
Operating expenses	513,502	784,949
Operating loss	(391,858)	(418,214)
Other income and expense, net	(1,154)	(698)
Loss before taxes	(393,012)	(418,912)
Provision for income taxes	(9,536)	18,066
Net loss from discontinued operations, net of tax	(383,476)	(436,978)
Less: net loss attributable to noncontrolling interest	(890)	(2,706)
Net loss attributable to discontinued operations	$(382,586)	$(434,272)

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash, cash equivalents and short-term investments for the nine months ended September 30, 2023 and 2022.

	As of
(in thousands)	September 30, 2023	December 31, 2022
Cash and cash equivalents	$51,855	$114,555
Marketable securities	30,245	—
Total cash, cash equivalents and short-term investments	$82,100	$114,555

	Nine Months Ended September 30,
	2023	2022
Net cash from operating activities	$113,315	$142,042
Net cash from investing activities	$(31,829)	$(4,313)
Net cash from financing activities	$(144,186)	$(64,339)

Our primary sources of liquidity and capital resources are our operating cash flows. Cash, cash equivalents and short-term investments were $82.1 million at September 30, 2023, a decrease of $32.5 million from $114.6 million at December 31, 2022. This decrease resulted primarily from $118.9 million in repayment of our indebtedness, $16.0 million in dividends paid, $33.6 million in purchases of short-term investments, $10.5 million in repurchases of common stock for tax withholdings on equity awards, and $1.9 million of capital expenditures, partially offset by $113.3 million of cash generated from operations, $3.8 million in proceeds from maturities of investments, and $1.2 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity, while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. Our marketable debt securities are classified as available-for-sale (“AFS”) with credit losses recognized as a credit loss expense and non-credit related unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income or loss. The gross realized gains and losses on sales of marketable debt securities were immaterial during the three and nine months ended September 30, 2023 and 2022. Unrealized losses on AFS debt securities were immaterial as of September 30, 2023 and December 31, 2022.

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022. Other than the principal payment of $118.9 million made by us under the Refinanced Term B Loans during the nine months ended September 30, 2023, our cash requirements have not changed materially since December 31, 2022.

We expect to continue to make additional payments on our existing debt from cash generated from operations. In addition to our cash requirements, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan.

Quarterly Dividends

In September 2023, we paid quarterly cash dividends of $0.05 per share of common stock. In October 2023, our board of directors (the “Board”) authorized payment of a quarterly cash dividend of $0.05 per share, to be paid in December 2023.

Stock Repurchase Plan

On June 12, 2020, our Board terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”), which provides for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through September 30, 2023, we have repurchased an aggregate of approximately 10.0 million shares of common stock at a total cost of $172.2 million at an average price of $17.24. As of September 30, 2023, the total remaining amount available for repurchase under the Plan was $77.8 million. We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including, but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

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

Cash Flows from Operating Activities

Our cash flows are presented on a consolidated basis and therefore, also include $182.9 million of cash and cash equivalents included as current assets of discontinued operations in the condensed consolidated balance sheet as of September 30, 2022. Cash flows provided by operations were $113.3 million for the nine months ended September 30, 2023, primarily due to our net income of $54.7 million being adjusted for non-cash items of amortization of intangible assets of $70.7 million, amortization of debt issuance costs of $3.3 million and stock-based compensation expense of $13.1 million. These increases were partially offset by $29.6 million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2022.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $31.8 million for the nine months ended September 30, 2023, primarily related to purchases of short-term investments of $33.6 million, capital expenditures of $1.9 million and proceeds from maturities of investments of $3.8 million.

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

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of purchases of computer hardware and software, information systems, and production and test equipment. During the nine months ended September 30, 2023 and 2022, we spent $1.9 million and $12.6 million on capital expenditures, respectively. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $144.2 million for the nine months ended September 30, 2023 due to $118.9 million in repayment of indebtedness, $16.0 million in dividends paid, $10.5 million in repurchases of common stock for tax withholdings on equity awards, partially offset by $1.1 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

Net cash used in financing activities was $64.3 million for the nine months ended September 30, 2022 primarily due to $30.4 million in repayment of indebtedness, $15.6 million in dividends paid, $17.3 million in repurchases of common stock, and $15.3 million in repurchases of common stock for tax withholdings on equity awards, partially offset by $14.3 million in proceeds due to the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

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

At September 30, 2023, $630.4 million was outstanding under the Refinanced Term B Loans with an interest rate, including amortization of debt discount and issuance costs of $16.6 million. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $10.1 million for the remainder of 2023 and $40.5 million in each year from 2024 through 2027, with the remaining principal balance of $458.3 million due in 2028. After the Separation, we own the debt under the Refinanced B Term Loans. Additionally, we paid $73.5 million during the nine months ended September 30, 2023, based on certain leverage ratios and our excess cash flow generated during the year ended December 31, 2022. The payments under the excess cash flow provisions were made earlier than required under the 2020 Credit Agreement. We are obligated to continue to pay a portion of excess cash flows on an annual basis. The Refinanced Term B Loans contain customary covenants, and as of September 30, 2023, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2023, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to the Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce our patents and other intellectual property (“IP”) rights, to enforce the terms of license agreements and to defend ourselves against claims of invalidity. We expect to continue to be involved in similar legal proceedings in the future, including proceedings regarding infringement of our patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of our license agreements.

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

Videotron Patent Infringement Litigation

On June 23, 2017, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) and Adeia Media Solutions Inc. (formerly known as TiVo Solutions Inc.) (together, “Adeia Media”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”). On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy “illico” platform. Specifically, the Court found invalid each of the asserted claims related to the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, we paid $2.5 million for expense reimbursement in the fourth quarter of 2022. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On January 30, 2023, Adeia Media filed its opening memorandum of fact and law. Videotron filed its memorandum of fact and law on April 17, 2023. The Federal Court of Appeal of Canada has scheduled a hearing on the appeal for November 28, 2023.

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

Bell and Telus Patent Infringement Litigation

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, “Bell”) in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, “Telus”) in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its decision in the two cases finding in favor of Bell and Telus and their respective IPTV services,

Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, we paid $2.6 million for expense reimbursement in the second quarter of 2023. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On June 2, 2023, Adeia Media filed its opening memorandum of fact and law. Bell and Telus filed a combined memorandum of fact and law on August 18, 2023. The Federal Court of Appeal of Canada has scheduled a hearing on the appeal for November 29, 2023.

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

In September 2020, the Patent Trial and Appeal Board (“PTAB”) instituted IPRs of several patents-in-suit. The parties stipulated to an order staying the litigation pending resolution of the IPR proceedings and to dismissal of claims relating to two patents. As a result, there are three patents-in-suit remaining. One patent has no IPRs pending against it and two patents are subject to IPRs. On June 9, 2021, the PTAB held oral arguments in the IPRs. On September 1, 2021, the PTAB issued final written decisions in the IPRs in which it found all challenged claims of the two patents invalid. On November 1, 2021, Adeia Semiconductor filed appeals of each of the IPR decisions with the United States Court of Appeals for the Federal Circuit. On March 22, 2023, the Federal Circuit affirmed the PTAB’s final written decision in both IPRs. The parties reached a settlement and all remaining claims were dismissed pursuant to a joint stipulation of dismissal filed by the parties on September 11, 2023.

Litigation

Shaw Breach of Contract Litigation

On October 2, 2023, Adeia Guides Inc., Adeia Media Solutions Inc., and Adeia Media Holdings LLC (collectively, “Adeia Media”) filed a complaint against Shaw Cablesystems G.P. and Shaw Satellite G.P. (together “Shaw”) in the United States District Court for the Southern District of New York, alleging breach of contract by Shaw for failure to pay royalties owed to Adeia Media under the license agreement between the parties. No dates have been set.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2022, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

Dated: November 6, 2023

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer