Form 10-K
period 2023-12-31
Adeia Inc.
filed 2024-02-23
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2023 was approximately $705,678,144 (based on the closing sale price of the registrant’s common stock as reported on The Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 7, 2024 was 107,424,894.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2023 fiscal year and are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

ADEIA INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on information available to the Company as of the date hereof, as well as the Company’s current expectations, assumptions, estimates and projections that involve risks and uncertainties. In this context, forward-looking statements often address expected future business, financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “see,” “will,” “may,” “would,” “might,” “potentially,” “estimate,” “continue,” “target,” similar expressions or the negatives of these words or other comparable terminology that convey uncertainty of future events or outcomes. All forward-looking statements by their nature address matters that involve risks and uncertainties, many of which are beyond the Company’s control, and are not guarantees of future results. Forward-looking statements are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements and caution must be exercised in relying on forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to: the Company’s ability to implement its business strategy; the Company’s ability to enter into new and renewal license agreements with customers on favorable terms; the Company’s ability to retain and hire key personnel; uncertainty as to the long-term value of the Company’s common stock; legislative, regulatory and economic developments affecting the Company’s business; general economic and market developments and conditions; the Company’s ability to grow and expand its patent portfolios; changes in technology and development of new technology in the industries in which the Company operates; the evolving legal, regulatory and tax regimes under which the Company operates; unforeseen liabilities and expenses; risks associated with the Company’s indebtedness; the Company’s ability to achieve the intended benefits of, and its ability to recognize the tax treatment of, the spin-off of its product business; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, natural disasters and future outbreaks or pandemics, each of which may have an adverse impact on the Company’s business, results of operations, and financial condition.

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

We have a long history of innovation across a diverse set of applications and technologies and have grown an IP portfolio of approximately 10,950 media and semiconductor patent assets, which are specifically designed to meet the evolving needs of businesses and consumers. Our media portfolio covers fundamental aspects of the entertainment experience across platforms, including how users search, save, stream, discover, consume, personalize and interact with content. Many of our media solutions have become ubiquitous across the industry and are being incorporated into emerging solutions that span new and adjacent markets. Our semiconductor portfolio is comprised of patents and technology know-how that enable the new era in semiconductors, including the next generation of logic and memory semiconductors that are powering the increasing demand for generative artificial intelligence applications. Our semiconductor portfolio generally covers three fundamental technology areas, hybrid bonding (or Direct Bond Interconnect (DBI)), advanced processing nodes, and advanced packaging solutions. Specifically, our portfolio enables us to address the semiconductor market demands of higher bandwidth, improved compute performance and cost management in heterogeneous integration.

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

Following the Separation, Xperi Inc. became an independent, publicly-traded company, and we retain no ownership interest in Xperi Inc. Xperi Inc.’s historical financial results for periods prior to the Separation are reflected in our consolidated financial statements as discontinued operations for the periods presented. For further details, refer to “Note 9 – Discontinued Operations”, in Notes to Consolidated Financial Statements in Item 8 of Part II of this Annual Report on Form 10-K.

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

Enabling a Truly Personalized Media Experience

Innovations that Shape How Consumers Explore, Experience, and Enhance Video

High Performance Computing/ Content Storage
Over-the-Top
Interactive Programming Guide
E-Commerce
Ad-Tech
Video on Demand
Multi-screen
Computer Vision
Social
DVR
Search & Recommendations
Voice Interactivity

We license our patented media innovations for use with traditional linear television, both in North America and internationally, as well as in connection with OTT and social media services that provide access to entertainment inside and outside the home on a broad array of devices. We believe the continued growth of video consumption, the evolution of how consumers explore and experience video, and the need for content storage and high-performance computing present new opportunities for us to continue to develop patentable innovations, expand the industries we serve and license additional patent rights.

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

Recently, we have also launched a co-optimization effort that builds on our core fundamental semiconductor IP. Co-optimization is a holistic approach whereby the circuit design, process design and system design are optimized simultaneously. We believe that co-optimization is necessary given the limitations of Moore’s Law and that we are uniquely positioned to capitalize on this need given our existing portfolio of semiconductor technologies.

IP Portfolio Licensing Markets

Our business has a strong foundation of recurring, annual revenue. That revenue is derived from licensing our patent portfolios across multiple markets, including:

•
Multichannel Video Programming Distributors (“MVPD”): includes cable, satellite and telecommunications television providers that aggregate and distribute linear content over their own networks (MVPDs), as well as television providers that aggregate and stream linear content over broadband networks (virtual MVPDs). Customers typically pay us a monthly per-subscriber fee and include many of the leading MVPDs and virtual MVPDs such as Altice USA (including Optimum), AT&T (including DirecTV and DirecTV Stream), Charter, Comcast (including Sky), Cox, DISH Network (including Sling TV), Google (including YouTube TV), Verizon and Vodafone.
•
OTT Video Service Providers: includes subscription video-on-demand (“SVOD”) and free advertising-supported streaming service (FAST) providers that offer online services and devices that enable internet streaming and downloading of movies, television shows, music and other types of media content, as well as content providers, networks and media companies that provide content directly to consumers through a variety of business models. Customers have typically paid us fixed fees for specified periods of time and include some of the leading media companies and services including DAZN, Google (including YouTube), Starz and Peacock.
•
Consumer Electronics (“CE”) Manufacturers: includes producers of content access points such as smart televisions, streaming media devices, video game consoles, mobile devices, content storage devices and other connected media devices. Our CE licenses are typically structured as license fees based on the number of units licensed, for specified products, in defined territories. Our agreements with some of the larger CE manufacturers generally allow customers to ship an unlimited number of units, provided they pay us fixed fees for specified periods of time. Select customers include Panasonic, Roku, Samsung and TCL.
•
Social Media Companies: includes social media companies that allow users to stream and upload user-generated content, often leveraging a variety of computer vision technologies. Customers have typically paid us fixed fees for specified periods of time and include several of the leading social media companies.

•
Semiconductors: includes providers of memory, logic, sensors, and radio frequency (“RF”) devices commonly used in electronic products such as mobile phones, laptops, PCs, game consoles and servers. Our agreements with our semiconductor customers can include fixed fees, per-unit fees, milestone based fees, or a combination of these fees. These agreements are typically for specified periods of time, and our customers include Kioxia, Micron, OmniVision, Samsung, SK hynix, Sony, UMC and Western Digital.

We continue to grow our business with several specific opportunities, including:

•
Greater penetration in OTT: The OTT market is currently experiencing explosive growth. For example, the leading provider of SVOD now has worldwide subscribers in excess of 200 million. While these services have significantly lower ARPUs as compared to traditional Pay-TV, the scale of the overall OTT video market continues to grow and presents an increasingly important licensing opportunity for our business. While we are at a comparatively earlier stage of licensing the key providers in this market, we are confident that the fundamental innovations from our patent portfolios will be similarly relevant to these new and widely-adopted OTT video services.
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

Research & Development

As demonstrated by our portfolio of industry recognized, widely-deployed, advanced technologies and IP, we have a long track record of innovating in the fields of media and semiconductors. We believe that ongoing investment in R&D is required for us to remain competitive in the markets we serve. Today, we have a collection of world-class talent and strong R&D capabilities. Our ongoing investment in R&D, which is supported by a strong industry network of partners, enables us to create original inventions which shape and anticipate future market trends in markets we serve. We continue to focus our R&D efforts on IP development and next generation technology solutions, including semiconductor hardware research, machine learning, generative AI and advanced algorithm development. Our R&D projects follow a forward-looking technology roadmap and execute a pragmatic technology strategy to position us with a sustainable competitive advantage for decades to come.

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

Protecting Our Investment

We operate in an industry in which innovation, investment in new ideas and protection of our IP rights are critical for success. We protect our innovations and inventions through a variety of means, including applying for patent protection domestically and internationally. As of December 31, 2023, we held approximately 10,950 patent and patent applications worldwide, including approximately 4,800 United States issued patents and 1,600 patent applications, as well as approximately 3,500 foreign issued patents and 1,050 patent applications. The last of our currently issued patents are set to expire in 2042. From time to time, we acquire complementary IP portfolios. Our criteria for patent acquisitions include: compatibility with our existing portfolios, the number and jurisdiction of patent assets, the technical and legal strength of the patents, the actual or likely adoption by the industry and the economic value of the inventions.

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

Human Capital Resources

The opportunities for our success and growth depend in large part on our ability to attract, develop and retain a talented and engaged workforce. In particular, we are competing for technical talent and we need to offer not only robust and attractive compensation packages but also provide broad opportunities for our employees to make an impact, grow and develop. As of December 31, 2023, we had a talent base consisting of approximately 130 full-time employees, with substantially all of our employees located in the U.S.

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

Risks Related to the Separation

•
We may not be able to achieve the expected benefits of the Separation, and we may not enjoy the same benefits of diversity, leverage and market reputation that we previously enjoyed as a combined company.
•
If the distribution, together with certain related transactions, were to fail to qualify for non-recognition treatment for U.S. federal income tax purposes, then we could be subject to significant tax liability.
•
In connection with the Separation, we assumed, and indemnified Xperi Inc. for certain liabilities. If we are required to make payments pursuant to these indemnities, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In addition, Xperi Inc. assumed, and must indemnify us for certain liabilities. These indemnities may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility, and Xperi Inc. may not be able to satisfy its indemnification obligations in the future.

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

Risks Related to the Separation

We may not be able to achieve the expected benefits of the Separation, and we may not enjoy the same benefits of diversity, leverage and market reputation that we previously enjoyed as a combined company.

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

Our business (or portions thereof) has historically benefited from our (and, prior to the Mergers, TiVo Corporation and Xperi Corporation’s) operating diversity and purchasing power, as well as opportunities to pursue integrated strategies with our other businesses, including those businesses that were allocated to Xperi Inc. in connection with the Separation. Accordingly, as a result of the Separation and distribution, we will not have similar diversity or integration opportunities and may not have similar purchasing power or access to capital markets. Additionally, as a result of the Separation and distribution, we may become more susceptible to market fluctuations and other adverse events than if Xperi Inc. had remained part of our organizational structure.

If the Separation does not continue to provide the benefits we intend, there could be a disruption of our operations, loss of, or inability to recruit, key personnel needed to operate and grow our business and impairment of our key customer relationships. Furthermore, we may be more susceptible to market fluctuations and other adverse events.

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

In connection with the Separation we assumed, and indemnified Xperi Inc. for, certain liabilities. If we are required to make payments pursuant to these indemnities, we may need to divert cash to meet those obligations and our financial results could be negatively impacted. In addition, Xperi Inc. assumed, and must indemnify us for certain liabilities. These indemnities may not be sufficient to insure us against the full amount of liabilities for which we will be allocated responsibility, and Xperi Inc. may not be able to satisfy its indemnification obligations in the future.

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

Furthermore, a small number of our customers represent a significant percentage of our revenue. For the year ended December 31, 2023, four customers represented 45.4% of aggregate revenue. Agreements with some of these customers do not require any minimum license fees. Consumer demand for our technologies can shift quickly as many of the markets in which we serve are rapidly evolving. As a result, these customers may lose subscribers, which would reduce our revenue. Accordingly, the possibility that a customer, including a customer that represents a significant portion of our revenue, may reduce or eliminate its use of our technologies, presents a risk to our business.

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

Others may also develop new technologies that are similar or superior to our technologies, duplicate our technologies or design around our technologies. The growth of our business depends in large part on our ability to secure IP rights in a timely manner, our ability to convince third parties of the applicability of our IP rights to their products and services, and our ability to enforce our IP rights.

We attempt to obtain patent protection for our innovations, and our license agreements typically include both issued patents and pending patent applications. If we fail to file for patents in a timely manner or if the patents issued to us do not cover all of the inventions disclosed in our patent applications, others could use portions of our technology and IP without a license or without the payment of license fees. For example, our business may suffer if we are unable to obtain patent protection in a timely manner from the US Patent and Trademark Office.

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

At times, we are engaged in disputes regarding the licensing of our IP rights, including matters related to our license fees and other terms of our licensing arrangements. These types of disputes can be asserted by our customers, prospective customers, or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. Any such disputes, regardless of their merit, could be difficult and costly to defend or settle and could adversely impact our revenue. Damages and requests for injunctive relief asserted in disputes like these could be significant and could be disruptive to our business.

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

From time to time, we enter into IP license agreements that include pricing or payment terms that may result in quarter-to-quarter or year-over-year fluctuations in our revenue and cash flows. Further, we recognize both recurring and non-recurring revenue in various periods depending on the timing and content of the contractual arrangements. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates - Revenue Recognition.” As a result, the effects of these terms may cause our aggregate annual revenue to fluctuate significantly or to grow less rapidly than annual growth in the applicable end market. Additionally, our customers may fail to pay, delay payment of, or underpay what they owe to us under our IP license agreements, which may in turn require us to enforce our contractual rights through legal proceedings, resulting in payment amounts and timing different than expected based on the terms of our license agreements. This also may cause our revenue and cash flows to fluctuate on a quarter-to-quarter or year-over-year basis.

Some of our IP license agreements may convert to fully paid-up licenses at the expiration of their terms, or upon the occurrence of certain events, and in such event we will not receive fees thereafter.

We have entered and may continue to enter into semiconductor IP license agreements that automatically convert to fully paid-up licenses upon expiration of a specified term or upon the occurrence of certain events. We may not receive further fees from customers for any licensed technology under those agreements if they convert to fully paid-up licenses because such customers will be entitled to continue using some, if not all, of the relevant IP or technology under the terms of the license agreements without further payment, even if relevant patents or technologies are still in effect. If we cannot find another source of fees to replace the fees from these license agreements converting to fully paid-up licenses, our results of operations following such conversion would be materially adversely affected.

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

A portion of our revenue is dependent on sales by our customers that are outside our control and that could be negatively affected by a variety of factors, including global, regional and/or country-specific economic conditions and/or public health concerns, outbreaks or pandemics, country-specific natural disasters, hostilities, or armed conflicts impacting licensee manufacturing and sales, demand and buying patterns of end users, which are often driven by replacement and innovation cycles, the service life of products incorporating our technologies, competition for our customers’ products, supply chain disruptions, and any decline in the sale prices our customers receive for their covered products and services. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.

We depend on our customers to continue paying their obligations under their license agreements to provide us cash flow, and our customers may delay, refuse to or be unable to make payments to us due to financial difficulties or otherwise.

Most of our customers sign multi-year agreements with us providing for periodic payments through the term of the agreement. As such, we are dependent upon our customers to make timely payments to provide us with our cash flows. A number of our customers may face severe financial difficulties from time to time, which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under IP license or settlement agreements, which may result in us filing lawsuits to enforce our rights. For example, in August and October of 2023, our affiliates filed complaints against X Corporation in the California Superior Court for Santa Clara County and against Shaw Cablesystems G.P. and Shaw Satellite G.P. (together “Shaw”) in the United States District Court for the Southern District of New York, respectively, each alleging breach of contract for failure to pay royalties under license agreements. Such lawsuits can require us to devote significant time and resources to enforce our rights. Our customers may also merge with or may shift the manufacture of licensed products to companies that are not currently customers of our technology. This could make the collection process complex, difficult and costly, which could adversely impact our business, financial condition, results of operations and cash flows.

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

We have made several acquisitions and it is our current plan to continue to acquire assets, patents or companies that we believe are strategic to our future business. Acquisitions involve challenges in terms of successful integration of IP, technologies, and employees.

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

Any one or more of the above factors could adversely affect our international operations and could significantly affect our results of operations, financial condition and cash flows. The results of our operations will be dependent to a large extent upon the global economy. Geopolitical factors such as terrorist activities, armed conflict, global health conditions, outbreaks or pandemics that adversely affect the global economy may adversely affect our operating results and financial condition.

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

Despite our provisions for system redundancy and the implementation and integration of security and risk management measures within our internal and external information technology and networking systems, our information technology systems and those of third parties that we utilize in our operations may be subject to security breaches, unauthorized access (malicious or accidental), misuse of information by authorized users, data leaks or unintentional exposure of information, failed processes or other bugs, loss of data, damages from computer viruses or malware, natural disasters, terrorism, telecommunication failures or disruption of service. In addition, our business activities depend on the ability to store and transmit confidential or proprietary information and data securely on our systems and third-party systems and over private, and public networks.

Any compromise of our ability to store or transmit such information and data securely or reliably, and any costs associated with preventing, assessing or eliminating such problems, could harm our business. Our activities are subject to a number of cybersecurity and stability risks:

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
•
hackers could circumvent our integrated risk management processes and security measures and misappropriate our information, or our customers’ proprietary information or content, interrupt operations, or jeopardize our licensing arrangements, many of which are contingent on our sustaining appropriate security protections; or
•
we could inadvertently disclose confidential or proprietary information.

Each of the foregoing risks also applies to the computer systems of third parties that we rely upon in our operations, including providers of cloud storage and services. The occurrence of any of these or similar events could damage our business, hurt our ability to license IP and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, increase the costs of our ongoing cybersecurity monitoring, protections and enhancements, require us to incur significant expenses to evaluate, address, remediate or resolve such issues and expose us to litigation and other liabilities. Because some of our technologies are intended to inhibit use of or restrict access to our customers’ IP, we may become the target of hackers or other persons whose use of, or access to, our customers’ IP is affected by our technologies. Also, hackers may, for financial gain or other motives, seek to infiltrate or damage our systems, or obtain sensitive business information or customer information from our systems. Further, the use of artificial intelligence by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our third-party vendors and clients. We also may be exposed to customer claims, or other liability, in connection with any security breach or inadvertent disclosure. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate and remediate problems caused by such breaches, attacks or failures.

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

As of December 31, 2023, we had $601.3 million of total debt outstanding under our Refinanced Term B Loans. Our Refinanced Term B Loans are guaranteed by us and our wholly-owned material domestic subsidiaries and are secured by substantially all of our and the subsidiary guarantors’ assets.

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

As of December 31, 2023, we had $601.3 million of outstanding indebtedness that is subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At December 31, 2023, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $5.7 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate through one or more rate hikes, the increases would likely impact the borrowing rate on our outstanding indebtedness and increase our interest expense.

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

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to currently deduct research and development expenses and instead requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. The new requirement adversely impacts our cash tax liability for 2023, although the negative cash impact is expected to decline annually over the amortization period.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2023, we had U.S. federal and state net operating losses of approximately $2.6 million and $884.7 million, respectively. A portion of the state net operating loss carryforwards will begin to expire, if not utilized, in 2024. Net operating losses that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”) and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than fifty-percent (50%) change, by value, in its equity ownership over a three (3)-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited.

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

If we fail to comply with the laws and regulations relating to payment of income taxes in the various states and foreign jurisdictions in which we do business, we could be exposed to unexpected costs, expenses, penalties and fees as a result of our noncompliance in which case our business could be harmed.

As our business grows and expands, we will continue to do business in an increasing number of states nationally and in new foreign jurisdictions. By engaging in business activities in these states and foreign jurisdictions, we become subject to their various laws and regulations, including the payment of income taxes on revenue generated from activities in those states and foreign jurisdictions.

The laws and regulations governing the payment of income taxes are numerous, complex, and vary among states and foreign jurisdictions. If we fail to comply with these laws and regulations requiring the payment of income taxes in one or more states and foreign jurisdictions where we do business, we could be subject to significant costs, expenses, penalties and fees in which case our business would be harmed.

Our subsidiaries have in the past recorded, and may in the future record, significant valuation allowances on our deferred tax assets, and the recording and release of such allowances may have a material impact on our results of operations.

The need for a valuation allowance requires an assessment of both positive and negative evidence on a jurisdiction-by-jurisdiction basis when determining whether it is more-likely-than-not that deferred tax assets are realizable. In making such assessment, significant weight is given to evidence that can be objectively verified. New facts and circumstances, historic profits or losses, and future financial results may require us to reevaluate our valuation allowance positions which could potentially affect our effective tax rate.

We continue to monitor the likelihood that we will be able to realize our deferred tax assets, including those for which a valuation allowance is recorded. There can be no assurance that we will generate profits in future periods enabling us to fully realize our deferred tax assets. We have applied a valuation allowance on certain state, and foreign deferred tax assets to the extent they are not realizable by utilizing deferred tax liabilities as sources of income. The timing of recording a valuation allowance or the reversal of such valuation allowance is subject to objective factors that cannot be readily predicted in advance. Both the establishment of a valuation allowance and the reversal of a previously recorded valuation allowance may have a material impact on our financial results.

The investment of our cash, cash equivalents and investments in marketable debt and equity securities is subject to risks which may cause losses and affect the liquidity of these investments.

At December 31, 2023, we held approximately $54.6 million in cash and cash equivalents and $29.0 million in short-term investments. Short-term investments typically include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. We may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. The financial market and monetary risks associated with our investment portfolio have had and may in the future have a material adverse effect on our financial condition, results of operations or cash flows.

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

The increased trade conflicts between the United States and its major trading partners in recent years, evidenced by trade restrictions such as tariffs, taxes, export controls, economic sanctions, and enhanced policies designed to protect national security, have had and may continue to have adverse impact on our revenue if such policies continue. In particular, our business has been impacted due to increased and ongoing trade conflicts between the United States and China. Further United States government actions to protect domestic economic and security interests could lead to further restrictions or additional or increased conflicts. Moreover, growing trade conflicts and uncertainties may lead to decreased use of foreign-owned technologies in China and other countries, due to efforts by foreign governments and enterprises to find alternative sources of supply, the development of proprietary domestic technologies, and the reduction of reliance on foreign technology sources. Any such conflicts or trends could have a material adverse impact on our revenue. In addition, any failure by us to comply with these complex restrictions, or other restrictions that may be imposed in the future, in the United States or internationally, could subject us to fines and penalties, require changes to our business practices and result in reputational harm.

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
•
expenses related to and the financial impact of the disposition of assets, including post-closing indemnification obligations; and
•
adverse changes in the level of economic activity in the U.S. or other major economies in which we do business as a result of the threat of terrorism, military actions taken by the U.S. or its allies, civil unrest, hostilities, global health concerns, outbreaks, pandemics, natural disasters or generally weak and uncertain economic and industry conditions.

Due to fluctuations in our operating results, reports from market and security analysts, litigation-related developments, and other factors including general market conditions, the price at which our common stock will trade may be volatile. In future periods, if our revenue, royalties, cash flows or operating results are below the estimates or expectations of public market analysts and investors, our stock price could decline.

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

In June 2020, our Board of Directors authorized a stock repurchase program to repurchase up to $150.0 million of our outstanding shares of common stock dependent on market conditions, share price, and other factors. In April 2021 our Board of Directors authorized an additional $100.0 million of stock repurchases under this program. As of December 31, 2023, the total amount available for repurchase under the plan was $77.8 million. The amount of repurchases under our stock repurchase program will vary depending on various factors. The timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management is integrated in our overall risk management program and is based on recognized cybersecurity industry frameworks and standards, including those from the National Institute of Standards and Technology, and the International Organization for Standardization. We use these frameworks, together with information collected from internal assessments, to develop policies and defined procedures for use of our information assets, access to specific intellectual property or technologies, and protection of personal information. We protect these information assets through industry-standard techniques, such as multifactor authentication, malware defenses and zero trust principles. We work with internal stakeholders across the company to integrate foundational cybersecurity principles throughout our organization’s operations, including employment of multiple layers of cybersecurity defenses, restricted access based on business need, and integrity of our business information. Throughout the year, we regularly train our employees on cybersecurity awareness and, confidential information protection. We routinely test our employees using simulated phishing attacks. Risks from cybersecurity threats have not materially affected our company, business strategy, results of operations or financial condition; however, we remain subject to cybersecurity risks in the future. See Item 1A. Risk Factors – “Our systems, networks and business activities and those of third parties that we utilize in our operations are subject to cybersecurity and stability risks, including information technology system failures, and security breaches.”

We engage third-party assessors to conduct penetration testing and measure our program to industry standard frameworks. We also have standing engagements with incident response experts and external counsel. Our information technology team led by our Vice President of Information Technology (VP of IT) frequently collaborates with industry experts and cybersecurity practitioners at other companies to exchange information about potential cybersecurity threats, best practices, and industry trends.

Our cybersecurity risk management extends to risks associated with our use of third-party service providers. We routinely conduct risk and compliance assessments of third-party service providers that request access to our information assets. We re-asses our third-party vendors in an ongoing basis.

Our cybersecurity risk management is integrated into our comprehensive business continuity program and enterprise risk management. Our information technology team periodically engages with a cross-functional group of subject matter experts and leaders to assess and refine our cybersecurity risk posture and preparedness.

Governance of Cybersecurity Risk Management

The board of directors, as a whole, has oversight responsibility for our strategic and operational risks. The board of directors has delegated to the audit committee the responsibility of reviewing and discussing our risk assessment and risk management practices, including cybersecurity risks, with members of management. The audit committee, in turn, regularly reports on its review with the board of directors.

Management is responsible for day-to-day implementation of risk management strategies and recommends process improvements. Our VP of IT has primary oversight of material risks from cybersecurity threats. Our VP of IT has more than 25 years of experience across various engineering, business and management roles focused on information technology, including roles at global, public companies, as well as across multiple industries including fintech, research, and high tech. Our VP of IT regularly presents updates to the audit committee regarding Company cybersecurity matters and developing industry trends.

We have retained an outside cybersecurity firm for our managed security services, which reports to our VP of IT. The cybersecurity firm has professionals with more than 20 years of experience working in information technology-related roles and degrees in Information Technology, including cybersecurity, Certified in Risk and Information Systems Control (CRISC), and Global Information Assurance Certifications in Security Essentials (GSEC) as an Intrusion Analyst (GCIA). The cybersecurity firm has extensive experience is supporting firms in applied knowledge of information technology governance and security frameworks that include: ISO 27000, NIST, HITRUST, ISC2, ITIL, and COBIT.

Management assesses our cybersecurity readiness through internal assessment tools as well as third-party control tests, vulnerability assessments, audits and regular evaluation against industry standards. We have governance and compliance structures that are designed to elevate issues relating to cybersecurity to management and the audit committee, such as potential threats or vulnerabilities. We also employ various defensive and continuous monitoring techniques using recognized industry frameworks and cybersecurity standards.

Our VP of IT meets with the audit committee quarterly to review our information technology systems and discuss key cybersecurity risks. In addition, our chief financial officer reviews with the audit committee, at least annually, our global enterprise risk management program, which includes cybersecurity risks, and is also reported to the board of directors.

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

Item 3. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce our patents and other intellectual property rights (“IP”), to enforce the terms of license agreements, to protect trade secrets and to defend ourselves against claims of invalidity. We expect to continue to be involved in similar legal proceedings in the future, including proceedings regarding infringement of our patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of our license agreements.

We cannot predict the outcome of any of the proceedings described below, other than to the extent such proceedings have concluded. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations, and cash flows.

Patent Infringement Litigation

In the ordinary course of our IP licensing business, we engage in litigation to protect our IP from infringement. While litigation is never our preference, and we prefer to reach mutually agreeable commercial licensing arrangements with third parties, it is sometimes a necessary step to effectively protect our investment in our IP. As a result of these lawsuits, defendants have often filed Inter Partes Review (“IPR”) petitions with the U.S. Patent Office’s Patent Trial and Appeal Board (and other similar post-grant proceedings outside of the U.S.) seeking to invalidate one or more of our patents. We are currently engaged in multiple lawsuits with several third parties.

Videotron Patent Infringement Litigation

On June 23, 2017, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) and Adeia Media Solutions Inc. (formerly known as TiVo Solutions Inc.) (together, “Adeia Media”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”). On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy “illico” platform. Specifically, the Court found invalid each of the asserted claims related to the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, we paid $2.5 million for expense reimbursement in the fourth quarter of 2022. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On January 30, 2023, Adeia Media filed its opening memorandum of fact and law. Videotron filed its memorandum of fact and law on April 17, 2023. On November 28, 2023, the Federal Court of Appeal of Canada held a hearing on the appeal and took the matter under reserve. There is no set date for the Federal Court of Appeal of Canada to issue its decision.

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

Bell and Telus Patent Infringement Litigation

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, “Bell”) in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, “Telus”) in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1 and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, we paid $2.8 million for expense reimbursement in the second quarter of 2023. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On June 2, 2023, Adeia Media filed its opening memorandum of fact and law. Bell and Telus filed a combined memorandum of fact and law on August 18, 2023. On November 29, 2023, the Federal Court of Appeal of Canada held a hearing on the appeal and took the matter under reserve. There is no set date for the Federal Court of Appeal to issue its decision.

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

Shaw Breach of Contract Litigation

On October 2, 2023, Adeia Guides Inc., Adeia Media Solutions Inc., and Adeia Media Holdings LLC (collectively, “Adeia Media”) filed a complaint against Shaw Cablesystems G.P. and Shaw Satellite G.P. (together “Shaw”) in the United States District Court for the Southern District of New York, alleging breach of contract by Shaw for failure to pay royalties owed to Adeia Media under the license agreement between the parties. On January 16, 2024, Shaw submitted a pre-motion letter to the Court requesting leave of the Court to file a motion to dismiss the complaint. On January 19, 2024, Adeia Media submitted a letter to the Court in response to Shaw’s pre-motion letter. The Court has yet to rule on Shaw’s pre-motion letter. The trial date has not been set.

X Corp. (f.k.a. Twitter) Litigation

On August 7, 2023, Adeia Media LLC (“Adeia Media”) filed a complaint against X Corporation (“X Corp.”) in California Superior Court for Santa Clara County alleging breach of contract by X Corp. for failure to pay royalties owed to Adeia Media under the patent license agreement between the parties. On October 2, 2023, X Corp. filed its answer to the complaint, asserting a general denial of the allegations and causes of action in the complaint and asserting affirmative defenses. The trial date has not been set.

On November 28, 2023, X Corp. filed a complaint for declaratory judgment of patent noninfringement (“DJ Complaint”) in the United States District Court for the Northern District of California against Adeia Inc., Adeia Media LLC and Adeia Guides Inc. (collectively, “Adeia Media”) alleging that it had terminated the patent license agreement between the companies and seeking a finding that it does not infringe four Adeia Media patents. On January 16, 2024, Adeia Media filed a motion to dismiss the DJ Complaint for lack of subject matter jurisdiction. The hearing on the motion to dismiss is scheduled for April 9, 2024.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On June 2, 2020, Xperi Holding Corporation’s common stock, par value $0.001 per share, commenced trading on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “XPER”. Following the separation of Xperi Holding Corporation’s product business, and effective at the open of business on October 3, 2022, Adeia Inc.’s shares of common stock began trading on Nasdaq under the new ticker symbol “ADEA”.

As of February 7, 2024, there were 107,424,894 outstanding shares of common stock held by 355 stockholders of record. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have historically returned capital to shareholders through cash dividends and stock repurchases. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

Stock Repurchases

On June 12, 2020, our Board of Directors approved a new stock repurchase plan (the “Plan”) providing for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. There is no guarantee that such repurchases under the program will enhance the value of our stock. There were no repurchases during the year ended December 31, 2023. As of December 31, 2023, the total remaining amount available for repurchase under the Plan was $77.8 million.

Stock Performance Graph

The following graph shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500 from June 2, 2020 through December 31, 2023. The graph and table assume that $100 was invested on June 2, 2020 in each of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500, and that all dividends were reinvested. The Company’s performance through September 30, 2022 has been adjusted to reflect the impact of the separation of the Company’s product business, which occurred on October 1, 2022 and is reflected in the table below as a special dividend. This graphic comparison is presented pursuant to Item 201 of Regulation S-K.

	6/2/2020	6/30/2020	9/30/2020	12/31/2020	3/31/2021	6/30/2021	9/30/2021	12/31/2021	3/31/2022	6/30/2022	9/30/2022	12/30/2022	3/31/2023	6/30/2023	9/30/2023	12/31/2023
Adeia Inc.	$100.00	$109.25	$85.05	$154.70	$161.14	$164.62	$139.45	$139.97	$128.20	$106.81	$104.66	$121.72	$113.76	$141.36	$137.12	$159.08
Nasdaq Composite	$100.00	$104.69	$116.23	$134.14	$137.87	$150.95	$150.37	$162.83	$148.00	$114.78	$110.07	$108.93	$127.20	$143.50	$137.58	$156.23
Russell 2000 Index	$100.00	$101.63	$106.31	$139.25	$156.57	$162.92	$155.43	$158.32	$145.97	$120.43	$117.38	$124.19	$127.10	$133.18	$125.87	$142.93
S&P 500	$100.00	$100.63	$109.16	$121.92	$128.96	$139.49	$139.82	$154.70	$147.05	$122.87	$116.39	$124.63	$133.38	$144.45	$139.19	$154.82

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

This section of this Form 10-K generally discusses 2023, 2022 and 2021 items and year-to-year comparisons of 2023 against 2022 and of 2022 against 2021. Except otherwise indicated, the year-to-year comparisons and results of operations discussed herein present the results of Adeia Inc. after giving effect to the Separation described herein. The following discussion of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes to the consolidated financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Risk Factors” in Part I, Item 1A above.

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

Following the Separation, we are a leading IP licensing platform in the consumer and entertainment space, with a diverse portfolio of media and semiconductor intellectual property and approximately 10,950 patents and patent applications worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Through our IP licensing business, we help enable extraordinary experiences at home and on the go for millions of consumers around the world, with IP that helps elevate content and improves how audiences connect with it in a way that is more intelligent, immersive and personal. Through providing the IP that helps to power smart devices, entertainment experiences and more, we have created a unified ecosystem that reaches highly-engaged consumers and uncovered new business opportunities.

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

Although a significant portion of our revenue is derived from fixed-fee and minimum-guarantee arrangements from large, well-capitalized customers, our per-unit and variable-fee based revenue will continue to be susceptible to global health concerns, outbreaks, pandemics, armed conflict, market volatility, labor shortages, supply chain disruptions, microchip shortages and market downturns.

Key Developments

The accounting requirements for reporting the Separation of Xperi Inc. as a discontinued operation were met when the Separation was completed on October 1, 2022. Accordingly, the financial results of Xperi Inc. for the years ended December 31, 2022 and 2021 are presented as net loss from discontinued operations, net of tax on the Consolidated Statements of Operations. Unless noted otherwise, the discussion of our results of operations pertain to continuing operations.

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

In connection with the Separation, we incurred separation costs of $45.0 million from January 1, 2020 to December 31, 2023. Separation costs primarily consist of third-party advisory, consulting, legal and professional service, IT and employee bonus costs directly related to the Separation, as well as other items that are incremental and one-time in nature. Out of these costs, $28.6 million were incurred prior to the Separation and are included in net loss from discontinued operations, net of tax. The remaining separation costs of $16.4 million were incurred after the Separation and are reflected in continuing operations within operating expenses in our Consolidated Statements of Operations.

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

We primarily license our innovations to leading companies in the broader media entertainment and semiconductor industries, and those companies developing new technologies that will help drive these industries forward. Licensing arrangements include access to one or more of our foundational patent portfolios and may also include access to some portions of our industry-leading technologies and know-how.

Key Metrics

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the year ended December 31, 2023, as compared to the same period in 2022:

•
Revenue decreased by $50.1 million, or 11.4%, from $438.9 million in 2022 to $388.8 million in 2023. The decrease was due to the execution of a new, multi-year license agreement with Micron Technology in the first quarter of 2022 and the execution of a long-term license agreement with a leading consumer electronics and OTT service provider in the second quarter of 2022, for which a meaningful portion of the total revenue was recognized in the respective quarters, and in part due to a decline in royalty revenue from certain Pay-TV customers. The decline was partially offset by the execution of two long-term license agreements with Kioxia and Western Digital in the first quarter of 2023 and execution of a long-term renewal contract with Samsung in the third quarter of 2023, covering our media portfolio as it pertains to its mobile devices, for which a portion of revenue was recognized up-front in the respective quarters.
•
Recurring revenues decreased by $24.9 million, or 6.8% from $363.6 million in 2022 to $338.7 million in 2023, driven primarily by a decline in royalty revenue from certain Pay-TV customers in Canada.

•
Non-recurring revenues decreased by $25.2 million, or 33.5% from $75.3 million in 2022 to $50.1 million in 2023, driven primarily by the execution of a new, multi-year license agreement with Micron Technology in the first quarter of 2022 and the execution of a long-term license agreement with a leading consumer electronics and OTT service provider in the second quarter of 2022, partially offset by the execution of long-term license agreements with Kioxia and Western Digital, respectively, in the first quarter of 2023, and the execution of the long-term renewal of a license agreement with Samsung in the third quarter of 2023.
•
Cash provided by operating activities, including discontinued operations, decreased by $30.2 million, or 16.5%, from $183.0 million to $152.8 million. The decrease was primarily due to an increase in unbilled contracts receivable, which resulted from multi-year and long-term license agreements executed during the year.

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

	Years ended December 31,
	2023	2022	2021
Revenue	100%	100%	100%
Operating expenses:
Research and development	14	10	10
Selling, general and administrative	25	31	33
Amortization expense	24	22	25
Litigation expense	2	2	1
Total operating expenses	65	65	69
Operating income from continuing operations	35	35	31
Interest expense	(16)	(10)	(10)
Other income and expense, net	1	—	—
Loss on debt extinguishment	—	—	(2)
Income from continuing operations before income taxes	20	25	19
Provision for (benefit from) income taxes	3	(7)	1
Net income from continuing operations	17%	32%	18%

The following table sets forth our revenue by year (in thousands, except for percentages):

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	Decrease	% Change	Increase	% Change
Revenue	$388,788	$438,933	$391,212	$(50,145)	(11)%	$47,721	12%

2023 compared to 2022

The decrease in revenue during the year ended December 31, 2023, as compared to the prior year, was primarily attributable to the execution of a new, multi-year license agreement with Micron Technology in the first quarter of 2022 and the execution of a long-term license agreement with a leading consumer electronics and OTT service provider in the second quarter of 2022, for which a meaningful portion of the total revenue was recognized in the respective quarters, and in part due to a decline in royalty revenue from certain Pay-TV customers. The decline was partially offset by the execution of two long-term license agreements with Kioxia and Western Digital in the first quarter of 2023 and execution of a long-term renewal contract with Samsung in the third quarter of 2023, covering our media portfolio as it pertains to its mobile devices, for which a portion of revenue was recognized up-front in the respective quarters.

Recurring revenues for the years ended December 31, 2023 and 2022 were $338.7 million and $363.6 million, respectively. The decrease of $24.9 million was primarily due to a decline in royalty revenue from certain Pay-TV customers in Canada.

Non-recurring revenues for the years ended December 31, 2023 and 2022 were $50.1 and $75.3 million, respectively. The decrease of $25.2 million was primarily due to the execution of a new, multi-year license agreement with Micron Technology in the first quarter of 2022 and the execution of a long-term license agreement with a leading consumer electronics and OTT service provider in the second quarter of 2022, partially offset by the execution of long-term license agreements with Kioxia and Western Digital, respectively, in the first quarter of 2023, and the execution of the long-term renewal of a license agreement with Samsung in the third quarter of 2023.

2022 compared to 2021

The increase in revenue during the year ended December 31, 2022, as compared to the prior year, was primarily due to the recognition of license revenue associated with an IP license agreement with Micron Technology, the execution of a long-term license agreement with a leading consumer electronics and OTT service provider, the renewal of long-term license agreements with two leading social media companies and the renewal of a long-term license agreement with a leading consumer electronics company. Such increases were partially offset by the delay in renewals of media related IP licenses that expired in 2022 and were not renewed until early 2023, as well as non-recurring revenue recognized in 2021 related to certain media IP licensing agreements.

Recurring revenues for the years ended December 31, 2022 and 2021 were $363.6 million and $350.6 million, respectively. The increase of $13.0 million was primarily due to the execution of a long-term license agreement with a leading consumer electronics and OTT service provider offset by a decline in revenue from Pay-TV customers.

Non-recurring revenues for the years ended December 31, 2022 and 2021 were $75.3 million and $40.6 million, respectively. The increase of $34.7 million was primarily due the execution of an IP license agreement with Micron Technology offset by a decline in revenue from releases for past patent infringement.

Research and Development

Research and development expense (“R&D expense”) consists primarily of personnel costs, stock-based compensation, outside engineering consulting expenses associated with new IP development, as well as costs related to patent applications and examinations, reverse engineering, materials, supplies and an allocation of facilities costs. All R&D expense is expensed as incurred. We intend to make a continued investment in our R&D efforts because we believe they are essential to grow our patent portfolios to maintain and improve our competitiveness.

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	Increase	% Change	Increase	% Change
Research and development	$54,264	$44,579	$39,608	$9,685	22%	$4,971	13%

2023 compared to 2022

The increase in R&D expense during the year ended December 31, 2023, as compared to the prior year, was primarily due to an increase in patent prosecution costs associated with an increase in patent filings to grow our patent portfolio, professional services costs and personnel costs as a result of increased headcount.

2022 compared to 2021

The increase in R&D expense during the year ended December 31, 2022, as compared to the prior year, was primarily driven by higher employee-related costs due to increased headcount.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, sales commission, advertising, branding activities, stock-based compensation, professional services, facilities costs, and expenses related to our executive finance, human resource, legal, and information technology organizations.

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	Decrease	% Change	Increase	% Change
Selling, general and administrative	$95,226	$135,630	$129,214	$(40,404)	(30)%	$6,416	5%

2023 compared to 2022

The decrease in SG&A expense during the year ended December 31, 2023, as compared to the prior year, was primarily due to a decrease in certain general corporate overhead costs incurred prior to the Separation that did not meet the requirements to be presented in discontinued operations. Such costs are not reflective of our on-going operations and include labor and non-labor costs related to our corporate support functions (e.g., administration, human resources, finance, accounting, tax, information technology, corporate development, legal, among others) that historically provided support to the former product business. The decrease was partially offset by an increase in marketing and advertising expense, professional services costs and personnel costs as a result of increased headcount.

2022 compared to 2021

The increase in SG&A expense during the year ended December 31, 2022, as compared to the prior year, was primarily due to increased stock-based compensation associated with the accelerated vesting of outstanding restricted stock awards upon the separation of a former executive in the first quarter of 2022, an increase in variable compensation, and the incurrence of certain separation related costs upon the consummation of the Separation in the fourth quarter of 2022. The increase was partially offset by decreases in the provision for credit losses, facilities and other related expenses.

Amortization Expense

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	Decrease	% Change	Decrease	% Change
Amortization expense	$93,735	$97,077	$98,090	$(3,342)	(3)%	$(1,013)	(1)%

2023 compared to 2022

The decrease in amortization expense during the year ended December 31, 2023, as compared to the prior year, was primarily due to certain intangible assets acquired in prior years, which became fully amortized during 2022. The decrease was partially offset by an increase in amortization expense as a result of patents acquired during the year.

2022 compared to 2021

The decrease in amortization expense during the year ended December 31, 2022, as compared to the prior year, was primarily due to certain intangible assets acquired in prior years, which became fully amortized during the year.

Litigation Expense

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	Increase	% Change	Increase	% Change
Litigation expense	$9,333	$8,587	$5,272	$746	9%	$3,315	63%

2023 compared to 2022

The increase in litigation expense during the year ended December 31, 2023, as compared to the prior year, was primarily due to increased legal fees during 2023 as a result of increased case activity, partially offset by a $2.5 million expense related to the Videotron matter and $2.6 million expense related to the Bell and Tellus matter that were each recorded in the second half of 2022. See Part I, Item 3. – Legal Proceedings for additional information regarding these matters.

2022 compared to 2021

The increase in litigation expense during the year ended December 31, 2022, as compared to the prior year, was primarily due to a $2.5 million expense related to the Videotron matter and a $2.6 million expense related to the Bell and Telus matter.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part I, Item 3 – Legal Proceedings.

Interest Expense

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	Increase	% Change	Increase	% Change
Interest expense	$62,574	$45,335	$38,973	$17,239	38%	$6,362	16%

2023 compared to 2022

The increase in interest expense during the year ended December 31, 2023, as compared to the prior year, was primarily due to increased interest rates on our variable interest rate debt due to the rising interest rate environment, partially offset by a lower debt balance.

2022 compared to 2021

The increase in interest expense during the year ended December 31, 2022, as compared to the prior year, was primarily due to increased interest rates on our variable interest rate debt due to the rising interest rate environment.

We anticipate interest expense will decrease in 2024, when compared to 2023, as a result of a full year of a lower debt balance and amortization of debt discount and issuance costs.

Other Income and Expense, Net

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	Increase	% Change	Increase	% Change
Other income and expense, net	$6,320	$2,047	$768	$4,273	209%	$1,279	167%

2023 compared to 2022

The increase in other income and expense, net during the year ended December 31, 2023, as compared to the prior year, was primarily due to an increase in interest income from significant financing components from certain revenue contracts and an increase in realized gain on our investment in marketable securities.

2022 compared to 2021

The increase in other income and expense, net during the year ended December 31, 2022, as compared to the prior year, was primarily due to an increase in interest income from significant financing components from certain revenue contracts executed during the year, partially offset by a decrease in realized loss on marketable investments.

Discontinued Operations

	Years Ended December 31,
	2022	2021
Revenue	$366,730	$486,484
Operating expenses	784,950	591,700
Operating loss	(418,220)	(105,216)
Interest expense	(754)	—
Other income and expense, net	62	1,870
Loss before taxes	(418,912)	(103,346)
Provision for income taxes	18,066	23,550
Net loss from discontinued operations, net of tax	(436,978)	(126,896)
Less: net loss attributable to noncontrolling interest	(2,706)	(3,456)
Net loss attributable to discontinued operations	$(434,272)	$(123,440)

As the Separation occurred on October 1, 2022, net loss from discontinued operations, net of tax for the year ended December 31, 2022, includes nine months of Xperi Inc.’s operations compared to a full year in 2021. The decrease in revenue of $119.8 million or 25% during the year ended December 31, 2022, as compared to the prior year, was primarily driven by a decrease in revenue from the Pay-TV and connected car market verticals partially offset by increased revenue from the settlement of a contract dispute with a large mobile imagining customer and increased revenue from the consumer electronics market vertical.

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

The increase in operating loss of $313.0 million or 297% during the year ended December 31, 2022, as compared to the prior year, was primarily due to the decrease in revenue and the increase in operating expenses during the year ended December 31, 2022 as compared to the prior year as described above.

Loss on Debt Extinguishment

In June 2021, we refinanced the 2020 Term B Loan Facility by, among other things, lowering the interest rate on the debt. Certain lenders of the original loan syndication did not participate in the refinancing. Accordingly, we accounted for the refinancing event for these lenders as a debt extinguishment and recorded, a loss on debt extinguishment of $8.0 million related to the write-off of unamortized debt discount and issuance costs for the portions of the 2020 Term B Loan Facility considered to be extinguished. There were no such costs and expenses in 2023 and 2022. We did not recognize any loss or gain on extinguishment of debt in 2023 and 2022.

Provision for (benefit from) Income Taxes

	Years Ended December 31,			2023 vs. 2022		2022 vs. 2021
	2023	2022	2021	Increase	% Change	Decrease	% Change
Provision for (benefit from) income taxes	$12,604	$(28,620)	$4,828	$41,224	(144)%	$(33,448)	(693)%

For the year ended December 31, 2023, we recorded an income tax expense of $12.6 million on a pretax income from continuing operations of $80.0 million, which resulted in an effective tax rate of 15.8%. The income tax expense of $12.6 million was primarily related to tax on current year income, foreign withholding tax and unrealized foreign exchange loss from prior year South Korea refund claims offset by releases of uncertain tax positions. The increase in income tax expense for the year ended December 31, 2023, as compared to the prior year, was attributable to the impact of the release of certain valuation allowances of $78.7 million for the year ended December 31, 2022.

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

During the fourth quarter of 2019, we filed a refund claim for foreign taxes previously withheld from licensees in South Korea based on court rulings in South Korea and other business factors. These previously withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of the filed and planned refund claims, we recorded a total of $120.3 million and $113.7 million as a noncurrent income tax receivable at December 31, 2023 and 2022, respectively, $64.6 million and $63.6 million as a noncurrent income tax payable at December 31, 2023 and 2022, respectively, and $49.1 million and $42.2 million as a reduction in deferred tax assets at December 31, 2023 and 2022, respectively. Although the refund claim is subject to judicial review, we anticipate we will receive refunds in the amount recorded in the receivable.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the realizability of our net deferred tax assets, we determined that the positive evidence outweighed the negative evidence primarily due to cumulative income from our IP Licensing business on a continuing operations basis and the expectation of sustained profitability in future periods, and concluded that it was more-likely-than-not that we would realize our U.S. federal and certain state deferred tax assets. As a result, during the fourth quarter of 2022, we released the valuation allowance on all the federal deferred tax assets and state deferred tax assets, except for California and certain other states where tax attributes can only be utilized against the income of specific legal entities. The release of the valuation allowance resulted in $86.1 million of tax benefit in the fourth quarter of 2022. We will maintain a full valuation allowance on our foreign deferred tax asset as the expectation of future taxable income is uncertain.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the years ended December 31, 2023, 2022 and 2021.

The cash flows below are presented on a consolidated basis and therefore, also include $120.7 million of cash and cash equivalents included in current assets of discontinued operations as of December 31, 2021.

	December 31,
(in thousands, except for percentages)	2023	2022	2021
Cash and cash equivalents	$54,560	$114,555	$201,121
Marketable securities	29,012	—	60,534
Total cash, cash equivalents and marketable securities	$83,572	$114,555	$261,655

	Years Ended December 31,
	2023	2022	2021
Net cash from operating activities	$152,755	$183,023	$234,789
Net cash used in investing activities	$(34,488)	$(2,913)	$(6,206)
Net cash used in financing activities	$(178,262)	$(263,257)	$(196,245)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments in marketable securities. Cash, cash equivalents and marketable securities were $83.6 million at December 31, 2023, a decrease of $31.0 million from $114.6 million at December 31, 2022. This decrease resulted primarily from $148.0 million in repayment of long-term debt, $11.3 million in repurchases of common stock for tax withholdings on equity awards, $21.3 million in dividends paid, and $6.3 million in purchases of long-lived assets, partially offset by $152.8 million of cash generated from operations and $2.4 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity, while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. Our marketable debt securities are classified as available-for-sale (“AFS”) with credit losses recognized as a credit loss expense and non-credit related unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income or loss. We did not hold any such investments as of December 31, 2022.

We expect to continue to make additional payments on our existing debt from cash generated from operations. Our material cash requirements include the following contractual and other obligations.

Debt

As of December 31, 2023, we had outstanding long-term debt in an aggregate principal amount of $601.3 million, with a minimum of $40.5 million payable within 12 months. Additionally, we are required to make $29.1 million in payments based on the consolidated excess cash flow clause within the debt agreement. The excess cash flow payment has been classified as current portion of long-term debt in the Consolidated Balance Sheet as of December 31, 2023.

Future interest payments associated with the debt, based on current interest rates, total $208.4 million, with $53.4 million payable within 12 months. The interest payments may vary with changes in interest rates, as well as due to reductions of the principal amount. Refer to “Note 11 – Debt” of the Notes to Consolidated Financial Statements for additional information on debt obligations and maturities.

Leases

We have lease arrangements for office and research facilities, data centers and office equipment. As of December 31, 2023, fixed lease payment obligations amounted to $9.7 million, with $0.5 million payable within 12 months. Refer to “Note 8 – Leases” of the Notes to Consolidated Financial Statements for additional information on lease obligations and maturities.

Guarantee

Prior to the Separation, we and a subsidiary of Xperi Inc. (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which we guarantee the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, we and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022 under which we agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, we recognized a guarantee liability of $19.7 million which represents the fair value of our projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of our results of operations. As of December 31, 2023, the balance of the guarantee liability is $18.5 million, including a current portion of $2.4 million. The maximum potential amount of future payments subject to guarantee is approximately $7.5 million per annum between 2023 and 2031.

Other Purchase Obligations

Our other purchase obligations primarily consist of non-cancelable obligations related to advertising, engineering services and internet and telecommunications services. As of December 31, 2023, we had purchase obligations of $3.4 million, including $1.8 million due in 2024, $1.4 million due in 2025, and $0.2 million due thereafter. These purchase obligations represent commitments under enforceable and legally binding agreements and do not represent the entire anticipated purchases in the future. Refer to “Note 16 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Income Tax Payable

As of December 31, 2023, we had accrued $81.8 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which includes an immaterial amount of accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. If we are successful in receiving our South Korean withholding tax refunds of $120.3 million, including interest and foreign exchange gain, then $64.6 million of unrecognized tax benefit would be payable to the U.S. tax authorities.

In addition to the cash requirements outlined above, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan.

Quarterly Dividends

In 2023, 2022 and 2021, we paid quarterly dividends of $0.05 per share in each of the March, June, September and December quarterly periods. Our capacity to pay dividends in the future depends on many factors, including our financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board of Directors considers relevant. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments in marketable securities.

Stock Repurchase Plan

On June 12, 2020, our Board of Directors terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”), which provides for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through December 31, 2023, we have repurchased an aggregate of approximately 10.0 million shares of common stock at a total cost of $172.2 million at an average price of $17.24. As of December 31, 2023, the total remaining amount available for repurchase under the Plan was $77.8 million.

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

Cash Flows from Operating Activities

Cash flows provided by operations were $152.8 million for the year ended December 31, 2023, primarily due to our net income of $67.4 million being adjusted for non-cash items of depreciation of $1.5 million, amortization of intangible assets of $93.7 million, stock-based compensation expense of $18.1 million, deferred income tax of $11.4 million, amortization of debt issuance costs of $4.3 million and $(43.4) million net change in operating assets and liabilities.

Cash flows provided by operations, including discontinued operations, were $183.0 million for the year ended December 31, 2022, primarily due to our net loss of $298.6 million being adjusted for non-cash items of depreciation of $17.1 million, amortization of intangible assets of $143.2 million, stock-based compensation expense of $52.6 million, and an impairment charge of $354.0 million recognized in the third quarter of 2022 and included as part of discontinued operations for the year ended December 31, 2022.

Cash Flows from Investing Activities

Net cash used in investing activities was $34.5 million for the year ended December 31, 2023, primarily related to purchases of short-term investments in marketable securities of $42.8 million, and purchases of long-lived assets of $6.3 million, partially offset by maturities of marketable securities of $14.7 million.

Net cash used in investing activities, including discontinued operations, was $2.9 million for the year ended December 31, 2022, primarily related to purchases of short-term investments of $4.5 million, and capital expenditures of $12.6 million, partially offset by maturities and sales of securities of $64.8 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of leasehold improvements, purchases of computer hardware and software, information systems, and production and test equipment. During the years ended December 31, 2023 and 2022, we spent $3.8 million and $12.6 million on capital expenditures, respectively, and we expect capital expenditures in 2024 to be approximately $2.5 million. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $178.3 million for the year ended December 31, 2023 principally due to $148.0 million in repayment of indebtedness, $21.3 million in dividends paid, and $11.3 million in repurchases of common stock for tax withholdings on equity awards, partially offset by $2.4 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

Net cash used in financing activities, including discontinued operations, was $263.3 million for the year ended December 31, 2022 principally due to $40.5 million in repayment of indebtedness, $20.9 million in dividends paid, $33.2 million in repurchases of common stock, and $183.0 net cash impact of the Separation, partially offset by $14.3 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

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

On May 30, 2023, we amended the 2020 Credit Agreement to replace the reference to LIBOR as the base rate with the reference to the Secured Overnight Financing Rate “SOFR” as administered by the Federal Reserve Bank of New York. At December 31, 2023, $601.3 million was outstanding under the Refinanced Term B Loans with an interest rate, including unamortized debt discount and issuance costs of $15.6 million. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $40.5 million in each year from 2024 through 2027, with the remaining principal balance of $439.3 million due in 2028. After the Separation, we own the debt under the Refinanced B Term Loans. Additionally, we are obligated to pay $29.1 million by April 2024, based on certain leverage ratios and our excess cash flow generated for the year ended December 31, 2023. We are obligated to continue to pay a portion of excess cash flows on an annual basis. The Refinanced Term B Loans contain customary covenants, and as of December 31, 2023, we were in full compliance with such covenants.

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

We believe the following accounting policies and estimates are most critical to understanding our consolidated financial statements. See “Note 2 – Summary of Significant Accounting Policies” and “Note 4 – Revenue” of the Notes to Consolidated Financial Statements for a full description of our accounting policies.

Revenue recognition

We derive the majority of our revenue from the licensing of our intellectual property (“IP”) rights to customers. Generally, revenue is recognized upon transfer of control of the IP rights to customers in an amount that reflects the consideration that we expect to be entitled to in exchange for those IP rights. The primary judgments include identifying the performance obligations in the contract, estimating variable consideration relating to potential future price adjustments as a result of legal contract disputes, estimating quarterly royalties prior to receiving the royalty reports from the licensee, determining standalone selling price and allocating consideration in a contract with multiple performance obligations.

When the uncertainty associated with variable consideration relates to potential future price adjustments as a result of a legal contract dispute, we estimate variable consideration using the expected value method or the most likely amount method, whichever is more appropriate in the circumstances, and consider all available information, including historical data and experience. Estimating variable consideration related to potential future price adjustments requires significant management judgment in evaluating the possible outcomes.

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

We must assess the likelihood that we will be able to realize our deferred tax assets. If realizability is not likely on a more-likely-than-not basis, we must increase our provision for income taxes by recording a valuation allowance against our deferred tax assets. We considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Should there be a change in our ability to recover our deferred tax assets, our provision for income taxes would fluctuate in the period of the change.

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

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2023 and 2022, respectively, we did not recognize any significant interest or penalties. See “Note 15 – Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve principal and maintain liquidity, while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, which are subject to risks including:

Interest Rate Risk

As of December 31, 2023, we had $601.3 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At December 31, 2023, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $5.7 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit-worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable debt securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit, are classified as available-for-sale securities. As of December 31, 2023, the fair value of our investments classified as marketable securities was $29.0 million. We did not hold investments classified as marketable securities as of December 31, 2022. Unrealized losses, net of tax, on these investments were not material as of December 31, 2023. We did not hold any derivatives, derivative commodity instruments or other similar financial instruments in our portfolio as of December 31, 2023.

Bank Liquidity Risk

As of December 31, 2023, we have approximately $48.8 million of cash in operating accounts that are held with both domestic and international financial institutions, the majority of which is held with high quality domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the government of the jurisdiction where such cash is held. We have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Exchange Rate Risk

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2023, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was immaterial to our Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2023 and 2022, and the related Consolidated Statements of Operations, Equity, Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2023 are set forth in this Annual Report at Item 15(a)(1).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023 that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Adeia Inc., including our consolidated subsidiaries, required to be disclosed in our reports that are filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and (ii) is accumulated and communicated to Adeia Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Adeia Inc.’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, utilizing the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment by Adeia Inc.’s management, we determined that Adeia Inc.’s internal control over financial reporting was effective as of December 31, 2023. The effectiveness of Adeia Inc.’s internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 47 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarterly period ended December 31, 2023, there were no changes to our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

(a)
There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2023 but was not reported.
(b)
In the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors,” "Board and Committees of the Board; Director Independence" and “Delinquent Section 16(a) Reports” that will be contained in the Proxy Statement for our 2024 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Auditor Firm Id: 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: San Jose, California, USA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Adeia Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adeia Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Allocation of Transaction Price to Performance Obligations

As described in Note 4 to the consolidated financial statements, at times, the Company enters into long-term license contracts with more than one performance obligation, which may include releases from past patent infringement claims or one or more prospective licenses. In these arrangements, management allocates the transaction price between releases for past patent infringement claims and prospective licenses based on their relative standalone selling prices, which requires significant management judgment. The Company recorded total revenue of $389 million for the year ended December 31, 2023, of which a significant portion relates to arrangements with multiple performance obligations. In determining the standalone selling price of each performance obligation, management considers such factors as the number of past and projected future subscribers, units shipped, and units manufactured, as well as the per-subscriber or per-unit licensing rates the Company generally receives from licensees of comparable sizes in comparable markets and geographies.

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

February 23, 2024

We have served as the Company’s auditor since 1999.

ADEIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2023	2022	2021
Revenue	$388,788	$438,933	$391,212
Operating expenses:
Research and development	54,264	44,579	39,608
Selling, general and administrative	95,226	135,630	129,214
Amortization expense	93,735	97,077	98,090
Litigation expense	9,333	8,587	5,272
Total operating expenses	252,558	285,873	272,184
Operating income from continuing operations	136,230	153,060	119,028
Interest expense	(62,574)	(45,335)	(38,973)
Other income and expense, net	6,320	2,047	768
Loss on debt extinguishment	—	—	(8,012)
Income from continuing operations before income taxes	79,976	109,772	72,811
Provision for (benefit from) income taxes	12,604	(28,620)	4,828
Net income from continuing operations	67,372	138,392	67,983
Net loss from discontinued operations, net of tax	—	(436,978)	(126,896)
Net income (loss)	67,372	(298,586)	(58,913)
Less: Net loss attributable to non-controlling interest in discontinued operations	—	(2,706)	(3,456)
Net income (loss) attributable to the Company	$67,372	$(295,880)	$(55,457)
Income (loss) per share:
Basic
Continuing operations	$0.63	$1.33	$0.65
Discontinued operations	—	(4.16)	(1.18)
Net income (loss)	$0.63	$(2.83)	$(0.53)
Diluted
Continuing operations	$0.60	$1.29	$0.63
Discontinued operations	—	(4.04)	(1.15)
Net income (loss)	$0.60	$(2.75)	$(0.52)
Weighted average number of shares used in per share calculations-basic	106,554	104,336	104,735
Weighted average number of shares used in per share calculations-diluted	112,849	107,580	107,265

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Net income (loss)	$67,372	$(298,586)	$(58,913)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	9	(4,425)	(1,975)
Net unrealized gains (losses) on available-for-sale debt securities	34	45	(41)
Other comprehensive income (loss), net of tax	43	(4,380)	(2,016)
Comprehensive income (loss)	67,415	(302,966)	(60,929)
Less: Comprehensive loss attributable to noncontrolling interest	—	(2,706)	(3,456)
Comprehensive income (loss) attributable to the Company	$67,415	$(300,260)	$(57,473)

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$54,560	$114,555
Marketable securities	29,012	—
Accounts receivable, net of allowance for credit losses of $1,463 and $713, respectively	39,651	58,480
Unbilled contracts receivable	74,919	73,754
Other current assets	7,700	11,924
Total current assets	205,842	258,713
Long-term unbilled contracts receivable	73,843	40,705
Property and equipment, net	6,971	4,550
Operating lease right-of-use assets	9,484	5,993
Intangible assets, net	347,172	432,476
Goodwill	313,660	313,660
Long-term income tax receivable	120,338	113,679
Other long-term assets	28,246	40,750
Total assets	$1,105,556	$1,210,526
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$9,623	$8,546
Accrued legal fees	1,796	4,942
Accrued liabilities	17,342	26,335
Current portion of long-term debt, net	66,145	109,813
Deferred revenue	7,132	17,076
Total current liabilities	102,038	166,712
Deferred revenue, less current portion	17,672	10,683
Long-term debt, net	519,550	619,580
Noncurrent operating lease liabilities	9,730	4,794
Long-term income tax payable	81,834	87,302
Other long-term liabilities	18,110	20,043
Total liabilities	748,934	909,114
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock: $0.001 par value; authorized (2023: 15,000 shares; 2022: 15,000 shares) and no shares issued and outstanding	—	—
Common stock: $0.001 par value; (2023: authorized 350,000 shares, issued 120,730 shares, outstanding 107,384 shares; 2022: authorized 350,000 shares, issued 117,392 shares, outstanding 105,167 shares)	121	117
Additional paid-in capital	635,331	636,266
Treasury stock at cost (2023: 13,346 shares; 2022: 12,225 shares)	(222,497)	(211,223)
Accumulated other comprehensive loss	(8)	(51)
Accumulated deficit	(56,325)	(123,697)
Total stockholders’ equity	356,622	301,412
Total liabilities and equity	$1,105,556	$1,210,526

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$67,372	$(298,586)	$(58,913)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment	1,539	17,144	23,801
Amortization of intangible assets	93,735	143,243	203,401
Goodwill impairment	—	354,000	—
Stock-based compensation expense	18,057	52,626	58,182
Deferred income tax	11,392	(40,301)	(978)
Loss on debt extinguishment	—	—	8,012
Patent assets received in lieu of cash	—	—	(8,787)
Amortization of debt issuance costs	4,302	4,405	6,426
Other	(252)	744	(938)
Changes in operating assets and liabilities:
Accounts receivable	18,268	24,892	(27,615)
Unbilled contracts receivable	(34,303)	(86,673)	58,496
Other assets	(4,502)	(3,243)	7,497
Accounts payable	(894)	18,601	(5,234)
Accrued and other liabilities	(14,604)	(3,614)	(27,910)
Deferred revenue	(7,355)	(215)	(651)
Net cash from operating activities	152,755	183,023	234,789
Cash flows from investing activities:
Purchases of property and equipment	(3,812)	(12,576)	(13,950)
Proceeds from sale of property and equipment	—	86	19
Purchases of intangible assets	(2,531)	(290)	(186)
Net cash paid for mergers and acquisitions	—	(50,473)	(17,400)
Purchases of short-term investments	(42,845)	(4,490)	(67,343)
Proceeds from sales of short-term investments	—	28,254	49,768
Proceeds from maturities of short-term investments	14,700	36,576	42,886
Net cash from investing activities	(34,488)	(2,913)	(6,206)
Cash flows from financing activities:
Repayment of debt	(148,000)	(40,500)	(84,048)
Debt refinancing costs	—	—	(4,253)
Dividends paid	(21,339)	(20,888)	(20,979)
Distribution of Xperi Inc.	—	(182,928)	—
Proceeds from employee stock purchase program and exercise of stock options	2,351	14,260	13,839
Repurchases of common stock for tax withholdings on equity awards	(11,274)	(15,941)	(15,916)
Repurchases of common stock	—	(17,260)	(84,888)
Net cash from financing activities	(178,262)	(263,257)	(196,245)
Effect of exchange rate changes on cash and cash equivalents	—	(3,419)	(1,405)
Net increase (decrease) in cash and cash equivalents	(59,995)	(86,566)	30,933
Cash and cash equivalents at beginning of period	114,555	201,121	170,188
Cash and cash equivalents at end of period	$54,560	$114,555	$201,121

Supplemental disclosure of cash flow information:
Interest paid	$57,760	$40,505	$32,363
Income taxes paid, net of refunds	$10,318	$24,782	$30,865
Debt acquired in a business acquisition	$—	$50,000	$—
Unpaid purchases of property and equipment at the end of the period	$471	$—	$—
Unpaid purchases of intangible assets at the end of the period	$1,500	$—	$—
Non-cash acquisition of intangible assets	$4,400	$—	$—

Cash flows above are presented on a consolidated basis and therefore also include $120.7 million of cash and cash equivalents included in current assets of discontinued operations in the consolidated balance sheet as of December 31, 2021. Refer to “Note 9 – Discontinued Operations” for additional information related to cash flows from discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Total Company Stockholders' Equity
	Common Stock		Additional	Treasury Stock		Accumulated Other Comprehensive	Retained Earnings	Noncontrolling
	Shares	Amount	Paid-In Capital	Shares	Amount	Income (Loss)	(Accumulated Deficit)	Interest	Total Equity
Balance at December 31, 2020	104,775	$110	$1,268,471	5,407	$(77,218)	$1,264	$264,250	$(5,758)	$1,451,119
Issuance of subsidiary shares to noncontrolling interest	—	—	(9)	—	—	—	—	9	—
Net loss	—	—	—	—	—	—	(55,457)	(3,456)	(58,913)
Other comprehensive loss, net of tax	—	—	—	—	—	(2,016)	—	—	(2,016)
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(20,979)	—	(20,979)
Issuance of common stock in connection with exercise of stock options	39	—	779	—	—	—	—	—	779
Issuance of common stock in connection with employee stock purchase plan	1,236	1	13,057	—	—	—	—	—	13,058
Issuance of restricted stock, net of shares canceled	2,003	2	—	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(751)	—	—	751	(15,916)	—	—	—	(15,916)
Repurchases of common stock	(4,042)	—	—	4,042	(84,888)	—	—	—	(84,888)
Stock-based compensation expense	—	—	58,182	—	—	—	—	—	58,182
Balance at December 31, 2021	103,260	$113	$1,340,480	10,200	$(178,022)	$(752)	$187,814	$(9,205)	$1,340,428
Issuance of subsidiary shares to noncontrolling interest	—	—	1,421	—	—	—	—	(1,421)	—
Net loss	—	—	—	—	—	—	(295,880)	(2,706)	(298,586)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,380)	—	—	(4,380)
Cash dividends paid on common stock ($0.20 per share)	—	—	(5,257)	—	—	—	(15,631)	—	(20,888)
Distribution of Xperi Inc.	—	—	(767,263)	—	—	5,081	—	13,332	(748,850)
Issuance of common stock in connection with exercise of stock options	11	—	128	—	—	—	—	—	128
Issuance of common stock in connection with employee stock purchase plan	1,301	1	14,131	—	—	—	—	—	14,132
Issuance of restricted stock, net of shares canceled	2,620	3	—	—	—	—	—	—	3
Withholding taxes related to net share settlement of restricted awards	(996)	—	—	996	(15,941)	—	—	—	(15,941)
Repurchases of common stock	(1,029)	—	—	1,029	(17,260)	—	—	—	(17,260)
Stock-based compensation expense	—	—	52,626	—	—	—	—	—	52,626
Balance at December 31, 2022	105,167	$117	$636,266	12,225	$(211,223)	$(51)	$(123,697)	$—	$301,412
Net income	—	—	—	—	—	—	67,372		67,372
Other comprehensive income, net of tax	—	—	—	—	—	43	—	—	43
Cash dividends paid on common stock ($0.20 per share)	—	—	(21,339)	—	—	—		—	(21,339)
Issuance of common stock in connection with exercise of stock options	81	—	880	—	—	—	—	—	880
Issuance of common stock in connection with employee stock purchase plan	182	—	1,467	—	—	—	—	—	1,467
Issuance of restricted stock, net of shares canceled	3,075	4	—	—	—	—	—	—	4
Withholding taxes related to net share settlement of restricted awards	(1,121)	—	—	1,121	(11,274)	—	—	—	(11,274)
Stock-based compensation expense	—	—	18,057	—	—	—	—	—	18,057
Balance at December 31, 2023	107,384	$121	$635,331	13,346	$(222,497)	$(8)	$(56,325)	$—	$356,622

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP consisting of approximately 10,950 patents and patent applications worldwide.

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

The accounting requirements for reporting the Separation of Xperi Inc. as a discontinued operation were met when the Separation was completed. Accordingly, the financial results of Xperi Inc. for the years ended December 31, 2022 and 2021 are presented as a net loss from discontinued operations, net of tax on the Consolidated Statements of Operations. For further information on discontinued operations, see “Note 9 – Discontinued Operations”. Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements pertain to continuing operations.

Additionally, as a result of the Separation, the Company changed its operational structure in the fourth quarter of 2022, resulting in one reportable segment, IP Licensing.

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

Short-term Investments

The Company invests in debt securities which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and in equity securities consisting of money market funds. The Company’s investments are classified as available-for-sale (“AFS”). These investments are recorded in the Consolidated Balance Sheets at fair value with net unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax.

Marketable Debt Securities

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

The Company follows a corporate investment policy which sets credit, maturity and concentration limits and regularly monitors the composition, market risk and maturities of these investments. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. See “Note 17 – Segment and Geographic Information” for further discussion on concentration of credit and other risks.

Allowance for Credit Losses

The allowance for credit losses, which includes the allowance for accounts receivable, represents the Company’s best estimate of lifetime expected credit losses inherent in those financial assets. The Company’s lifetime expected credit losses are determined using relevant information about past events (including historical experience), current conditions, and reasonable and supportable forecasts that affect collectability. The Company monitors its credit exposure through ongoing credit evaluations of its customers’ financial condition. In addition, the Company performs routine credit management activities such as timely account reconciliations, dispute resolution, and payment confirmations. The Company may employ collection agencies and legal counsel to pursue recovery of defaulted receivables. See “Note 4 – Revenue” for a further discussion of the allowance for credit losses.

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

Research and Development

Research and development expense (“R&D expense”) consists primarily of personnel costs, stock-based compensation, outside engineering consulting expenses associated with new IP development, as well as costs related to patent applications and examinations, reverse engineering, materials, supplies and an allocation of facilities costs. All R&D expense is expensed as incurred.

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

The Company uses the closing trading price of its common stock on the date of grant as the fair value of awards of restricted stock units (“RSUs”), and performance stock units (“PSUs”) that are based on company-designated performance targets. For performance stock awards that also contain market conditions, or market-based PSUs, fair value is estimated by using a Monte Carlo simulation on the date of grant. The Company estimates the grant-date fair value of stock options and stock to be issued under the employee stock purchase plan (“ESPP”) using the Black-Scholes pricing model. See “Note 14 – Stock-based Compensation Expense” for additional detail.

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

The provision for income taxes is comprised of the Company’s current tax liability and changes in deferred income tax assets and liabilities. The calculation of the current tax liability involves dealing with uncertainties in the application of complex tax laws and regulations and in determining the liability for tax positions, if any, taken on the Company’s tax returns in accordance with authoritative guidance on accounting for uncertainty in income taxes. Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to realize its deferred tax assets. If realizability is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be realizable. However, should there be a change in the Company’s ability to realize its deferred tax assets, on a more-likely-than-not basis, the provision for income taxes would fluctuate in the period of such change. See “Note 15 – Income Taxes” for additional detail.

Advertising Costs

Advertising costs are expensed as incurred and are presented within selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expenses were $10.5 and $5.5 million for the years ended December 31, 2023 and 2022, respectively. Advertising costs were not material for the year ended December 31, 2021.

Guarantees and Indemnification

The Company has certain financial and performance guarantees which have been issued in the normal course of business. The Company entered into the underlying arrangement with a third-party to facilitate commercial transactions. See “Note 16 – Commitments and Contingencies” for further information regarding the Company’s guarantees.

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

Foreign Currency Translation and Transactions

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which deferred the application dates of Topic 848 to December 31, 2024. In the second quarter of 2023, the Company adopted Topic 848 and modified its debt agreement to reference to other rate. The adoption did not have a material impact to the Company’s Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.

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

When a contract with a customer includes variable consideration, an estimate of the consideration which the Company expects to be entitled to for transferring the promised IP rights or services is made at contract inception and in each subsequent reporting period until the uncertainty associated with the variable consideration is resolved. The amount of variable consideration is estimated by considering all available information (historical, current, and forecast) and is updated as additional information becomes available. The estimate of variable consideration is included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. When the uncertainty associated with variable consideration relates to potential price adjustments as a result of a legal contract dispute, the Company estimates variable consideration using the expected value method or the most likely amount method, whichever is more appropriate in the circumstances, and considers all available information, including historical data and experience. Estimating variable consideration related to potential future price adjustments requires significant judgment in evaluating the possible outcomes. Subsequent changes in the transaction price resulting from changes in the estimate of variable consideration are allocated to the performance obligations in the contract on the same basis as at contract inception.

When variable consideration is in the form of a sales-based or usage-based royalty in exchange for a license of IP, revenue is recognized at the later of when the subsequent sale or usage occurs or the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied.

Description of Revenue-Generating Activities

IP License Arrangements

The Company licenses (i) its media patent portfolio (“Media IP licensing”) to multichannel video programming distributors, over-the-top video service providers, consumer electronics manufacturers, social media, and other new media companies and (ii) its semiconductor technologies and associated patent portfolio (“Semiconductor IP licensing”) to memory, logic, sensors, radio frequency component, and foundry companies. The Company generally licenses its IP portfolios under three models: (i) fixed-fee Media IP licensing, (ii) fixed-fee or minimum guarantee Semiconductor IP licensing, and (iii) per-unit or per-subscriber Media IP or Semiconductor IP royalty licensing.

Fixed-fee Media IP licensing

The Company’s long-term fixed-fee Media IP licensing contracts provide its customers with rights to future patented technologies over the term of the contract that are highly interdependent or highly interrelated to the patented technologies provided at the inception of the contract. The Company treats these rights as a single performance obligation with revenue recognized on a straight-line basis over the term of the fixed-fee license contract. The transaction price is adjusted for the effect of any significant financing components calculated using borrower-specific, risk-adjusted interest rates, with the related interest income or expense being recognized over time on an effective rate basis.

Fixed-fee or minimum guarantee Semiconductor IP licensing

The Company enters into Semiconductor IP licenses that have a fixed fee or a minimum guarantee, whereby licensees pay a fixed fee for the right to incorporate the Company’s IP technologies in the licensee’s products over the license term. In contracts with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum. The Company generally recognizes the full fixed fee as revenue at the beginning of the license term when the customer has the right to use the IP and begins to benefit from the license, adjusted for the effect of any significant financing components calculated using borrower-specific, risk-adjusted interest rates, with the related interest income or expense being recognized over time on an effective rate basis. For minimum guarantee contracts where the customer exceeds the minimum, the Company recognizes revenue relating to any additional per-unit fees in the periods it believes the customer has exceeded the minimum and adjusts the revenue based on actual usage once that is reported by the customer.

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

Revenue Details

Revenue disaggregation

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by category, market vertical and geographic location (presented in “Note 17 – Segment and Geographic Information”). This information includes revenue recognized from contracts with customers and revenue from other sources, including sales-based or usage-based royalty revenues and fees associated with releases for past infringement.

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

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Recurring revenue	$338,708	$363,603	$350,616
Non-recurring revenue	50,080	75,330	40,596
Total revenue	$388,788	$438,933	$391,212

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Media	$343,410	$366,166	$375,027
Semiconductor	45,378	72,767	16,185
Total revenue	$388,788	$438,933	$391,212

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

Contract assets were recorded in the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2023	2022
Unbilled contracts receivable	$74,919	$73,754
Other current assets	620	512
Long-term unbilled contracts receivable	73,843	40,705
Other long-term assets	1,007	1,144
Total contract assets	$150,389	$116,115

Contract Liabilities

Contract liabilities are comprised of deferred revenue related to multi-period licensing arrangements for which the Company is paid in advance, while the underlying performance obligation is satisfied at a future date or over time.

Allowance for Credit Losses

The allowance for credit losses represents the Company’s best estimate of lifetime expected credit losses inherent in accounts receivable. The Company’s long-term unbilled contracts receivable is derived from fixed-fee or minimum-guarantee Semiconductor IP and is primarily comprised of contracts with large, well-capitalized companies. It is generally considered to be of high credit quality due to past collection history and the nature of the customers.

The Company allowance for credit losses for the years ended December 31, 2023 and 2022 was $1.5 million and $0.7 million, respectively and it is presented as part of accounts receivable, net in the Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Years Ended December 31,
	2023	2022	2021
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$16,743	$5,509	$4,476
Performance obligations satisfied in previous periods (1)	$16,273	$12,976	$33,885

(1) Performance obligations satisfied in previous periods consist mainly of fees associated with releases for past patent infringement, settlements of litigation during the period, and revenue from past royalties owed pursuant to expired or terminated IP license agreements. For long-term and multi-year revenue contracts, the Company recorded revenue from the releases for past infringement and the prospective license during the years ended December 31, 2023, 2022 and 2021 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements.

Amounts
Revenue from contracts with performance obligations expected to be satisfied in:
2024	$161,901
2025	156,430
2026	59,665
2027	48,341
2028	41,452
Thereafter	58,643
Total	$526,432

NOTE 5 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid income taxes	$3,752	$7,252
Prepaid expenses	2,185	1,924
Prepaid insurance	1,123	2,103
Other	640	645
Total other current assets	$7,700	$11,924

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Equipment, furniture and other	$17,267	$14,148
Leasehold improvements	5,037	5,057
	22,304	19,205
Less: Accumulated depreciation and amortization	(15,333)	(14,655)
Total property and equipment, net	$6,971	$4,550

Other long-term assets consisted of the following (in thousands):

	December 31,
	2023	2022
Long-term deferred tax assets	$23,885	$35,278
Other assets	4,361	5,472
Total other long-term assets	$28,246	$40,750

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Employee compensation and benefits	$8,378	$6,978
Accrued expenses	3,601	12,745
Current portion of guarantee (1)	2,400	2,431
Current portion of operating lease liabilities	503	2,108
Accrued income taxes	325	358
Other	2,135	1,715
Total accrued liabilities	$17,342	$26,335

(1) Refer to “Note 16 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Long-term portion of guarantee (1)	$16,135	$18,064
Other	1,975	1,979
Total other long-term liabilities	$18,110	$20,043

(1) Refer to “Note 16 – Commitments and Contingencies” for further detail on the nature of the guarantee.

NOTE 6 – FINANCIAL INSTRUMENTS

The Company has investments in debt securities, which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and in equity securities consisting of money market funds. The Company classifies its debt securities as available-for-sale (“AFS”), which are accounted for at fair value with credit related losses recognized as a provision for credit losses in its Consolidated Statements of Operations and all non-credit related unrealized gains and losses recognized in accumulated other comprehensive income or loss on the Consolidated Balance Sheets. Under ASU 2016-01 (Topic 321), equity securities are measured at fair value with unrealized gains and losses recognized in other income and expense, net, in the Consolidated Statements of Operations.

The following is a summary of marketable securities at December 31, 2023 and December 31, 2022 (in thousands):

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$12,421	$5	$(4)	$—	$12,422
Treasury and agency notes and bills	10,746	—	(1)	—	10,745
Corporate bonds and notes	5,813	34	(2)	—	5,845
Total debt securities	$28,980	$39	$(7)	$—	$29,012
Money market funds	5,778	—	—	—	5,778
Total equity securities	5,778	—	—	—	5,778
Total marketable securities	$34,758	$39	$(7)	$—	$34,790
Reported in:
Cash and cash equivalents					$5,778
Available-for-sale debt securities					29,012
Total marketable securities					$34,790

	December 31, 2022
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Corporate bonds and notes	$29,018	$3	$(6)	$—	$29,015
Total debt securities	29,018	3	(6)		29,015
Money market funds	4,107	—	—	—	4,107
Total equity securities	4,107	—	—	—	4,107
Total marketable securities	$33,125	$3	$(6)	$—	$33,122
Reported in:
Cash and cash equivalents					$33,122

At December 31, 2023 and 2022, the Company had $83.6 million and $114.6 million, respectively, in cash, cash equivalents and marketable securities. A significant portion of these amounts were held in marketable securities, as shown above. The remaining balance of $48.8 million and $81.5 million at December 31, 2023 and December 31, 2022, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the years ended December 31, 2023, 2022 and 2021. Unrealized losses on AFS debt securities were immaterial as of December 31, 2023 and December 31, 2022. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company did not recognize a provision for credit loss expense related to its AFS debt securities for the years ended December 31, 2023, 2022 and 2021, respectively.

The estimated fair value of marketable debt securities by contractual maturity at December 31, 2023 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,040	$25,038
Due in one to two years	2,464	2,482
Due in two to three years	1,476	1,492
Total	$28,980	$29,012

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2022 and December 31, 2023.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Commercial paper - debt securities (3)	$12,422	$—	$12,422	$—
Treasury and agency notes and bills - debt securities (3)	10,745	—	10,745	—
Corporate bonds and notes - debt securities (2)	5,845	—	5,845	—
Money market funds - equity securities (1)	5,778	5,778	—	—
Total Assets	$34,790	$5,778	$29,012	$—

(1) Reported as cash and cash equivalents in the Consolidated Balance Sheet.
(2) Reported as AFS debt securities in the Consolidated Balance Sheet
(3) Reported as AFS debt securities in the Consolidated Balance Sheet as these were purchased with original maturities of more than three months at date of purchase; otherwise reported as cash and cash equivalents.

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

(2) Reported as AFS debt securities in the Consolidated Balance Sheet as these were purchased with original maturities of more than three months at date of purchase; otherwise reported as cash and cash equivalents.

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Refinanced Term B Loans (1)	585,695	584,231	729,393	700,217
Total long-term debt, net	$585,695	$584,231	$729,393	$700,217

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $15.6 million and $19.9 million as of December 31, 2023 and 2022, respectively. See “Note 11 – Debt” for additional information.

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

For impairment related fair value measurements, see “Note 10 – Goodwill And Identified Intangible Assets”

NOTE 8 – LEASES

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

The Company leases office and research facilities, and office equipment under operating leases which expire through 2032. The Company’s leases have remaining lease terms of one to nine years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next 5 years or less. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The components of operating lease costs were as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Fixed lease cost (1)	$2,182	$2,177	$3,387
Variable lease cost	640	598	1,002
Total operating lease cost	$2,822	$2,775	$4,389

(1) Includes short-term leases costs, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Years Ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,357	$2,227	$4,039
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$5,164	$1,153	$764

	Years ended December 31,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	8.35	3.19
Weighted-average discount rate:
Operating leases	8.5%	5.4%

Future minimum lease payments and related lease liabilities as of December 31, 2023 were as follows (in thousands):

Operating Lease Payments (1)
2024 (2)	$537
2025	1,293
2026	2,069
2027	2,132
2028	1,888
Thereafter	7,771
Total lease payments	15,690
Less: imputed interest	(5,457)
Present value of lease liabilities:	$10,233

Less: current obligations under leases (accrued liabilities)	(503)
Noncurrent operating lease liabilities	$9,730

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

(2) Includes tenant improvements allowance of $1.7 million.

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

The Company’s presentation of discontinued operations excludes general corporate overhead costs, which were historically allocated to Xperi Inc., that do not meet the requirements to be presented in discontinued operations, although such costs are not reflective of the on-going operations of the Company. Such allocations included labor and non-labor costs related to the Company’s corporate support functions (e.g., administration, human resources, finance, accounting, tax, information technology, corporate development, legal, among others) that historically provided support to Xperi Inc. prior to the Separation. In addition, discontinued operations exclude the historical intercompany balances and transactions between the Company and Xperi Inc. that were eliminated in consolidation.

In connection with the Separation, the Company incurred separation costs of $45.0 million from January 1, 2020 to December 31, 2023. Separation costs primarily consist of third-party advisory, consulting, legal and professional service, IT and employee bonus costs directly related to the Separation, as well as other items that are incremental and one-time in nature. Out of these costs, $28.6 million were incurred prior to the Separation and are included in net loss from discontinued operations, net of tax. The remaining separation costs of $16.4 million were incurred after the Separation and are reflected in continuing operations within operating expenses in the Company’s Consolidated Statement of Operations.

The Company and Xperi Inc. entered into various agreements to effect the Separation and provide a framework for their on-going relationship, including a separation and distribution agreement, transition services agreement, employee matters agreement, tax matters agreement, cross business license agreement and data sharing agreement. The transition services agreement consists of services that Xperi Inc. and its subsidiaries will provide to the Company and its subsidiaries for a transitional period, as defined in the agreement. The services to be provided include back office functions and assistance with regard to administrative tasks relating to day-to-day activities as needed, including finance, accounting and tax activities, IT services, customer support, facilities services, human resources, and general corporate support, as well as pass-through services provided by certain vendors. The impact of these transition services on the Company’s Consolidated Financial Statements for the year ended December 31, 2023 was not material.

Net Loss from Discontinued Operations, Net of Tax

The financial results of Xperi Inc. through September 30, 2022 are presented as net loss from discontinued operations, net of tax, on the Consolidated Statements of Operations. The following table presents financial results of Xperi Inc. (in thousands):

	2022 (1)	2021
Revenue	$366,730	$486,484
Operating expenses:
Cost of revenue	85,689	125,627
Research and development	158,708	194,869
Selling, general and administrative	123,764	137,745
Depreciation expense	15,702	21,777
Amortization expense	46,166	105,311
Litigation expense	921	6,371
Goodwill impairment	354,000	—
Total operating expenses	784,950	591,700
Operating loss	(418,220)	(105,216)
Interest expense	(754)	—
Other income and expense, net	62	1,870
Loss before taxes	(418,912)	(103,346)
Provision for income taxes	18,066	23,550
Net loss from discontinued operations, net of tax	$(436,978)	$(126,896)
Less: net loss attributable to noncontrolling interest	(2,706)	(3,456)
Net loss attributable to discontinued operations	$(434,272)	$(123,440)

(1) Represents nine months of Xperi Inc.’s operations in 2022, as compared to a full year of Xperi Inc.’s operations in 2021.

Assets and Liabilities of Discontinued Operations

The total net impact to stockholders’ equity as a result of the Separation was a reduction of $748.9 million, which has been reflected as a reduction of $767.3 million, $5.1 million and $13.3 million to additional paid-in capital, accumulated other comprehensive income (loss) and noncontrolling interest, respectively, in the Consolidated Statements of Equity as of December 31, 2022.

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

MobiTV

On May 31, 2021, the Company completed the acquisition of certain assets and assumption of certain liabilities of MobiTV, Inc. (“MobiTV”), a provider of application-based Pay-TV video delivery solutions (the “MobiTV Acquisition”). The net purchase price for the MobiTV Acquisition was $17.4 million.

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

The results of operations and cash flows relating to the business acquired pursuant to the MobiTV Acquisition were included in the Company’s Consolidated Financial Statements for periods subsequent to May 31, 2021, and the related assets and liabilities were recorded at their estimated fair values in the Company’s consolidated balance sheet as of May 31, 2021. Certain assets and liabilities acquired in the business combination were attributed to the Company’s IP Licensing segment.

Supplemental Pro Forma Information

The following unaudited pro forma financial information assumes the MobiTV Acquisition was completed as of January 1, 2020. The unaudited pro forma financial information as presented below is for informational purposes only and is based on estimates and assumptions that were made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the MobiTV Acquisition had taken place on January 1, 2020, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below. The following table presents the pro forma operating results as if the acquired operations of MobiTV had been included in the Company’s Consolidated Statements of Operations as of January 1, 2020 (unaudited, in thousands):

Year Ended December 31, 2021
Net income (loss) attributable to discontinued operations	$(71,169)

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

Vewd Results of Operations

The results of operations and cash flows related to the Vewd Acquisition were included in the Company’s Consolidated Financial Statements for periods subsequent to July 1, 2022, and the related assets and liabilities were recorded at their estimated fair values in the Company’s consolidated balance sheet as of July 1, 2022. For the year ended December 31, 2022, the acquired Vewd business contributed $2.5 million of revenue and $10.1 million of operating loss, respectively, to the Company’s operating results.

Transaction Costs

In connection with the Vewd Acquisition, the Company incurred one-time expenses such as transaction related costs and severance and retention costs. For year ended December 31, 2022, transaction related costs including transaction bonuses, legal and consultant fees were $6.1 million and severance and retention costs were $2.1 million.

Supplemental Pro forma Information

The following unaudited pro forma financial information assumes the Vewd Acquisition was completed as of January 1, 2021. The unaudited pro forma financial information as presented below is for information purposes only and is based on estimates and assumptions that were made solely for purposes of developing such pro forma information. This is not necessarily indicative of the results of operations that would have been achieved if the Vewd Acquisition had taken place on January 1, 2021, nor is it necessarily indicative of future results. Consequently, actual results could differ materially from the unaudited pro forma financial information presented below.

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

As a result of the fair value analysis, the Company recognized a goodwill impairment charge of $354.0 million in the third quarter of 2022, which was allocated to the Company’s former product segment and included as part of net loss from discontinued operations, net of tax in the Consolidated Statements of Operations. The Company also assessed the recoverability of indefinite-lived intangible assets related to the Company’s former product reporting unit and concluded that no impairment existed as of September 30, 2022, as its estimated fair values exceeded their carrying amounts. No impairment indicators were identified with respect to other long-lived assets.

Net Cash Flows of Discontinued Operations

In connection with the Separation, the Company distributed $182.9 million of cash which is presented as part of financing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2022. The following table presents selected financial information related to cash flows from discontinued operations:

	2022 (1)	2021
Net cash from operating activities	$2,308	$24,395
Net cash from investing activities	$(61,097)	$(21,479)

(1) Represents nine months of Xperi Inc.’s operations in 2022, as compared to a full year in 2021.

NOTE 10 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at December 31, 2023 and 2022 was $313.7 million. Changes to the carrying value of goodwill from January 1, 2022 through December 31, 2023 were as follows (in thousands):

Amounts
Balance at December 31, 2021	$314,576
Goodwill adjustment related to mergers in prior periods	(916)
Balance at December 31, 2022 and 2023	$313,660

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

As part of its annual goodwill impairment test, the Company elected to proceed with a qualitative goodwill impairment test and no indicators of potential impairment were identified. Additionally, based on the qualitative evaluation, which included consideration of the carrying value of the IP Licensing reporting unit and market capitalization of the Company, no goodwill impairment triggers were identified as of December 31, 2023. No impairment charges associated with the IP Licensing reporting unit were recognized for the years ended December 31, 2022 and 2021.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

		December 31, 2023			December 31, 2022
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-10	$654,360	$(323,261)	$331,099	$645,928	$(270,275)	$375,653
Customer contracts and related relationships	3-9	155,900	(139,827)	16,073	155,900	(101,252)	54,648
Existing technology / content database	5-10	38,681	(38,681)	—	38,681	(36,614)	2,067
Trademarks/trade name	4-10	1,300	(1,300)	—	1,300	(1,192)	108
Total intangible assets		$850,241	$(503,069)	$347,172	$841,809	$(409,333)	$432,476

As of December 31, 2023, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2024	$69,815
2025	53,737
2026	53,603
2027	53,251
2028	48,208
Thereafter	68,558
Total	$347,172

NOTE 11 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	December 31,
	2023	2022
Refinanced Term B Loans	$601,250	$749,250
Unamortized debt discount and issuance costs	(15,555)	(19,857)
	585,695	729,393
Less: current portion, net of debt discount and issuance costs	(66,145)	(109,813)
Total long-term debt, net of current portion	$519,550	$619,580

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

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Separation did not require the Company to obtain any waivers under the 2020 Credit Agreement, and the Company completed the Separation in compliance with all of the covenants contained in the 2020 Credit Agreement. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order access an annual basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements as of December 31, 2023. The 2020 Credit Agreement, as amended, also requires the Company to make additional cash payments on an annual basis beginning in April 2023 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The additional cash payments are applied to the remaining principal balance due at final maturity. Accordingly, as of December 31, 2023, the Company reclassified $29.1 million to current portion of long-term debt for the payment to be made under the excess cash flow provisions in 2024.

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

Interest Expense and Expected Principal Payments

At December 31, 2023, $601.3 million in total debt was outstanding. There were also $15.6 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Refinanced Term B Loans as of December 31, 2023, including the amortization of debt discount and issuance costs, was 9.9% and interest is payable monthly. Interest expense was $62.5 million, $45.3 million and $39.0 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $4.3 million, $4.4 million and $6.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

As of December 31, 2023, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2024	$40,500
2025	40,500
2026	40,500
2027	40,500
2028	439,250
Total	$601,250

NOTE 12 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2023	2022	2021
Numerator:
Net income from continuing operations	$67,372	$138,392	$67,983
Net loss attributable to discontinued operations	—	(434,272)	(123,440)
Net income (loss) attributable to the Company	$67,372	$(295,880)	$(55,457)

Denominator:
Weighted average common shares outstanding	106,554	104,336	104,735
Add: Effect of dilutive securities associated with options	—	—	17
Add: Effect of dilutive securities associated with restricted stock awards and units	6,293	3,244	2,513
Add: Effect of dilutive securities associated with employee stock purchase program	2	—	—
Weighted average common shares - dilutive	112,849	107,580	107,265

Basic net income (loss) per share
Continuing operations	$0.63	$1.33	$0.65
Discontinued operations	—	(4.16)	(1.18)
Net income (loss) attributable to the Company	$0.63	$(2.83)	$(0.53)

Diluted net income (loss) per share
Continuing operations	$0.60	$1.29	$0.63
Discontinued operations	—	(4.04)	(1.15)
Net income (loss) attributable to the Company	$0.60	$(2.75)	$(0.52)

Anti-dilutive employee stock-based awards, excluded	616	1,758	2,780

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

NOTE 13 – STOCKHOLDERS’ EQUITY

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

As of December 31, 2023, there were 3.6 million shares reserved for future grants under both the 2020 EIP and the Assumed Plans.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	637	$29.59
Options granted	—	$—
Options exercised	(39)	$20.03
Options canceled / forfeited / expired	(151)	$44.99
Balance at December 31, 2021	447	$25.22
Options granted	—	$—
Options exercised	(10)	$13.96
Options canceled / forfeited / expired	(73)	$37.24
Balance at December 31, 2022	364
Options granted	—
Options exercised	(81)	$10.87
Options canceled / forfeited / expired	(70)	$11.87
Balance at December 31, 2023	213		1.75	$103
Vested and expected to vest at December 31, 2023	213		1.75	$103
Exercisable at December 31, 2023	213		1.75	$103

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2023:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$8.99 - $21.60	213	1.75	$14.26	213	$14.26

Restricted Stock Awards

Information with respect to outstanding restricted stock awards (including both time-based vesting and performance-based vesting) as of December 31, 2023 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2020	5,662	1,061	6,723	$16.63
Awards granted	3,959	650	4,609	$22.77
Awards vested / earned	(1,916)	(87)	(2,003)	$17.79
Awards canceled / forfeited	(890)	(99)	(989)	$17.75
Balance at December 31, 2021	6,815	1,525	8,340	$19.61
Awards granted	5,417	514	5,931	$12.56
Awards vested / earned	(2,281)	(340)	(2,621)	$18.59
Awards canceled / forfeited	(903)	(174)	(1,077)	$18.29
Balance at December 31, 2022	9,048	1,525	10,573	$10.48
Awards granted	2,064	821	2,885	$10.13
Awards vested / earned	(3,042)	(32)	(3,074)	$9.86
Awards canceled / forfeited	(479)	(533)	(1,012)	$11.68
Balance at December 31, 2023	7,591	1,781	9,372	$10.44

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

An eligible employee’s right to buy the Company’s common stock under the 2020 ESPP may not accrue at a rate in excess of $25,000 of the fair market value of such shares per calendar year for each calendar year of an offering period. If the fair market value per share of the Company’s common stock on any purchase date during an offering period is less than the fair market value per share on the start date of the 24-month offering period, then that offering period will automatically terminate and a new 24-month offering period will begin on the next business day. All participants in the terminated offering will be transferred to the new offering period. Due to the fair market value per share of Company’s common stock on November 30, 2023 as compared to the fair market value per share on June 1, 2023, the offering period was automatically terminated and a new 24-month offering period began on December 1, 2023 and will end on November 30, 2025.

At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company’s shareholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance. As of December 31, 2023, there were 5.3 million shares reserved for grant under the Company’s 2020 ESPP.

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

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors. For the years ended December 31, 2023, 2022 and 2021, dividends declared in the aggregate for each year were $0.20 per common share, respectively.

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

There were no shares repurchased during the year ended December 31, 2023. As of December 31, 2022, the Company has repurchased a total of approximately 10.0 million shares of common stock, since inception of the plan, at an average price of $17.24 per share for a total cost of $172.2 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2023, the total remaining amount available for repurchase under this plan was $77.8 million. The Company may execute authorized repurchases from time to time under the plan.

The Company accounts for stock repurchases using the cost method and records retirement of treasury stock as a reduction of the cumulative treasury stock paid-in capital balance. Once the cumulative balance is reduced to zero, any remaining difference resulting from the retirement of treasury stock is recorded as a reduction of retained earnings.

The Company issues restricted stock awards as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the consolidated financial statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company’s authorized share repurchase plan. During the year ended December 31, 2023, 2022 and 2021, the Company withheld 1.1 million, 1.0 million and 0.8 million shares of common stock to satisfy $11.3 million, $15.9 million and $15.9 million of required withholding taxes, respectively.

NOTE 14 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Research and development	$2,911	$1,644	$1,895
Selling, general and administrative	15,146	21,201	23,733
Total stock-based compensation expense	$18,057	$22,845	$25,628

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

As a result of the Separation and the conversion of the outstanding stock options and equity awards described in “Note 13 – Stockholders’ Equity”, the Company compared the fair value of the outstanding stock options immediately before and after the Separation and a total incremental cost of $0.4 million was recognized as part of stock-based compensation expense during the year ended December 31, 2022.

The total fair value of restricted stock awards vested during the years ended December 31, 2023, 2022 and 2021 was $30.3 million, $48.7 million and $35.6 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.04 million, $0.02 million and $0.1 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2023, there was no unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options, and there was $35.7 million related to restricted stock awards, including performance-based awards, to be recognized over an estimated weighted average period of 2.0 years.

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

Volatility – Prior to the Separation, volatility was calculated using the historical volatility of the Company’s common stock for a term consistent with the expected life. After the Separation, and due to limited historical trading data, volatility is calculated based on a peer group over the most recent period that represents the remaining term of the vesting period as of the valuation date.

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

There were no stock options granted during the years ended December 31, 2023, 2022 and 2021.

The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2023	2022	2021
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	4.3% − 4.6%	1.3 − 4.3%	0.1 − 0.2%
Dividend yield	2.0%	1.1 − 2.3%	0.9 − 1.2%
Expected volatility	61.3% − 63.5%	48.5 − 69.0%	52.0%

For the years ended December 31, 2023, 2022 and 2021, an aggregate of 182,000, 1,301,000 and 1,238,000 common shares, respectively, were purchased pursuant to the ESPP.

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. The following assumptions were used to value the performance stock awards subject to market conditions granted in the years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023	2022	2021
Expected life (in years)	2.4 − 3.0	3.0	3.0
Risk-free interest rate	3.64% − 4.85%	2.8%	0.3%
Dividend yield	1.91% − 2.32%	1.2%	1.0%
Expected volatility	61.3% − 68.5%	37.5% − 40.9%	47.9%

NOTE 15 – INCOME TAXES

The components of total income (loss) before taxes from continuing operations are as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
U.S.	$80,015	$110,796	$71,485
Foreign	(39)	(1,024)	1,326
Income before taxes from continuing operations	$79,976	$109,772	$72,811

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
U.S. federal	$(7,830)	$(5,156)	$(5,578)
Foreign	3,853	9,937	14,045
State and local	5,187	8,636	4,201
Total current	1,210	13,417	12,668
Deferred:
U.S. federal	21,400	(36,363)	(576)
Foreign	(3,200)	4,730	(4,935)
State and local	(6,806)	(10,404)	(2,329)
Total deferred	11,394	(42,037)	(7,840)
Provision for (benefit from) income taxes	$12,604	$(28,620)	$4,828

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets
Net operating losses	$65,235	$63,702
Research tax credits	71,894	78,340
Foreign tax credits	1,088	29,077
Expenses not currently deductible	15,815	18,823
Deferred revenue	6,765	8,428
Capitalized research expenses	37,942	38,806
Lease liability	2,382	1,598
Gross deferred tax assets	201,121	238,774
Valuation allowance	(118,039)	(120,508)
Net deferred tax assets	83,082	118,266
Deferred tax liabilities
Revenue recognition	(1,089)	(4,288)
Operating leases	(2,208)	(1,388)
Acquired intangible assets	(53,921)	(74,075)
Other	(1,979)	(3,237)
Net deferred tax assets	$23,885	$35,278

At December 31, 2023 and 2022, the Company had a valuation allowance of $118.0 million and $120.5 million, respectively, related to state, and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. The $2.5 million decrease from the prior year is primarily comprised of state and foreign valuation allowance adjustments.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. After considering both positive and negative evidence to assess the recoverability of the Company’s net deferred tax assets, the Company determined that the positive evidence outweighed the negative evidence primarily due to cumulative income from its IP Licensing business on a continuing operations basis and the expectation of sustained profitability in future periods and concluded that it was more-likely-than-not that it would realize its federal and certain state deferred tax assets. As a result, during the fourth quarter of 2022, the Company released the valuation allowance on all the federal deferred tax assets and state deferred tax assets, except for California and certain other states where tax attributes can only be utilized against the income of specific legal entities. The release of the valuation allowance resulted in $86.1 million of tax benefit. The Company maintains a full valuation allowance on its foreign deferred tax asset as the expectation of future taxable income is uncertain.

As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $2.6 million and state net operating loss carryforwards of approximately $884.7 million. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2024 and will continue to expire through 2043. The Company has research tax credit carryforwards of approximately $77.8 million for federal purposes. The federal research tax credit will start to expire in 2024 and will continue to expire through 2043. The Company also has research tax credit carryforwards of approximately $77.4 million for state purposes, which do not expire. The Company has $67.5 million of foreign tax credit carryforwards which will begin to expire in 2024 and will continue to expire through 2031. Under the provisions of the Code, substantial ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually in the future to offset taxable income.

A reconciliation of the provision for income taxes based on the statutory U.S. federal income tax rate to the provision for (benefit from) income taxes based on the Company’s effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
U.S. federal statutory rate	$16,794	$23,052	$15,291
State, net of federal benefit	(2,907)	(2,712)	(617)
Stock-based compensation expense	454	235	(129)
Executive compensation limitation	554	1,236	2,430
Research tax credit	665	(2,705)	353
Foreign withholding tax	(1,956)	5,969	1,575
Transaction costs	—	1,308	145
Foreign tax rate differential	26	4,960	(3,249)
Foreign tax credit	1,234	10,525	10,714
Change in valuation allowance	(11)	(78,699)	(33,526)
U.S. tax reform		541	192
Unrecognized tax benefits	819	(3,318)	4,548
Change in estimates	727	(3,478)	(85)
Foreign exchange and interest	44	4,516	6,956
Divestitures	—	15,396	—
Foreign derived intangible income	(4,088)	(4,697)	—
Others	249	(749)	230
Total	$12,604	$(28,620)	$4,828

At December 31, 2023, the Company asserts that it will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used domestically to fund operations, settle a portion of the outstanding debt obligation, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was insignificant. Substantially all of these earnings will not be taxable upon repatriation to the United States since under the Tax Cuts and Jobs Act they will be treated as previously taxed income from the one-time transition tax, Global Intangible Low-Taxed Income or dividends-received deduction.

During the fourth quarter of 2019, the Company filed a refund claim for foreign taxes previously withheld from licensees in South Korea based on court rulings in South Korea and other business factors. These previously withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of the filed and planned refund claims, the Company recorded a total of $120.3 million and $113.7 million as a noncurrent income tax receivable at December 31, 2023 and 2022, respectively, $64.6 million and $63.6 million as a noncurrent income tax payable at December 31, 2023 and 2022, respectively, and $49.1 million and $42.2 million as a reduction in deferred tax assets at December 31, 2023 and 2022, respectively. Although the refund claim is subject to judicial review, the Company anticipates it will receive refunds in the amount recorded in the receivable.

As of December 31, 2023, unrecognized tax benefits were $229.6 million, of which $193.0 million would affect the effective tax rate if recognized. As of December 31, 2022, unrecognized tax benefits were $229.5 million, of which $194.3 million would affect the effective tax rate if recognized. The Company believes that its unrecognized tax benefits as of December 31, 2023 will decrease by approximately $3.9 million within the next twelve months due to expiring statutes of limitation.

The reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Total unrecognized tax benefits at January 1	$229,492	$230,076	$225,279
Increases for tax positions related to the current year	7,765	3,872	6,876
Increases for tax positions related to prior years	1,955	229	5,195
Decreases for tax positions related to prior years	(9,623)	(4,685)	(7,274)
Total unrecognized tax benefits at December 31	$229,589	$229,492	$230,076

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the year ended December 31, 2023, the Company recognized $(0.2) million of accrued interest and penalties. For the year ended December 31, 2022, the Company did not recognize any significant interest or penalties. For the year ended December 31, 2021, the Company recognized $0.2 million of interest and penalties. Accrued interest and penalties were $2.6 million and $2.8 million as of December 31, 2023 and 2022, respectively.

At December 31, 2023, the Company’s 2019 through 2023 tax years are generally open and subject to potential examination in one or more jurisdictions. In the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. Earlier tax years for the Company and its subsidiaries are also open in certain jurisdictions and are currently subject to examination. The Company has no significant income tax audits at this time.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. Total future unconditional purchase obligations as of December 31, 2023 are estimated to be $3.4 million, including $1.8 million due in 2024, $1.4 million due in 2025, and $0.2 million due thereafter.

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

As of December 31, 2023 and 2022, the balance of the guarantee liability was $18.5 million and $20.5 million, respectively. During the year ended December 31, 2023, the Company made guarantee payments of $1.7 million and recognized other income of $0.3 million in the Consolidated Statement of Operations as a result of a change in the carrying value of the guarantee liability.

Indemnifications

In the normal course of business, the Company provides indemnifications of varying scopes and amounts to certain of its licensees, customers, and business partners against claims made by third parties arising from the use of the Company’s products, intellectual property, services or technologies. The Company cannot reasonably estimate the possible range of losses that may be incurred pursuant to its indemnification obligations, if any. Variables affecting any such assessment include, but are not limited to: the nature of the claim asserted; the relative merits of the claim; the financial ability of the party suing the indemnified party to engage in protracted litigation; the number of parties seeking indemnification; the nature and amount of damages claimed by the party suing the indemnified party; and the willingness of such party to engage in settlement negotiations. To date, no such claims have been filed against the Company and no liability has been recorded in the Company’s financial statements.

Contingencies

At each reporting period, the Company evaluates whether or not a potential loss amount or a potential range of losses is probable and reasonably estimable under the provisions of the authoritative guidance that addresses accounting for contingencies.

Litigation related

On June 23, 2017, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) and Adeia Media Solutions Inc. (formerly known as TiVo Solutions Inc.) (together, “Adeia Media”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”). On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy “illico” platform. Specifically, the Court found invalid each of the asserted claims related to the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, the Company paid $2.5 million for expense reimbursement in the fourth quarter of 2022. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On January 30, 2023, Adeia Media filed its opening memorandum of fact and law. Videotron filed its memorandum of fact and law on April 17, 2023. On November 28, 2023, the Federal Court of Appeal of Canada held a hearing on the appeal and took the matter under reserve. There is no set date for the Federal Court of Appeal of Canada to issue its decision.

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, “Bell”) in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, “Telus”) in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, the Company paid $2.8 million for expense reimbursement in the second quarter of 2023. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On June 2, 2023, Adeia Media filed its opening memorandum of fact and law. Bell and Telus filed a combined memorandum of fact and law on August 18, 2023. On November 29, 2023, the Federal Court of Appeal of Canada held a hearing on the appeal and took the matter under reserve. There is no set date for the Federal Court of Appeal of Canada to issue its decision.

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

NOTE 17 – SEGMENT AND GEOGRAPHIC INFORMATION

Upon completion of the Separation, the Company changed its operational structure in the fourth quarter of 2022, resulting in one reportable segment: Intellectual Property (“IP”) Licensing. Reportable segments are identified based on the Company’s organizational structure and information reviewed by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The Company’s Chief Executive Officer is also the CODM as defined by the authoritative guidance on segment reporting.

A portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Years Ended December 31,
	2023		2022		2021
U.S.	$293,673	76%	$366,527	84%	$299,253	76%
Canada	14,729	4%	28,538	7%	29,545	8%
Asia	70,785	18%	35,842	8%	50,553	13%
Europe and Middle East	7,850	2%	6,058	1%	8,201	2%
Other	1,751	0%	1,968	0%	3,660	1%
Total revenue	$388,788	100%	$438,933	100%	$391,212	100%

For the years ended December 31, 2023, 2022 and 2021, two, three and two customers, respectively, each accounted for 10% or more of total revenue. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2023	2022	2021
Customer A	18%	16%	18%
Customer B	*	13%	*
Customer C	11%	11%	14%

* denotes less than 10% of total revenue.

At December 31, 2023, the Company had two customers representing 42% and 28% of aggregate accounts receivable, respectively. At December 31, 2022, the Company had two customers representing 36% and 29% of aggregate accounts receivable, respectively.

As of December 31, 2023 and 2022, property and equipment, net, was all located in the U.S.

NOTE 18 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all eligible U.S. employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2023, 2022 and 2021, the Company contributed approximately $0.8 million, $1.3 million and $1.0 million, respectively, to the 401(k) plan.

NOTE 19 – SUBSEQUENT EVENTS

Declaration of a Cash Dividend

On February 8, 2024, the Board declared a cash dividend of $0.05 per share of common stock, payable on March 26, 2024, for the stockholders of record at the close of business on March 12, 2024.

NOTE 20 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The accounting requirements for reporting the Separation of Xperi Inc. as a discontinued operation were met when the Separation was completed. Accordingly, the financial results of Xperi Inc. for the years ended December 31, 2022 and 2021 are presented as net loss from discontinued operations, net of tax on the Consolidated Statements of Operations. For further information, see “Note 9 – Discontinued Operations”.

The following table sets forth the Company’s unaudited quarterly Consolidated Statements of Operations for each of the quarters in the years ended December 31, 2022 and 2021, that were retrospectively adjusted to reflect Xperi Inc.’s historical financial results as discontinued operations. The information for each quarter was derived from the Company’s unaudited condensed consolidated financial statements and was prepared on a basis consistent with these audited consolidated financial statements, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. The following quarterly financial data should be read in conjunction with the consolidated financial statements (in thousands, except per share amounts):

	Three Months Ended
	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022	Dec 31, 2021	Sep 30, 2021	Jun 30, 2021	Mar 31, 2021
Revenue	$103,290	$89,296	$107,815	$138,532	$89,705	$101,647	$101,846	$98,014
Total operating expenses	70,047	73,654	73,094	69,078	72,738	64,160	70,385	64,901
Operating income from continuing operations	33,243	15,642	34,721	69,454	16,967	37,487	31,461	33,113
Income from continuing operations before income taxes	18,640	4,058	25,712	61,362	7,354	29,249	13,564	22,644
Provision for (benefit from) income taxes	(55,090)	10,401	10,552	5,517	(11,314)	8,676	(387)	7,853
Net income from continuing operations	73,730	(6,343)	15,160	55,845	18,668	20,573	13,951	14,791
Net loss attributable to discontinued operations, net of tax	—	(382,585)	(20,785)	(30,902)	(33,227)	(65,640)	(15,069)	(9,504)
Net income (loss) attributable to the Company	$73,730	$(388,928)	$(5,625)	$24,943	$(14,559)	$(45,067)	$(1,118)	$5,287
Income (loss) per share:
Basic
Continuing operations	$0.70	$(0.06)	$0.15	$0.54	$0.18	$0.20	$0.13	$0.14
Discontinued operations	—	(3.66)	(0.20)	(0.30)	(0.32)	(0.63)	(0.14)	(0.09)
Net income (loss)	$0.70	$(3.72)	$(0.05)	$0.24	$(0.14)	$(0.43)	$(0.01)	$0.05
Diluted
Continuing operations	$0.65	$(0.06)	$0.14	$0.53	$0.18	$0.19	$0.13	$0.14
Discontinued operations	—	(3.61)	(0.20)	(0.29)	(0.31)	(0.61)	(0.14)	(0.09)
Net income (loss)	$0.65	$(3.67)	$(0.06)	$0.24	$(0.13)	$(0.42)	$(0.01)	$0.05
Weighted average number of shares-basic	105,135	104,510	104,001	103,679	104,249	104,849	104,906	104,940
Weighted average number of shares-diluted	113,392	105,850	105,160	105,332	105,915	106,910	107,267	107,776

Schedule II. Valuation and Qualifying Accounts for the Years Ended December 31, 2023, 2022 and 2021

(in thousands):

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2021	$231,294	$(52,563)	$—	$178,731
2022	$178,731	$(58,223)	$—	$120,508
2023	$120,508	$(2,450)	$(19)	$118,039
Accounts receivable and unbilled contract receivables
Allowance for credit losses
2021	$3,031	$(1,923)	$—	$1,108
2022	$1,108	$(395)	$—	$713
2023	$713	$750	$—	$1,463

EXHIBIT INDEX

Exhibit Number	Exhibit Description
2.1*

Separation and Distribution Agreement by and between the Registrant and Xperi Inc., dated as of October 1, 2022 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2022, and incorporated herein by reference)

3.1

Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2020, and incorporated herein by reference), as amended by the Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2022, and incorporated herein by reference)

3.2

Composite Amended and Restated Certificate of Incorporation of the Registrant (filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 1, 2023, and incorporated herein by reference)

3.3	Amended and Restated Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 9, 2022, and incorporated herein by reference)
4.1	Description of the Registrant’s capital stock registered under section 12 of the Securities Exchange Act of 1934.
10.1+	Non-Employee Director Compensation Policy (filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed August 2, 2017, and incorporated herein by reference)
10.2

Supplement to Commitment Letter and Fee Letter, dated January 3, 2020, by and among the Registrant, TiVo Corporation, Bank of America, N.A., Royal Bank of Canada, and Barclays Bank PLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2020, and incorporated herein by reference)

10.3

Credit Agreement, dated as of June 1, 2020, among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.4

Guaranty, dated as of June 1, 2020, among Xperi, TiVo, the other subsidiary guarantors party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.5

Security Agreement, dated as of June 1, 2020, among the Registrant, the other pledgors party thereto and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.6+

Amendment No. 1 to Credit Agreement, dated as of June 8, 2021, among the Registrant, the subsidiaries of the Registrant party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto ((incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 10, 2021 (File No. 001-39304))

10.7+

Xperi Holding Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 1, 2020 (File No. 333-238846)), as amended by the Plan Amendment to the Registrant’s 2020 Equity Incentive Plan, dated as of April 29, 2022 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2022, and incorporated herein by reference)

10.8+

Xperi Holding Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 1, 2020 (File No. 333-238846)), as amended by the Plan of Amendment to the Registrant’s 2020 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q, filed August 8, 2022, and incorporated herein by reference)

10.9

Form of Indemnification Agreement for Registrant Directors, Officers, and Key Employees (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.10+

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for the Xperi Holding Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.11+

Form of Stock Option Grant Notice and Stock Option Agreement for the Xperi Holding Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.12+

TiVo Corporation 2008 Equity Incentive Plan (f/k/a the “Rovi Corporation 2008 Equity Incentive Plan”) (incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A of TiVo Corporation, filed March 15, 2019 (File No. 001-37870))

10.13+

TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (now named the “TiVo Corporation Titan Equity Incentive Award Plan”) (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 of TiVo Corporation, filed September 9, 2016 (File No. 333-213578))

10.14+

Xperi Corporation Seventh Amended and Restated 2003 Equity Incentive Plan and Amendment No. 1 (incorporated by reference to Appendices A and B to Additional Definitive Proxy Soliciting Materials on Schedule 14A of Xperi Corporation, filed April 18, 2018 (File No. 001-37956))

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

10.21+

Amended & Restated Severance Agreement, dated February 9, 2023, between the Registrant and Paul Davis (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

10.22+

Form of Severance Agreement, dated February 9, 2023, between the Registrant and each of Keith Jones, Kevin Tanji, Dana Escobar and Mark Kokes (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

10.23

Tax Matters Agreement by and between the Registrant and Xperi Inc., dated as of October 1, 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2022)

10.24

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

97.1	Amended & Restated Executive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
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

Dated: February 23, 2024

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

Signature	Title	Date

/s/ Paul E. Davis	Chief Executive Officer, President and Director
Paul E. Davis	(Principal Executive Officer)	February 23, 2024

/s/ Keith A. Jones	Chief Financial Officer (Principal Financial and
Keith A. Jones	Accounting Officer)	February 23, 2024

/s/ Daniel Moloney
Daniel Moloney	Chairman of the Board of Directors	February 23, 2024

/s/ Tonia O'Connor
Tonia O'Connor	Director	February 23, 2024

/s/ Raghavendra Rau
Raghavendra Rau	Director	February 23, 2024

/s/ V. Sue Molina
V. Sue Molina	Director	February 23, 2024

/s/ Adam Rymer
Adam Rymer	Director	February 23, 2024

/s/ Phyllis Turner-Brim
Phyllis Turner-Brim	Director	February 23, 2024