Form 10-Q
period 2024-03-31
Adeia Inc.
filed 2024-05-08
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2024 was 108,507,448

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenue	$83,405	$117,307
Operating expenses:
Research and development	13,925	13,011
Selling, general and administrative	24,029	22,862
Amortization expense	23,157	23,689
Litigation expense	2,930	2,622
Total operating expenses	64,041	62,184
Operating income	19,364	55,123
Interest expense	(14,175)	(15,938)
Other income and expense, net	1,400	1,620
Income before income taxes	6,589	40,805
Provision for income taxes	5,690	11,784
Net income	$899	$29,021
Net income per share:
Basic	$0.01	$0.27
Diluted	$0.01	$0.26
Weighted average number of shares used in per share calculations
Basic	107,765	105,585
Diluted	112,977	113,447

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$899	$29,021
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	—	9
Net unrealized losses on available-for-sale debt securities	(63)	(5)
Other comprehensive income (loss), net of tax	(63)	4
Total comprehensive income	$836	$29,025

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$58,024	$54,560
Marketable securities	30,963	29,012
Accounts receivable, net of allowance for credit losses of $1,463 and $1,463, respectively	26,842	39,651
Unbilled contracts receivable, net	82,267	74,919
Other current assets	8,025	7,700
Total current assets	206,121	205,842
Long-term unbilled contracts receivable	65,100	73,843
Property and equipment, net	6,784	6,971
Operating lease right-of-use assets	9,425	9,484
Intangible assets, net	330,991	347,172
Goodwill	313,660	313,660
Long-term income tax receivable	116,359	120,338
Other long-term assets	30,900	28,246
Total assets	$1,079,340	$1,105,556
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,855	$9,623
Accrued legal fees	1,948	1,796
Accrued liabilities	11,894	17,342
Current portion of long-term debt	36,926	66,145
Deferred revenue	36,981	7,132
Total current liabilities	92,604	102,038
Deferred revenue, less current portion	16,535	17,672
Long-term debt, net	509,406	519,550
Noncurrent operating lease liabilities	9,693	9,730
Long-term income tax payable	82,167	81,834
Other long-term liabilities	18,984	18,110
Total liabilities	729,389	748,934
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; (2024: authorized 15,000 shares; 2023: authorized 15,000 shares and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2024: authorized 350,000 shares, issued 122,468 shares, outstanding 108,453 shares; 2023: authorized 350,000 shares, issued 120,730 shares, outstanding 107,384 shares)	122	121
Additional paid-in capital	635,552	635,331
Treasury stock at cost (2024: 14,015 shares; 2023: 13,346 shares)	(230,226)	(222,497)
Accumulated other comprehensive loss	(71)	(8)
Accumulated deficit	(55,426)	(56,325)
Total stockholders’ equity	349,951	356,622
Total liabilities and equity	$1,079,340	$1,105,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$899	$29,021
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment	520	384
Amortization of intangible assets	23,157	23,689
Stock-based compensation expense	5,145	3,640
Deferred income taxes	(3,048)	2,373
Amortization of debt issuance costs	762	1,170
Other	(298)	600
Changes in operating assets and liabilities:
Accounts receivable	12,812	20,951
Unbilled contracts receivable	1,395	(27,612)
Other assets	4,107	4,592
Accounts payable	(2,808)	(4,468)
Accrued and other liabilities	(4,126)	(1,821)
Deferred revenue	28,712	10,833
Net cash from operating activities	67,229	63,352
Cash flows from investing activities:
Purchases of property and equipment	(793)	(390)
Purchases of intangible assets	(8,476)	—
Purchases of short-term investments	(11,169)	—
Proceeds from maturities of investments	9,450	—
Net cash from investing activities	(10,988)	(390)
Cash flows from financing activities:
Dividends paid	(5,420)	(5,314)
Repayment of debt	(40,125)	(83,625)
Proceeds from employee stock purchase program and exercise of stock options	497	411
Repurchases of common stock for tax withholdings on equity awards	(7,729)	(6,560)
Net cash from financing activities	(52,777)	(95,088)
Net increase (decrease) in cash and cash equivalents	3,464	(32,126)
Cash and cash equivalents at beginning of period	54,560	114,555
Cash and cash equivalents at end of period	$58,024	$82,429
Supplemental disclosure of cash flow information:
Interest paid	$13,101	$14,691
Income taxes paid, net of refunds	$4,524	$847
Unpaid purchases of property and equipment at the end of the period	$11	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

Three Months Ended March 31, 2024	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2024	107,384	$121	$635,331	13,346	$(222,497)	$(8)	$(56,325)	$356,622
Net income	—	—	—	—	—	—	899	899
Other comprehensive loss	—	—	—	—	—	(63)	—	(63)
Cash dividends paid on common stock ($0.05 per share)	—	—	(5,420)	—	—	—	—	(5,420)
Issuance of common stock in connection with exercise of stock options	46	—	496	—	—	—	—	496
Issuance of restricted stock, net of shares canceled	1,692	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(669)	—	—	669	(7,729)	—	—	(7,729)
Stock-based compensation expense	—	—	5,145	—	—	—	—	5,145
Balance at March 31, 2024	108,453	$122	$635,552	14,015	$(230,226)	$(71)	$(55,426)	$349,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended March 31, 2023	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2023	105,167	$117	$636,266	12,225	$(211,223)	$(51)	$(123,697)	$301,412
Net income	—	—	—	—	—	—	29,021	29,021
Other comprehensive income	—	—	—	—	—	4	—	4
Cash dividends paid on common stock ($0.05 per share)	—	—	(5,314)	—	—	—	—	(5,314)
Issuance of common stock in connection with exercise of stock options	38	—	409	—	—	—	—	409
Issuance of restricted stock, net of shares canceled	1,744	2	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(664)	—	—	664	(6,560)	—	—	(6,560)
Stock-based compensation expense	—	—	3,640	—	—	—	—	3,640
Balance at March 31, 2023	106,285	$119	$635,001	12,889	$(217,783)	$(47)	$(94,676)	$322,614

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP consisting of over 11,000 patents and patent applications worldwide.

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

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2023 have been derived from the Company’s annual audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 23, 2024 (the “Form 10-K”). These Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and notes thereto included in the Form 10-K as of and for the year ended December 31, 2023.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2024, as compared to the significant accounting policies described in the Form 10-K.

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

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in ASU 2020-04 apply only to contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 (“ASU 2022-06”), which deferred the application dates of Topic 848 to December 31, 2024. In the second quarter of 2023 , the Company adopted Topic 848 and modified its debt agreement to reference the other rate. The adoption did not have a material impact to the Company’s Condensed Consolidated Financial Statements.

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

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are separately accounted for if they are distinct. In a contract with multiple performance obligations, the transaction price is allocated among the separate performance obligations on a relative standalone selling price basis. The determination of standalone selling price considers market conditions, the size and scope of the contract, customer and geographic information, and other factors. When observable prices are not available, standalone selling price for separate performance obligations is based on the adjusted market assessment approach to estimate the price that a customer in the relevant market would be willing to pay for licensing the Company’s IP rights. The allocation of transaction price among performance obligations in a contract may impact the amount and timing of revenue recognized in the Consolidated Statements of Income during a given period.

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

Revenue Details

Revenue disaggregation

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by category, market vertical and geographic location (presented in “Note 15 – Segment and Geographic Information”). This information includes revenue recognized from contracts with customers and revenue from other sources, including sales-based or usage-based royalty revenues and fees associated with releases for past infringement.

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

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Recurring revenue	$82,776	$84,366
Non-recurring revenue	629	32,941
Total revenue	$83,405	$117,307

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Media	$80,437	$82,634
Semiconductor	2,968	34,673
Total revenue	$83,405	$117,307

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31, 2024	December 31, 2023
Unbilled contracts receivable	$82,267	$74,919
Other current assets	646	620
Long-term unbilled contracts receivable	65,100	73,843
Other long-term assets	953	1,007
Total contract assets	$148,966	$150,389

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

The Company allowance for credit losses at March 31, 2024 and December 31, 2023 was $1.5 million and it is presented as part of accounts receivable, net in the Condensed Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$2,005	$4,782
Performance obligations satisfied in previous periods (1)	$495	$753

(1) Performance obligations satisfied in previous periods consist mainly of fees associated with releases for past patent infringement, settlements of litigation during the period, and revenue from past royalties owed pursuant to expired or terminated IP license agreements. For long-term and multi-year revenue contracts, the Company recorded revenue from the releases for past infringement and the prospective license during the three months ended March 31, 2024 and 2023 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements (in thousands).

As of March 31, 2024
Revenue from contracts with performance obligations expected to be satisfied in:
2024 (remaining 9 months)	$121,229
2025	157,850
2026	61,085
2027	48,411
2028	41,522
Thereafter	58,783
Total	$488,880

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid income taxes	$3,561	$3,752
Prepaid expenses	2,884	2,185
Prepaid insurance	893	1,123
Other	687	640
Total other current assets	$8,025	$7,700

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Equipment, furniture and other	$16,429	$17,267
Leasehold improvements	6,208	5,037
	22,637	22,304
Less: accumulated depreciation and amortization	(15,853)	(15,333)
Total property and equipment, net	$6,784	$6,971

Other long-term assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Long-term deferred tax assets	$26,934	$23,885
Other assets	3,966	4,361
Total other long-term assets	$30,900	$28,246

Accrued liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Employee compensation and benefits	$3,756	$8,378
Accrued expenses	3,814	3,601
Current portion of guarantee (1)	1,500	2,400
Current portion of operating lease liabilities	443	503
Accrued income taxes	210	325
Other	2,171	2,135
Total accrued liabilities	$11,894	$17,342

(1) Refer to “Note 14 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Long-term portion of guarantee (1)	$17,035	$16,135
Other	1,949	1,975
Total other long-term liabilities	$18,984	$18,110

(1) Refer to “Note 14 – Commitments and Contingencies” for further detail on the nature of the guarantee.

NOTE 5 – FINANCIAL INSTRUMENTS

The Company has investments in debt securities, which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, certificates of deposit, and in equity securities consisting of money market funds. The Company classifies its debt securities as available-for-sale (“AFS”), which are accounted for at fair value with credit related losses recognized as a provision for credit losses in its Consolidated Statements of Income and all non-credit related unrealized gains and losses recognized in accumulated other comprehensive income or loss on the Consolidated Balance Sheets. Under ASU 2016-01 (Topic 321), equity securities are measured at fair value with unrealized gains and losses recognized in other income and expense, net, in the Consolidated Statements of Income.

The following is a summary of marketable securities at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$12,813	$—	$(18)	$—	$12,795
Corporate bonds and notes	12,004	11	(22)	—	11,993
Treasury and agency notes and bills	6,178	—	(3)	—	6,175
Total debt securities	30,995	11	(43)	—	30,963
Money market funds	4,143	—	—	—	4,143
Total equity securities	4,143	—	—	—	4,143
Total marketable securities	$35,138	$11	$(43)	$—	$35,106
Reported in:
Cash and cash equivalents					$4,143
Available-for-sale debt securities					$30,963
Total marketable securities					$35,106

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$12,421	$5	$(4)	$—	$12,422
Treasury and agency notes and bills	10,746	—	(1)	—	10,745
Corporate bonds and notes	5,813	34	(2)	—	5,845
Total debt securities	28,980	39	(7)	—	29,012
Money market funds	5,778	—	—	—	5,778
Total equity securities	5,778	—	—	—	5,778
Total marketable securities	$34,758	$39	$(7)	$—	$34,790
Reported in:
Cash and cash equivalents					$5,778
Available-for-sale debt securities					$29,012
Total marketable securities					$34,790

At March 31, 2024 and December 31, 2023, the Company had $89.0 million and $83.6 million, respectively, in cash and cash equivalents and short-term investments. A portion of these amounts was held in marketable securities, as shown above. The remaining balances of $53.9 million and $48.8 million at March 31, 2024 and December 31, 2023, respectively, consisted of cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the three months ended March 31, 2024 and 2023. Unrealized losses on AFS debt securities were immaterial as of March 31, 2024 and December 31, 2023. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company did not recognize a provision for credit losses related to its AFS debt securities during the three months ended March 31, 2024 and 2023, respectively.

The estimated fair value of marketable debt securities by contractual maturity at March 31, 2024 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$21,868	$21,839
Due in one to two years	6,103	6,099
Due in two to three years	3,025	3,025
Total	$30,996	$30,963

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2023 and March 31, 2024.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of March 31, 2024 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Commercial paper - debt securities (1)	$12,795	$—	$12,795	$—
Corporate bonds and notes - debt securities (2)	11,993	—	11,993	—
Treasury and agency notes and bills - debt securities (1)	6,175	—	6,175	—
Money market funds - equity securities (3)	4,143	4,143	—	—
Total Assets	$35,106	$4,143	$30,963	$—

(1)
Reported as AFS debt securities in the Condensed Consolidated Balance Sheet as these were purchased with original maturities of more than three months at date of purchase; otherwise reported as cash and cash equivalents.
(2)
Reported as AFS debt securities in the Condensed Consolidated Balance Sheet.
(3)
Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheet.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Commercial paper - debt securities (1)	$12,422	$—	$12,422	$—
Treasury and agency notes and bills - debt securities (1)	10,745	—	10,745	—
Corporate bonds and notes - debt securities (2)	5,845	—	5,845	—
Money market funds - equity securities (3)	5,778	5,778	—	—
Total Assets	$34,790	$5,778	$29,012	$—

(1)
Reported as AFS debt securities in the Condensed Consolidated Balance Sheet as these were purchased with original maturities of more than three months at date of purchase; otherwise reported as cash and cash equivalents.
(2)
Reported as AFS debt securities in the Condensed Consolidated Balance Sheet.
(3)
Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheet.

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	March 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Refinanced Term B Loans (1)	546,332	547,697	585,695	584,231
Total long-term debt, net	$546,332	$547,697	$585,695	$584,231

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $14.8 million and $15.6 million as of March 31, 2024 and December 31, 2023, respectively. See “Note 8 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at March 31, 2024 and December 31, 2023 was $313.7 million. There were no changes to the carrying value of goodwill from January 1, through March 31, 2024. Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized for the three months ended March 31, 2024 and 2023.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	March 31, 2024			December 31, 2023
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired patents / core technology	3-10	$661,336	$(336,774)	$324,562	$654,360	$(323,261)	$331,099
Customer contracts and related relationships	3-9	155,900	(149,471)	6,429	155,900	(139,827)	16,073
Existing technology / content database	5-10	38,681	(38,681)	—	38,681	(38,681)	—
Trademarks/trade name	4-10	1,300	(1,300)	—	1,300	(1,300)	—
Total intangible assets		$857,217	$(526,226)	$330,991	$850,241	$(503,069)	$347,172

As of March 31, 2024, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2024 (remaining 9 months)	$47,231
2025	54,397
2026	54,263
2027	53,911
2028	48,868
Thereafter	72,321
Total	$330,991

NOTE 8 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	March 31, 2024	December 31, 2023
Refinanced Term B Loans	$561,125	$601,250
Unamortized debt discount and issuance costs	(14,793)	(15,555)
	546,332	585,695
Less: current portion, net of debt discount and issuance costs	(36,926)	(66,145)
Total long-term debt, net of current portion	$509,406	$519,550

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

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Separation did not require the Company to obtain any waivers under the 2020 Credit Agreement, and the Company completed the Separation in compliance with all of the covenants contained in the 2020 Credit Agreement. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order access an annual basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements as of March 31, 2024. The 2020 Credit Agreement, as amended, also requires the Company to make additional cash payments on an annual basis beginning in April 2023 based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The additional cash payments are applied to the remaining principal balance due at final maturity. Accordingly, during the three months ended March 31, 2024, the Company paid $29.1 million under the excess cash flow provisions.

Interest Expense and Expected Principal Payments

At March 31, 2024, the Company had $561.1 million in total debt outstanding. There were also $14.8 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Refinanced Term B Loans as of March 31, 2024, including the amortization of debt discount and issuance costs, was 10.0% and interest is payable monthly. Interest expense was $14.0 million and $15.9 million for the three months ended March 31, 2024 and 2023, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $0.8 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.

As of March 31, 2024, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2024 (remaining 9 months)	$30,375
2025	40,500
2026	40,500
2027	40,500
2028	409,250
Total	$561,125

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net income	$899	$29,021

Denominator:
Weighted average shares of common stock outstanding	107,765	105,585
Add: Effect of dilutive securities associated with options	5	1
Add: Effect of dilutive securities associated with restricted stock awards and units	5,203	7,861
Add: Effect of dilutive securities associated with employee stock purchase program	4	—
Weighted average common shares - dilutive	112,977	113,447

Basic net income per share	$0.01	$0.27

Diluted net income per share	$0.01	$0.26

Anti-dilutive employee stock-based awards, excluded	270	440

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

NOTE 10 – STOCKHOLDERS’ EQUITY

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

A total of 16.8 million shares have been reserved for issuance under the 2020 EIP provided that each share issued pursuant to “full value” awards (i.e., stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) are counted against shares available for issuance under the 2020 EIP on a 1.5 to 1 ratio. At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company’s shareholders approved an amendment to the 2020 EIP and increased by 8.8 million the number of shares reserved for issuance. As of March 31, 2024, there were 0.9 million shares reserved for future grants under the 2020 EIP.

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

Assumed Plans

On June 1, 2020, the Company assumed all then-outstanding stock options, awards, and shares available and reserved for issuance under all legacy Equity Incentive Plans of TiVo (collectively, the “Assumed Plans”). Stock options assumed from the Assumed Plans generally have vesting periods of four years and a contractual term of seven years. Awards of restricted stock and restricted stock units assumed from the Assumed Plans are generally subject to a four year vesting period. The Company has not issued any awards under these plans since the 2020 Plan was amended in 2022. The number of shares subject to stock options and restricted stock units outstanding under these plans are included in the tables below.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2023	213	$14.26
Options granted	—	$—
Options exercised	(46)	$10.76
Options canceled / forfeited / expired	—	$—
Balance at March 31, 2024	167	$15.20
Vested and exercisable at March 31, 2024	167	$15.20

Restricted Stock Awards

Information with respect to outstanding restricted stock units (including both time-based vesting and performance-based vesting) as of March 31, 2024 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2023	7,591	1,781	9,372	$10.44
Awards granted	1,273	—	1,273	$11.28
Awards vested / earned	(1,692)	—	(1,692)	$10.13
Awards canceled / forfeited	(361)	(479)	(840)	$13.73
Balance at March 31, 2024	6,811	1,302	8,113	$10.31

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

At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company’s shareholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance. As of March 31, 2024, there were 5.3 million shares reserved for grant under the Company’s 2020 ESPP.

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

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s board of directors (the “Board”). During the three months ended March 31, 2024 and 2023, quarterly dividends declared were $0.05 per common share, respectively. The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board considers relevant.

Stock Repurchase Programs

On June 12, 2020 the Board authorized a new stock repurchase program providing for the repurchase of up to $150.0 million of the Company’s Common Stock dependent on market conditions, share prices and other factors. On April 22, 2021, the Board authorized an additional $100.0 million of purchases under the existing stock repurchase plan.

There were no shares repurchased during the three months ended March 31, 2024. As of March 31, 2024, the Company had repurchased a total of approximately 10.0 million shares of common stock, since inception of the plan, at an average price of $17.24 per share for a total cost of $172.2 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of March 31, 2024, the total remaining amount available for repurchase under this plan was $77.8 million. The Company may execute authorized repurchases from time to time under the plan.

The Company accounts for stock repurchases using the cost method and records retirement of treasury stock as a reduction of the cumulative treasury stock paid-in capital balance. Once the cumulative balance is reduced to zero, any remaining difference resulting from the retirement of treasury stock is recorded as a reduction of retained earnings.

The Company issues restricted stock awards as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company’s authorized share repurchase plan. During the three months ended March 31, 2024 and 2023, the Company withheld 0.7 million and 0.7 million shares of common stock to satisfy $7.7 million and $6.6 million of required withholding taxes, respectively.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$809	$594
Selling, general and administrative	4,336	3,046
Total stock-based compensation expense	$5,145	$3,640

There were no options granted during the three months ended March 31, 2024 and 2023.

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. There were no performance stock awards subject to market conditions granted during the three months ended March 31, 2024. The following assumptions were used to value the restricted stock units subject to market conditions granted during the three months ended March 31, 2023:

March 2023
Expected life (years)	3.0
Risk-free interest rate	4.5%
Dividend yield	1.9%
Expected volatility	68.5%

There were no ESPP grants during the three months ended March 31, 2024 and 2023.

NOTE 12 – INCOME TAXES

The Company’s income tax provision and effective tax rate for interim periods are based on its estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended March 31, 2024 and 2023, the Company recorded income tax expense of $5.7 million and $11.8 million, respectively. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to foreign exchange gain or loss on prior year South Korea withholding tax refund claims. The decrease in income tax expense for the three months ended March 31, 2024, as compared to the same period in the prior year was primarily due to a decrease in pretax income.

NOTE 13 – LEASES

The Company leases office and research facilities and office equipment under operating leases which expire through 2032. The Company’s leases have remaining lease terms of one to eight years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next five years or less. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component.

As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Fixed lease cost	$512	$571
Variable lease cost	275	151
Total operating lease cost	$787	$722

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$551	$588
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$—	$—

	March 31, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	8.14	8.35
Weighted-average discount rate:
Operating leases	8.5%	8.5%

Future minimum lease payments and related lease liabilities as of March 31, 2024 were as follows (in thousands):

Operating Lease Payments (1)
2024 (remaining 9 months)	$713
2025	568
2026	2,069
2027	2,132
2028	1,887
Thereafter	7,772
Total lease payments	15,141
Less: imputed interest	(5,005)
Present value of lease liabilities:	$10,136

Less: current obligations under leases (accrued liabilities)	443
Noncurrent operating lease liabilities	$9,693

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of March 31, 2024, the Company’s total future unconditional purchase obligations were approximately $3.3 million, including $1.5 million due in the remainder of 2024, $1.6 million due in 2025 and $0.2 million due thereafter.

Guarantee

Prior to the Separation, Adeia Media LLC, a subsidiary of the Company (“Adeia Media”), and a subsidiary of Xperi Inc. (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which Adeia Media guarantees the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, Adeia Media and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022, under which Adeia Media agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, the Company recognized a guarantee liability pursuant to ASC 460 “Guarantees” of $19.7 million, which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of the Company’s results of operations. The maximum potential amount of future payments subject to the guarantee is approximately $7.5 million per annum between 2024 and 2031.

As of March 31, 2024 and December 31, 2023, the balance of the guarantee liability was $18.5 million. The Company made no guarantee payment during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company made guarantee payments of $0.5 million and recognized other income of $0.3 million in the Consolidated Statement of Income as a result of a change in the carrying value of the guarantee liability.

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

NOTE 15 – SEGMENT AND GEOGRAPHIC INFORMATION

The Company has one reportable segment: Intellectual Property (“IP”) Licensing. Reportable segments are identified based on the Company’s organizational structure and information reviewed by the Company’s chief operating decision maker (“CODM”) to evaluate performance and allocate resources. The Company’s Chief Executive Officer is also the CODM as defined by the authoritative guidance on segment reporting.

A portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024		2023
U.S.	$68,439	82%	$81,129	69%
Canada	3,197	4	4,956	4
Asia	9,515	11	28,620	24
Europe and Middle East	1,803	2	2,188	2
Other	451	1	414	1
	$83,405	100%	$117,307	100%

For the three months ended March 31, 2024 and 2023, there were three and two customers, respectively, that each accounted for 10% or more of total revenue. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Three Months Ended March 31,
	2024	2023
Customer A	20.6%	14.7%
Customer B	12.4%	*
Customer C	10.1%	*
Customer D	*	17.7%

* denotes less than 10% of total revenue.

As of March 31, 2024, the Company had one customer representing 60% of aggregate accounts receivable. At December 31, 2023, the Company had two customers representing 42% and 28% of aggregate accounts receivable, respectively.

As of March 31, 2024 and December 31, 2023, property and equipment, net, was all located in the U.S.

NOTE 16 – SUBSEQUENT EVENTS

Declaration of Cash Dividends

On April 25, 2024, the Board declared a cash dividend of $0.05 per share of common stock, payable on June 18, 2024 to the stockholders of record at the close of business on May 28, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to promote understanding of the results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2023 found in the Form 10-K filed by us on February 23, 2023 (the “Form 10-K”). This section of this Form 10-Q generally discusses quarter over quarter comparisons of 2024 against 2023.

This quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on information available to the Company as of the date hereof, as well as the Company’s current expectations, assumptions, estimates and projections that involve risks and uncertainties. In this context, forward-looking statements often address expected future business, financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “see,” “will,” “may,” “would,” “might,” “potentially,” “estimate,” “continue,” “target,” similar expressions or the negatives of these words or other comparable terminology that convey uncertainty of future events or outcomes. All forward-looking statements by their nature address matters that involve risks and uncertainties, many of which are beyond the Company’s control, and are not guarantees of future results. Forward-looking statements are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements and caution must be exercised in relying on forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to: the Company’s ability to implement its business strategy; the Company’s ability to enter into new and renewal license agreements with customers on favorable terms; the Company’s ability to retain and hire key personnel; uncertainty as to the long-term value of the Company’s common stock; legislative, regulatory and economic developments affecting the Company’s business; general economic and market developments and conditions; the Company’s ability to grow and expand its patent portfolios; changes in technology and development of new technology in the industries in which the Company operates; the evolving legal, regulatory and tax regimes under which the Company operates; unforeseen liabilities and expenses; risks associated with the Company’s indebtedness; the Company’s ability to achieve the intended benefits of, and its ability to recognize the tax treatment of, the spin-off of its product business; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, natural disasters and future outbreaks or pandemics, each of which may have an adverse impact on the Company’s business, results of operations, and financial condition.

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

Following the Separation, we are a leading IP licensing platform in the consumer and entertainment space, with a diverse portfolio of media and semiconductor intellectual property and over 11,000 patents and patent applications worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Through our IP licensing business, we help enable extraordinary experiences at home and on the go for millions of consumers around the world, with IP that helps elevate content and improves how audiences connect with it in a way that is more intelligent, immersive and personal. Through providing the IP that helps to power smart devices, entertainment experiences and more, we have created a unified ecosystem that reaches highly-engaged consumers and uncovered new business opportunities.

Headquartered in Silicon Valley with more than 35 years of operating experience, we have approximately 135 employees, with substantially all of our employees located in the U.S.

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

Reportable Segments

We operate and report in one segment: IP Licensing. We believe that this structure reflects our current operational and financial management and provides the best structure for us to focus on growth opportunities. Our Chief Executive Officer has been determined to be the Chief Operating Decision Maker (“CODM”) in consideration with the authoritative guidance on segment reporting.

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

Financial Highlights

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the three months ended March 31, 2024, as compared to the same period in 2023:

•
Revenue decreased by $33.9 million, or 28.9%, from $117.3 million in 2023 to $83.4 million in 2024. The decrease was due to the execution of two long-term license agreements with Kioxia and Western Digital in the first quarter of 2023, for which a portion of revenue was recognized up-front in such quarter.
•
Recurring revenues decreased by $1.6 million, or 1.9% from $84.4 million in 2023 to $82.8 million in 2024, driven primarily by a decline in royalty revenue from certain Pay-TV customers in Canada.
•
Non-recurring revenues decreased by $32.3 million, or 98.2% from $32.9 million in 2023 to $0.6 million in 2024, driven primarily by the execution of long-term license agreements with Kioxia and Western Digital in the first quarter of 2023.
•
Cash provided by operating activities increased by $3.8 million, or 6.0%, from $63.4 million to $67.2 million. The increase was primarily due to a decrease in accounts receivable and an increase in unbilled contracts receivable, which resulted from collection efforts and multi-year and long-term license agreements executed during the period.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our intellectual property (“IP”) rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2024	2023
Revenue	100%	100%
Operating expenses:
Research and development	17	11
Selling, general and administrative	29	20
Amortization expense	28	20
Litigation expense	3	2
Total operating expenses	77	53
Operating income	23	47
Interest expense	(17)	(14)
Other income and expense, net	2	2
Income before income taxes	8	35
Provision for income taxes	7	10
Net income	1%	25%

The following table sets forth our revenue for the three months ended March 31, 2024 and 2023 (in thousands, except for percentages):

	For The Three Months Ended March 31,		2024 vs. 2023
	2024	2023	Decrease	% Change
Revenue	$83,405	$117,307	$(33,902)	(29)%

The decrease in revenue during the three months ended March 31, 2024, as compared to the same period in 2023, was primarily attributable to the execution of two long-term license agreements with Kioxia and Western Digital in the first quarter of 2023, for which a portion of revenue was recognized up-front in such quarter.

Recurring revenue for the three months ended March 31, 2024 and 2023 were $82.8 million and $84.4 million, respectively. The decrease of $1.6 million was primarily attributable to a decline in royalty revenue from certain Pay-TV customers in Canada.

Non-recurring revenues for the three months ended March 31, 2024 and 2023 were $0.6 million and $32.9 million, respectively. The decreased was primarily attributable to the execution of long-term license agreements with Kioxia and Western Digital in the first quarter of 2023.

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

	For The Three Months Ended March 31,		2024 vs. 2023
	2024	2023	Increase	% Change
Research and development	$13,925	$13,011	$914	7%

The increase in R&D expense during the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to an increase in personnel costs as a result of increased headcount.

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

	For The Three Months Ended March 31,		2024 vs. 2023
	2024	2023	Increase	% Change
Selling, general and administrative	$24,029	$22,862	$1,167	5%

The increase in SG&A expense during the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to an increase in professional services costs and personnel cost as a result of increased headcount. The increase was partially offset by decreases in advertising expense, credit losses and D&O insurance premiums.

Amortization Expense (in thousands, except for percentages):

	For The Three Months Ended March 31,		2024 vs. 2023
	2024	2023	Decrease	% Change
Amortization expense	$23,157	$23,689	$(532)	(2)%

The decrease in amortization expense during the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to certain intangible assets becoming fully amortized during 2023. The decrease was partially offset by an increase in amortization expense as a result of patents acquired during the period.

Litigation Expense (in thousands, except for percentages):

	For The Three Months Ended March 31,		2024 vs. 2023
	2024	2023	Increase	% Change
Litigation expense	$2,930	$2,622	$308	12%

The increase in litigation expense during the three months ended March 31, 2024, as compared to the same period in 2023, was primarily due to increased case activity in current litigation matters.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

Interest Expense (in thousands, except for percentages):

	For The Three Months Ended March 31,		2024 vs. 2023
	2024	2023	Decrease	% Change
Interest expense	$14,175	$15,938	$(1,763)	(11)%

The decrease in interest expense during the three months ended March 31, 2024, as compared to the same periods in 2023, was primarily due to lower debt balance and amortization of debt discount and issuance costs, partially offset by increased interest rates on our variable interest rate debt due to the rising interest rate environment.

We anticipate interest expense will continue to decrease in 2024, when compared to 2023, as a result of a full year of a lower debt balance and amortization of debt discount and issuance costs.

Other Income and Expense, Net (in thousands, except for percentages):

	For The Three Months Ended March 31,		2024 vs. 2023
	2024	2023	Decrease	% Change
Other income and expense, net	$1,400	$1,620	$(220)	(14)%

The decrease in other income and expense, net during the three months ended March 31, 2024, as compared to the same periods in 2023, was primarily due to a decrease in realized gains on our investments in marketable securities, partially offset by an increase in interest income from significant financing components from certain revenue contracts.

Provision for Income Taxes

	For The Three Months Ended March 31,		2024 vs. 2023
	2024	2023	Decrease	% Change
Provision for income taxes	$5,690	$11,784	$(6,094)	(52)%

Our income tax provision for interim periods is based on the estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended March 31, 2024, and March 31, 2023, we recorded income tax expense of $5.7 million and $11.8 million, respectively, on pretax income of $6.6 million and $40.8 million, respectively. The decrease in income tax expense for the three months ended March 31, 2024, as compared to the same period in the prior year was primarily due to a decrease in pretax income.

The effective tax rate varies from the 21% U.S. federal tax rate due to foreign withholding taxes, state income taxes, and unrealized foreign exchange gain or loss from prior year South Korea withholding tax refund claims.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. After considering the evidence to assess the recoverability of our net deferred tax assets, we concluded that it was more-likely-than-not that we would realize our federal and certain state deferred tax assets.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents for the three months ended March 31, 2024 and 2023.

	As of
(in thousands)	March 31, 2024	December 31, 2023
Cash and cash equivalents	$58,024	$54,560
Marketable securities	30,963	29,012
Total cash, cash equivalents and marketable securities	$88,987	$83,572

	Three Months Ended March 31,
	2024	2023
Net cash from operating activities	$67,229	$63,352
Net cash from investing activities	$(10,988)	$(390)
Net cash from financing activities	$(52,777)	$(95,088)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments in marketable securities. Cash, cash equivalents and marketable securities were $89.0 million at March 31, 2024, an increase of $5.4 million from $83.6 million at December 31, 2023. This increase primarily resulted from $67.2 million of cash generated from operations, partially offset by $40.1 million in repayment of our long-term debt, $7.7 million in repurchases of common stock associated with tax withholdings on equity awards, $5.4 million in dividends paid, $0.8 million in purchases of property and equipment, and $8.5 million in purchases of intangible assets.

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

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Other than the principal payments of $40.1 million made by us under the Refinanced Term B Loans during the three months ended March 31, 2024, our cash requirements have not materially changed since December 31, 2023.

We expect to continue to make additional payments on our existing debt from cash generated from operations. Our material cash requirements include the following contractual and other obligations.

Quarterly Dividends

In March 2024, we paid quarterly cash dividends of $0.05 per share of common stock. In April 2024, our board of directors (the “Board”) authorized payment of a quarterly cash dividend of $0.05 per share, to be paid in June 2024.

Stock Repurchase Plan

On June 12, 2020, our Board terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”), which provides for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through March 31, 2024, we have repurchased an aggregate of approximately 10.0 million shares of common stock at a total cost of $172.2 million at an average price of $17.24. As of March 31, 2024, the total remaining amount available for repurchase under the Plan was $77.8 million. We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including, but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

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

Cash Flows from Operating Activities

Cash flows provided by operations were $67.2 million for the three months ended March 31, 2024, were primarily due to our net income of $0.9 million being adjusted for non-cash items of amortization of intangible assets of $23.2 million, amortization of debt issuance costs of $0.8 million, stock-based compensation expense of $5.1 million and $34.8 million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2023.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $11.0 million for the three months ended March 31, 2024, primarily related to purchases of short-term investments of $11.2 million, purchases of property and equipment of $0.8 million, purchases of intangible assets of $8.5 million, and proceeds from maturities of investments of $9.5 million.

Net cash used in investing activities was $0.4 million for the three months ended March 31, 2023, primarily related to capital expenditures.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of leasehold improvements, purchases of computer hardware and software, information systems, and semiconductor production and test equipment. During the three months ended March 31, 2024 and 2023, we spent $0.8 million and $0.4 million on capital expenditures, respectively, and we expect capital expenditures in the remainder of 2024 to be approximately $2.0 million. Our capital expenditures for intangible assets consists primarily of acquired patents. During the three months ended March 31, 2024, we spent $8.5 million on purchases of intangible assets. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $52.8 million for the three months ended March 31, 2024 due to $40.1 million in repayment of indebtedness, $5.4 million in dividends paid, $7.7 million in repurchases of common stock for tax withholdings on equity awards, partially offset by $0.5 million in proceeds from the issuance of common stock under our employee stock grant programs and employee stock purchase plans.

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

On May 30, 2023, we amended the 2020 Credit Agreement to replace the reference to LIBOR as the base rate with the reference to the Secured Overnight Financing Rate “SOFR” as administered by the Federal Reserve Bank of New York. At March 31, 2024, $561.1 million was outstanding under the Refinanced Term B Loans with an interest rate, including unamortized debt discount and issuance costs of $14.8 million. Interest is payable monthly. Under the existing loan agreements, we have future minimum principal payments for our debt of $30.4 million in the remainder of 2024, $40.5 million each year from 2025 through 2027, with the remaining principal balance of $409.3 million due in 2028. After the Separation, we own the debt under the Refinanced B Term Loans. Additionally, we paid $29.1 million during the three months ended March 31, 2024, based on certain leverage ratios and our excess cash flow generated for the year ended December 31, 2023. We are obligated to continue to pay a portion of excess cash flows on an annual basis. The Refinanced Term B Loans contain customary covenants, and as of March 31, 2024, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2024, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

Dated: May 8, 2024

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer