Form 10-Q
period 2024-06-30
Adeia Inc.
filed 2024-08-07
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of July 25, 2024 was 108,902,611

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$87,350	$83,217	$170,755	$200,524
Operating expenses:
Research and development	14,799	13,116	28,724	26,127
Selling, general and administrative	24,617	26,394	48,646	49,256
Amortization expense	20,030	23,650	43,187	47,339
Litigation expense	4,262	2,334	7,192	4,956
Total operating expenses	63,708	65,494	127,749	127,678
Operating income	23,642	17,723	43,006	72,846
Interest expense	(13,296)	(15,540)	(27,471)	(31,478)
Other income and expense, net	1,428	1,617	2,828	3,237
Loss on debt extinguishment	(453)	—	(453)	—
Income before income taxes	11,321	3,800	17,910	44,605
Provision for income taxes	2,939	2,381	8,629	14,165
Net income	$8,382	$1,419	$9,281	$30,440
Net income per share:
Basic	$0.08	$0.01	$0.09	$0.29
Diluted	$0.07	$0.01	$0.08	$0.27
Weighted average number of shares used in per share calculations
Basic	108,667	106,464	108,216	106,027
Diluted	112,536	112,775	112,757	113,105

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$8,382	$1,419	$9,281	$30,440
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	—	—	—	9
Net unrealized losses on available-for-sale debt securities	(25)	(34)	(88)	(39)
Other comprehensive loss, net of tax	(25)	(34)	(88)	(30)
Total comprehensive income	$8,357	$1,385	$9,193	$30,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$66,454	$54,560
Marketable securities	27,997	29,012
Accounts receivable, net of allowance for credit losses of $713 and $1,463, respectively	25,735	39,651
Unbilled contracts receivable, net	89,187	74,919
Other current assets	10,010	7,700
Total current assets	219,383	205,842
Long-term unbilled contracts receivable	63,943	73,843
Property and equipment, net	6,704	6,971
Operating lease right-of-use assets	9,121	9,484
Intangible assets, net	310,961	347,172
Goodwill	313,660	313,660
Long-term income tax receivable	113,816	120,338
Other long-term assets	31,086	28,246
Total assets	$1,068,674	$1,105,556
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,788	$9,623
Accrued legal fees	3,317	1,796
Accrued liabilities	13,434	17,342
Current portion of long-term debt	24,753	66,145
Deferred revenue	26,931	7,132
Total current liabilities	73,223	102,038
Deferred revenue, less current portion	15,113	17,672
Long-term debt, net	510,857	519,550
Noncurrent operating lease liabilities	9,412	9,730
Long-term income tax payable	81,846	81,834
Other long-term liabilities	19,087	18,110
Total liabilities	709,538	748,934
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; (2024: authorized 15,000 shares; 2023: authorized 15,000 shares and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2024: authorized 350,000 shares, issued 122,992 shares, outstanding 108,854 shares; 2023: authorized 350,000 shares, issued 120,730 shares, outstanding 107,384 shares)	123	121
Additional paid-in capital	637,752	635,331
Treasury stock at cost (2024: 14,138 shares; 2023: 13,346 shares)	(231,599)	(222,497)
Accumulated other comprehensive loss	(96)	(8)
Accumulated deficit	(47,044)	(56,325)
Total stockholders’ equity	359,136	356,622
Total liabilities and equity	$1,068,674	$1,105,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$9,281	$30,440
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,010	769
Amortization of intangible assets	43,187	47,339
Stock-based compensation expense	11,737	8,196
Deferred income taxes	(3,596)	1,501
Loss on debt extinguishment	453	—
Amortization of debt issuance costs	1,601	2,239
Other	(1,272)	493
Changes in operating assets and liabilities:
Accounts receivable	14,666	27,708
Unbilled contracts receivable	(4,368)	(25,467)
Other assets	5,331	6,868
Accounts payable	(2,864)	6,987
Accrued and other liabilities	(1,716)	(16,447)
Deferred revenue	17,240	1,442
Net cash from operating activities	90,690	92,068
Cash flows from investing activities:
Purchases of property and equipment	(1,214)	(1,545)
Purchases of intangible assets	(8,476)	(95)
Purchases of short-term investments	(18,701)	(23,766)
Proceeds from maturities of investments	20,150	—
Net cash from investing activities	(8,241)	(25,406)
Cash flows from financing activities:
Dividends paid	(10,853)	(10,636)
Repayment of debt	(52,139)	(103,750)
Proceeds from employee stock purchase program and exercise of stock options	1,539	1,130
Repurchases of common stock for tax withholdings on equity awards	(9,102)	(7,491)
Net cash from financing activities	(70,555)	(120,747)
Net increase (decrease) in cash and cash equivalents	11,894	(54,085)
Cash and cash equivalents at beginning of period	54,560	114,555
Cash and cash equivalents at end of period	$66,454	$60,470
Supplemental disclosure of cash flow information:
Interest paid	$24,470	$29,009
Income taxes paid, net of refunds	$5,984	$2,840
Unpaid purchases of property and equipment at the end of the period	$—	$963

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

Three Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at April 1, 2024	108,453	$122	$635,552	14,015	$(230,226)	$(71)	$(55,426)	$349,951
Net income	—	—	—	—	—	—	8,382	8,382
Other comprehensive loss	—	—	—	—	—	(25)	—	(25)
Cash dividends paid on common stock ($0.05 per share)	—	—	(5,433)	—	—	—	—	(5,433)
Issuance of common stock in connection with exercise of stock options	7	—	66	—	—	—	—	66
Issuance of common stock in connection with employee stock purchase plan	120	—	975	—	—	—	—	975
Issuance of restricted stock, net of shares canceled	397	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(123)	—	—	123	(1,373)	—	—	(1,373)
Stock-based compensation expense	—	—	6,592	—	—	—	—	6,592
Balance at June 30, 2024	108,854	$123	$637,752	14,138	$(231,599)	$(96)	$(47,044)	$359,136

Six Months Ended June 30, 2024	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2024	107,384	$121	$635,331	13,346	$(222,497)	$(8)	$(56,325)	$356,622
Net income	—	—	—	—	—	—	9,281	9,281
Other comprehensive loss	—	—	—	—	—	(88)	—	(88)
Cash dividends paid on common stock ($0.10 per share)	—	—	(10,853)	—	—	—	—	(10,853)
Issuance of common stock in connection with exercise of stock options	53	—	562	—	—	—	—	562
Issuance of common stock in connection with employee stock purchase plan	120	—	975	—	—	—	—	975
Issuance of restricted stock, net of shares canceled	2,089	2	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(792)	—	—	792	(9,102)	—	—	(9,102)
Stock-based compensation expense	—	—	11,737	—	—	—	—	11,737
Balance at June 30, 2024	108,854	$123	$637,752	14,138	$(231,599)	$(96)	$(47,044)	$359,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
Three Months Ended June 30, 2023	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at April 1, 2023	106,285	$119	$635,001	12,889	$(217,783)	$(47)	$(94,676)	$322,614
Net income	—	—	—	—	—	—	1,419	1,419
Other comprehensive loss	—	—	—	—	—	(34)	—	(34)
Cash dividends paid on common stock ($0.05 per share)	—	—	(5,322)	—	—	—	—	(5,322)
Issuance of common stock in connection with employee stock purchase plan	87	—	719	—	—	—	—	719
Issuance of restricted stock, net of shares canceled	334	—	—	—	—	—	—	-
Withholding taxes related to net share settlement of restricted awards	(100)	—	—	100	(931)	—	—	(931)
Stock-based compensation expense	—	—	4,556	—	—	—	—	4,556
Balance at June 30, 2023	106,606	$119	$634,954	12,989	$(218,714)	$(81)	$(93,257)	$323,021

	Total Company Stockholders' Equity
Six Months Ended June 30, 2023	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2023	105,167	$117	$636,266	12,225	$(211,223)	$(51)	$(123,697)	$301,412
Net income	—	—	—	—	—	—	30,440	30,440
Other comprehensive loss	—	—	—	—	—	(30)	—	(30)
Cash dividends paid on common stock ($0.10 per share)	—	—	(10,636)	—	—	—	—	(10,636)
Issuance of common stock in connection with exercise of stock options	38	—	409	—	—	—	—	409
Issuance of common stock in connection with employee stock purchase plan	87	—	719	—	—	—	—	719
Issuance of restricted stock, net of shares canceled	2,078	2	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(764)	—	—	764	(7,491)	—	—	(7,491)
Stock-based compensation expense	—	—	8,196	—	—	—	—	8,196
Balance at June 30, 2023	106,606	$119	$634,954	12,989	$(218,714)	$(81)	$(93,257)	$323,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP consisting of over 11,500 patents and patent applications worldwide.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. The results of operations for the three months and six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2024, as compared to the significant accounting policies described in the Form 10-K.

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

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Recurring revenue	$82,269	$81,606	$165,045	$165,972
Non-recurring revenue	5,081	1,611	5,710	34,552
Total revenue	$87,350	$83,217	$170,755	$200,524

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Media	$83,626	$80,645	$164,063	$163,279
Semiconductor	3,724	2,572	6,692	37,245
Total revenue	$87,350	$83,217	$170,755	$200,524

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30, 2024	December 31, 2023
Unbilled contracts receivable	$89,187	$74,919
Other current assets	682	620
Long-term unbilled contracts receivable	63,943	73,843
Other long-term assets	932	1,007
Total contract assets	$154,744	$150,389

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

The allowance for credit losses at June 30, 2024 and December 31, 2023 was $0.7 million and $1.5 million, respectively and is presented as part of accounts receivable, net in the Condensed Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$1,703	$4,107	$3,708	$8,889
Performance obligations satisfied in previous periods (1)	$4,864	$1,131	$5,076	$1,884

(1) Performance obligations satisfied in previous periods consist mainly of fees associated with releases for past patent infringement, settlements of litigation during the period, and revenue from past royalties owed pursuant to expired or terminated IP license agreements. For long-term and multi-year revenue contracts, the Company recorded revenue from the releases for past infringement during the three months and six months ended June 30, 2024 and 2023 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements (in thousands).

As of June 30, 2024
Revenue from contracts with performance obligations expected to be satisfied in:
2024 (remaining 6 months)	$81,267
2025	160,750
2026	63,986
2027	50,145
2028	43,256
Thereafter	59,649
Total	$459,053

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid income taxes	$3,561	$3,752
Prepaid expenses	2,505	2,185
Prepaid insurance	707	1,123
Other	3,237	640
Total other current assets	$10,010	$7,700

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Equipment, furniture and other	$16,821	$17,267
Leasehold improvements	6,226	5,037
Total property and equipment	23,047	22,304
Less: accumulated depreciation and amortization	(16,343)	(15,333)
Total property and equipment, net	$6,704	$6,971

Other long-term assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Long-term deferred tax assets	$27,482	$23,885
Other assets	3,604	4,361
Total other long-term assets	$31,086	$28,246

Accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Employee compensation and benefits	$5,230	$8,378
Accrued expenses	4,315	3,601
Current portion of guarantee (1)	1,500	2,400
Current portion of operating lease liabilities	382	503
Accrued income taxes	29	325
Other	1,978	2,135
Total accrued liabilities	$13,434	$17,342

(1) Refer to “Note 14 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Long-term portion of guarantee (1)	$17,035	$16,135
Other	2,052	1,975
Total other long-term liabilities	$19,087	$18,110

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

The following is a summary of marketable securities at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$11,154	$—	$(17)	$—	$11,137
Corporate bonds and notes	16,687	7	(44)	—	16,650
Treasury and agency notes and bills	3,481	—	(2)	—	3,479
Total debt securities	31,322	7	(63)	—	31,266
Money market funds	4,200	—	—	—	4,200
Total equity securities	4,200	—	—	—	4,200
Total marketable securities	$35,522	$7	$(63)	$—	$35,466
Reported in:
Cash and cash equivalents					$7,469
Marketable securities					$27,997
Total marketable securities					$35,466

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$12,421	$5	$(4)	$—	$12,422
Treasury and agency notes and bills	10,746	—	(1)	—	10,745
Corporate bonds and notes	5,813	34	(2)	—	5,845
Total debt securities	28,980	39	(7)	—	29,012
Money market funds	5,778	—	—	—	5,778
Total equity securities	5,778	—	—	—	5,778
Total marketable securities	$34,758	$39	$(7)	$—	$34,790
Reported in:
Cash and cash equivalents					$5,778
Marketable securities					$29,012
Total marketable securities					$34,790

At June 30, 2024 and December 31, 2023, the Company had $94.5 million and $83.6 million, respectively, in cash and cash equivalents and short-term investments. A portion of these amounts was held in marketable securities, as shown above. The remaining balances of $59.0 million and $48.8 million at June 30, 2024 and December 31, 2023, respectively, consisted of cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the three months and six months ended June 30, 2024 and 2023. Unrealized losses on AFS debt securities were immaterial as of June 30, 2024 and December 31, 2023. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company did not recognize a provision for credit losses related to its AFS debt securities during the three months and six months ended June 30, 2024 and 2023, respectively.

The estimated fair value of AFS debt securities by contractual maturity at June 30, 2024 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$17,597	$17,571
Due in one to two years	8,202	8,182
Due in two to three years	5,523	5,513
Total	$31,322	$31,266

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2023 and June 30, 2024.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of June 30, 2024 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Commercial paper - debt securities (1)	$11,137	$—	$11,137	$—
Corporate bonds and notes - debt securities (2)	16,650	—	16,650	—
Treasury and agency notes and bills - debt securities (1)	3,479	—	3,479	—
Money market funds - equity securities (3)	4,200	4,200	—	—
Total Assets	$35,466	$4,200	$31,266	$—

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	June 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2021 Refinanced Term Loan B (1)	—	—	585,695	584,231
2024 Term Loan B (1)	535,610	534,940	—	—
Total long-term debt, net	$535,610	$534,940	$585,695	$584,231

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $13.5 million and $15.6 million as of June 30, 2024 and December 31, 2023, respectively. See “Note 8 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at June 30, 2024 and December 31, 2023 was $313.7 million. There were no changes to the carrying value of goodwill from January 1, through June 30, 2024. Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized for the three months and six months ended June 30, 2024 and 2023.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	June 30, 2024			December 31, 2023
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired patents / core technology	3-10	$661,336	$(350,375)	$310,961	$654,360	$(323,261)	$331,099
Customer contracts and related relationships	3-9	155,900	(155,900)	—	155,900	(139,827)	16,073
Existing technology / content database	5-10	38,681	(38,681)	—	38,681	(38,681)	—
Trademarks/trade name	4-10	1,300	(1,300)	—	1,300	(1,300)	—
Total intangible assets		$857,217	$(546,256)	$310,961	$850,241	$(503,069)	$347,172

As of June 30, 2024, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2024 (remaining 6 months)	$27,201
2025	54,397
2026	54,263
2027	53,911
2028	48,868
Thereafter	72,321
Total	$310,961

NOTE 8 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	June 30, 2024	December 31, 2023
2021 Refinanced Term Loan B	—	$601,250
2024 Term Loan B	$549,111	—
Unamortized debt discount and issuance costs	(13,501)	(15,555)
	535,610	585,695
Less: current portion, net of debt discount and issuance costs	(24,753)	(66,145)
Total long-term debt, net of current portion	$510,857	$519,550

Term Loan B

On June 8, 2021, the Company entered into Amendment No. 1 (“Amendment No. 1”) to that certain Credit Agreement dated June 1, 2020 by and among the Company, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “2020 Credit Agreement”). The 2020 Credit Agreement initially provided for a five-year senior secured term loan B facility in an aggregate principal amount of $1,050 million (the “2020 Term Loan B Facility”). In connection with Amendment No. 1, the Company made a voluntary prepayment of $50.6 million of the term loan outstanding under the 2020 Credit Agreement using cash on hand. Amendment No. 1 provided for, among other things, (i) a new tranche of term loans (the “2021 Refinanced Term Loan B”) in an aggregate principal amount of $810.0 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of base rate loans, 2.50% per annum and (y) in the case of Eurodollar loans, LIBOR plus a margin of 3.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the 2021 Refinanced Term Loan B within six months of the closing date of Amendment No. 1, (iv) an extension of the maturity to June 8, 2028, and (v) certain additional amendments, including amendments to provide the Company with additional flexibility under the covenant governing restricted payments.

On May 30, 2023, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the 2020 Credit Agreement, to replace the reference to LIBOR as the base rate with the reference to the Secured Overnight Financing Rate “SOFR” as administered by the Federal Reserve Bank of New York. The new reference rate was effective July 1, 2023.

On May 20, 2024, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the 2020 Credit Agreement, which provided for, among other things, (i) a repricing of the 2020 Term Loan B Facility through a refinancing of the entire amount of the 2021 Refinanced Term Loan B with a new tranche of term loans (the “2024 Term Loan B”) in an aggregate principal amount of $561.1 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of SOFR loans,

SOFR plus a margin of 3.00% per annum and (y) in the case of base rate loans, 2.00% per annum, (iii) a reduction in the excess cash flow mandatory payment thresholds and (iv) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the 2024 Term Loan B within six months of the closing date of Amendment No. 3. The 2024 Term Loan B will mature on June 8, 2028, the same date upon which the 2021 Refinanced Term Loan B matured prior to giving effect to Amendment No. 3.

The obligations under the 2020 Credit Agreement, inclusive of any changes by Amendment No. 1, Amendment No. 2 and Amendment No. 3, continue to be guaranteed by the Company’s wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) and continue to be secured by a lien on substantially all of the assets of the Company and the Guarantors.

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Separation did not require the Company to obtain any waivers under the 2020 Credit Agreement, and the Company completed the Separation in compliance with all of the covenants contained in the 2020 Credit Agreement. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order access an annual basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements as of June 30, 2024. The 2020 Credit Agreement, as amended, also requires the Company to continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity.

Interest Expense and Expected Principal Payments

At June 30, 2024, the Company had $549.1 million in total debt outstanding. There were also $13.5 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the 2024 Term Loan B as of June 30, 2024, including the amortization of debt discount and issuance costs, was 9.6% and interest is payable monthly. Interest expense was $12.9 million and $25.4 million for the three and six months ended June 30, 2024, respectively. Interest expense was $15.4 million and $31.3 million for the three and six months ended June 30, 2023, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $0.9 million and $1.6 million for the three and six months ended June 30, 2024, respectively, and $1.1 million and $2.2 million for the three and six months ended June 30, 2023, respectively.

As of June 30, 2024, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2024 (remaining 6 months)	$14,028
2025	28,056
2026	28,056
2027	28,056
2028	450,915
Total	$549,111

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$8,382	$1,419	$9,281	$30,440

Denominator:
Weighted average shares of common stock outstanding	108,667	106,464	108,216	106,027
Add: Effect of dilutive securities associated with options	—	—	2	—
Add: Effect of dilutive securities associated with restricted stock awards and units	3,860	6,311	4,532	7,078
Add: Effect of dilutive securities associated with employee stock purchase program	9	—	7	—
Weighted average common shares - dilutive	112,536	112,775	112,757	113,105

Basic net income per share	$0.08	$0.01	$0.09	$0.29

Diluted net income per share	$0.07	$0.01	$0.08	$0.27

Anti-dilutive employee stock-based awards, excluded	1,306	1,816	788	613

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

At the Company’s 2024 Annual Stockholders Meeting on May 9, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 EIP, which provided for (i) an increase of the number of shares reserved for issuance by 8,900,000 (from an initial share reserve of 16,800,000 under the prior 2020 EIP to 25,700,000 under the amended and restated 2020 EIP) and (ii) the removal of the “fungible share ratio” for future awards, such that all equity awards granted on or after May 9, 2024 will count on a one-to-one basis against the number of shares authorized for issuance under the 2020 EIP (whereas each share granted pursuant to “full value”

awards (i.e. stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) prior to May 9, 2024 are counted against shares available for issuance on a 1.5 to 1 ratio). As of June 30, 2024, there were approximately 8.1 million shares reserved for future grants under the 2020 EIP.

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

Assumed Plans

On June 1, 2020, the Company assumed all then-outstanding stock options, awards, and shares available and reserved for issuance under all legacy Equity Incentive Plans of TiVo (collectively, the “Assumed Plans”). Stock options assumed from the Assumed Plans generally have vesting periods of four years and a contractual term of seven years. Awards of restricted stock and restricted stock units assumed from the Assumed Plans are generally subject to a four year vesting period. The Company has not issued any awards under these plans since the 2020 EIP was amended in 2022. The number of shares subject to stock options and restricted stock units outstanding under these plans are included in the tables below.

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2023	213	$14.26
Options granted	—	$—
Options exercised	(53)	$10.62
Options canceled / forfeited / expired	(27)	$12.39
Balance at June 30, 2024	133	$16.04
Vested and exercisable at June 30, 2024	133	$16.04

Restricted Stock Awards

Information with respect to outstanding restricted stock units (including both time-based vesting and performance-based vesting) as of June 30, 2024 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2023	7,591	1,781	9,372	$10.44
Awards granted	2,124	945	3,069	$12.04
Awards vested / earned	(2,089)	—	(2,089)	$9.98
Awards canceled / forfeited	(463)	(479)	(942)	$13.31
Balance at June 30, 2024	7,163	2,247	9,410	$10.79

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

At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company’s stockholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance. As of June 30, 2024, there were approximately 5.2 million shares reserved for grant under the Company’s 2020 ESPP.

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

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s board of directors (the “Board”). During the period ended June 30, 2024 and 2023, quarterly dividends declared were $0.05 per common share, respectively. The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board considers relevant.

Stock Repurchase Programs

On June 12, 2020 the Board authorized a new stock repurchase program providing for the repurchase of up to $150.0 million of the Company’s Common Stock dependent on market conditions, share prices and other factors. On April 22, 2021, the Board authorized an additional $100.0 million of purchases under the existing stock repurchase plan.

There were no shares repurchased during the three and six months ended June 30, 2024. As of June 30, 2024, the Company had repurchased a total of approximately 10.0 million shares of common stock, since inception of the plan, at an average price of $17.24 per share for a total cost of $172.2 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of June 30, 2024, the total remaining amount available for repurchase under this plan was $77.8 million. The Company may execute authorized repurchases from time to time under the plan.

The Company accounts for stock repurchases using the cost method and records retirement of treasury stock as a reduction of the cumulative treasury stock paid-in capital balance. Once the cumulative balance is reduced to zero, any remaining difference resulting from the retirement of treasury stock is recorded as a reduction of retained earnings.

The Company issues restricted stock awards as part of the equity incentive plans described above. For the majority of restricted awards, shares are withheld to satisfy required withholding taxes at the vesting date. Shares withheld to satisfy required withholding taxes in connection with the vesting of restricted awards are treated as common stock repurchases in the Condensed Consolidated Financial Statements because they reduce the number of shares that would have been issued on vesting. However, these withheld shares are not included in common stock repurchases under the Company’s authorized share repurchase plan. During the three months ended June 30, 2024 and 2023, the Company withheld 0.1 million and 0.1 million shares of common stock to satisfy $1.4 million and $0.9 million of required withholding taxes, respectively. During the six months ended June 30, 2024 and 2023, the Company withheld 0.8 million and 0.8 million shares of common stock to satisfy $9.1 million and $7.5 million of required withholding taxes, respectively.

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$1,093	$736	1,902	1,330
Selling, general and administrative	5,499	3,820	9,835	6,866
Total stock-based compensation expense	$6,592	$4,556	$11,737	$8,196

There were no options granted during the three and six months ended June 30, 2024 and 2023.

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. The following assumptions were used to value the restricted stock units subject to market conditions granted during the six months ended June 30, 2024 and 2023:

	May 2024	May 2023	March 2023
Expected life (years)	3.0	3.0	3.0
Risk-free interest rate	4.5%	3.6%	4.5%
Dividend yield	1.8%	2.3%	1.9%
Expected volatility	57.0%	63.3%	68.5%

Grants under the 2020 ESPP occur in June and December, as discussed in “Note 10 – Stockholders’ Equity”. The following assumptions were used to value the shares for these grants.

	June 2024	June 2023
Expected life (years)	2.0	2.0
Risk-free interest rate	4.8%	4.3%
Dividend yield	1.7%	2.0%
Expected volatility	57.0%	63.5%

NOTE 12 – INCOME TAXES

The Company’s income tax provision and effective tax rate for interim periods are based on its estimated annual effective tax rate adjusted for discrete items during the period. For the three and six months ended June 30, 2024, the Company recorded income tax expense of $2.9 million and $8.6 million, respectively. For the three and six months ended June 30, 2023, the Company recorded income tax expense of $2.4 million and $14.2 million, respectively. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to unrealized foreign exchange gain or loss on prior year South Korea withholding tax refund claims. The decrease in income tax expense for the six months ended June 30, 2024, as compared to the same period in the prior year was primarily due to a year to date decrease in pretax income.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed lease cost	$511	$539	$1,023	1,110
Variable lease cost	207	146	482	297
Total operating lease cost	$718	$685	$1,505	$1,407

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$551	$609
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$—	$—

	June 30, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	7.93	8.35
Weighted-average discount rate:
Operating leases	8.5%	8.5%

Future minimum lease payments and related lease liabilities as of June 30, 2024 were as follows (in thousands):

Operating Lease Payments (1)
2024 (remaining 6 months)	$162
2025	568
2026	2,069
2027	2,132
2028	1,887
Thereafter	7,772
Total lease payments	14,590
Less: imputed interest	(4,796)
Present value of lease liabilities:	$9,794

Less: current obligations under leases (accrued liabilities)	382
Noncurrent operating lease liabilities	$9,412

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of June 30, 2024, the Company’s total future unconditional purchase obligations were approximately $3.0 million, including $1.2 million due in the remainder of 2024, $1.6 million due in 2025 and $0.2 million due thereafter.

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

As of June 30, 2024 and December 31, 2023, the balance of the guarantee liability was $18.5 million. The Company made no guarantee payment during the three and six months ended June 30, 2024. During the three months and six months ended June 30, 2023, the Company made guarantee payments of $0.6 million and $1.1 million, respectively. The Company recognized other income of $0.3 million during the six months ended June 30, 2023 in the Condensed Consolidated Statement of Operations as a result of a change in the carrying value of the guarantee liability.

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

Litigation related

On June 23, 2017, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) and Adeia Media Solutions Inc. (formerly known as TiVo Solutions Inc.) (together, “Adeia Media”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”). On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy “illico” platform. Specifically, the Court found invalid each of the asserted claims related to the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, the Company paid $2.5 million for expense reimbursement in the fourth quarter of 2022. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On January 30, 2023, Adeia Media filed its opening memorandum of fact and law. Videotron filed its memorandum of fact and law on April 17, 2023. On November 28, 2023, the Federal Court of Appeal of Canada held a hearing on the appeal and took the matter under reserve. On August 6, 2024, the Federal Court of Appeal of Canada issued a judgment in the appeal in which it dismissed the appeal.

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, “Bell”) in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, “Telus”) in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, the Company paid $2.8 million for expense reimbursement in the second quarter of 2023. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On June 2, 2023, Adeia Media filed its opening memorandum of fact and law. Bell and Telus filed a combined memorandum of fact and law on August 18, 2023. On November 29, 2023, the Federal Court of Appeal of Canada held a hearing on the appeal and took the matter under reserve. On August 6, 2024, the Federal Court of Appeal of Canada issued a judgment in the appeal in which it dismissed the appeal.

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

A portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
U.S.	$71,608	82%	$69,936	84%	$140,047	75%	$151,065	76%
Canada	3,376	4	3,287	4	6,573	4	8,243	4
Asia	10,325	11	7,363	9	19,840	18	35,983	18
Europe and Middle East	1,586	2	2,195	3	3,389	2	4,383	2
Other	455	1	436	—	906	1	850	—
	$87,350	100%	$83,217	100%	$170,755	100%	$200,524	100%

For the three and six months ended June 30, 2024 and 2023, there were two and three customers, respectively, that each accounted for 10% or more of total revenue. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Customer A	19.7%	20.7%	20.1%	17.1%
Customer B	11.4%	13.3%	11.9%	11.1%
Customer C	*	10.4%	*	*
Customer D	*	*	*	10.4%

* denotes less than 10% of total revenue.

As of June 30, 2024, the Company had one customer representing 69% of aggregate accounts receivable. At December 31, 2023, the Company had two customers representing 42% and 28% of aggregate accounts receivable, respectively.

As of June 30, 2024 and December 31, 2023, property and equipment, net, was all located in the U.S.

NOTE 16 – SUBSEQUENT EVENTS

Declaration of Cash Dividends

On July 24, 2024, the Board declared a cash dividend of $0.05 per share of common stock, payable on September 17, 2024 to the stockholders of record at the close of business on August 27, 2024.

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

Business Overview

Adeia Inc. (formerly known as Xperi Holding Corporation) (“Adeia”, “we”) is a leading IP licensing platform in the consumer and entertainment space, with a diverse portfolio of media and semiconductor intellectual property and over 11,500 patents and patent applications worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Through our IP licensing business, we help enable extraordinary experiences at home and on the go for millions of consumers around the world, with IP that helps elevate content and improves how audiences connect with it in a way that is more intelligent, immersive and personal. Through providing the IP that helps to power smart devices, entertainment experiences and more, we have created a unified ecosystem that reaches highly-engaged consumers and uncovered new business opportunities.

On October 1, 2022, we completed the previously announced separation (“the Separation”) of its product business into an independent, publicly-traded company, Xperi Inc. (“Xperi Inc.”). The Separation was structured as a spin-off, which was achieved through Adeia’s distribution of 100 percent of the outstanding shares of Xperi Inc.’s common stock to holders of Adeia’s common stock as of the close of business on the record date of September 21, 2022 (the “Record Date”). Each Adeia stockholder of record received four shares of Xperi Inc. common stock for every ten shares of Adeia common stock that it held on the Record Date. Following the Separation, Adeia retains no ownership interest in Xperi Inc., which is now listed under the ticker symbol “XPER” on the New York Stock Exchange. Effective at the open of business on October 3, 2022, Adeia’s shares of common stock, par value $0.001 per share, began trading on the Nasdaq Global Select Market under the new ticker symbol “ADEA”.

Headquartered in Silicon Valley with more than 35 years of operating experience, we have approximately 140 employees, with substantially all of our employees located in the U.S.

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

Financial Highlights

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the three and six months ended June 30, 2024, as compared to the same periods in 2023:

Three months ended June 30, 2024:

•
Revenue increased by $4.2 million, or 5.0%, from $83.2 million in 2023 to $87.4 million in 2024.
•
Recurring revenues increased by $0.7 million, or 0.9% from $81.6 million in 2023 to $82.3 million in 2024.
•
Non-recurring revenues increased by $3.5 million, or 218.7% from $1.6 million in 2023 to $5.1 million in 2024.
•
Cash provided by operating activities decreased by $5.2 million, or 18.1% from $28.7 million in 2023 to $23.5 million in 2024.
•
Repriced our term loan which lowered our interest rate by 61 basis points and made $12.0 million in principal payments, bringing the outstanding balance to $549.1 million as of June 30, 2024.

Six months ended June 30, 2024:

•
Revenue decreased by $29.7 million, or 14.8%, from $200.5 million in 2023 to $170.8 million in 2024.
•
Recurring revenues decreased by $1.0 million, or 0.6% from $166.0 million in 2023 to $165.0 million in 2024.
•
Non-recurring revenues decreased by $28.9 million, or 83.5% from $34.6 million in 2023 to $5.7 million in 2024.
•
Cash provided by operating activities decreased by $1.4 million, or 1.5%, from $92.1 million in 2023 to $90.7 million in 2024.
•
Repriced our term loan which lowered our interest rate by 61 basis points and made $52.1 million in principal payments, bringing the outstanding balance to $549.1 million as of June 30, 2024.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our intellectual property (“IP”) rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Operating expenses:
Research and development	17	16	17	13
Selling, general and administrative	28	31	29	25
Amortization expense	23	28	25	24
Litigation expense	5	3	4	2
Total operating expenses	73	78	75	64
Operating income	27	22	25	36
Interest expense	(15)	(19)	(16)	(16)
Other income and expense, net	2	2	2	2
Loss on debt extinguishment	(1)	—	—	—
Income before income taxes	13	5	11	22
Provision for income taxes	3	3	5	7
Net income	10%	2%	6%	15%

The following table sets forth our revenue for the three and six months ended June 30, 2024 and 2023 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Increase	% Change	2024	2023	Decrease	% Change
Revenue	$87,350	$83,217	$4,133	5%	$170,755	$200,524	$(29,769)	(15)%

The increase in revenue during the three months ended June 30, 2024, as compared to the same period in 2023, was primarily attributable to the execution of the settlement agreement and multi-year renewal with X Corp. for access to our media portfolio in the second quarter of 2024, partially offset by a decline in royalty revenue from certain Pay-TV customers.

Recurring revenues increased slightly to $82.3 million during the three months ended June 30, 2024 from $81.6 million in the same period in 2023.

Non-recurring revenues for the three months ended June 30, 2024 and 2023 were $5.1 million and $1.6 million, respectively. The increase of $3.5 million was primarily attributable to the execution of the settlement agreement and multi-year renewal with X Corp. for access to our media portfolio in the second quarter of 2024.

The decrease in revenue during the six months ended June 30, 2024, as compared to the same period in 2023, was primarily attributable to the execution of two long-term license agreements with Kioxia and Western Digital in the first quarter of 2023 and a decline in royalty revenue from certain Pay-TV customers, partially offset by a multi-year agreement with X Corp. for access to our media portfolio in the second quarter of 2024 and recurring revenue from long-term renewals with Samsung for access to our media portfolio in the second half of 2023.

Recurring revenue decreased slightly to $165.0 million during the six months ended June 30, 2024 from $166.0 in the same period in 2023.

Non-recurring revenues for the six months ended June 30, 2024 and 2023 were $5.7 million and $34.6 million, respectively. The decrease of $28.8 million was primarily attributable to the execution of long-term license agreements with Kioxia and Western Digital in the first quarter of 2023, partially offset by a settlement agreement and multi-year renewal with X Corp. for access to our media portfolio in the second quarter of 2024.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Increase	% Change	2024	2023	Increase	% Change
Research and development	$14,799	$13,116	$1,683	13%	$28,724	$26,127	$2,597	10%

The increase in R&D expense during the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due an increase in patent prosecution, defense and assertion costs.

The increase in R&D expense during the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due an increase in personnel costs as a result of increased headcount and patent prosecution, defense and assertion costs, partially offset by a decrease in professional services costs.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Decrease	% Change	2024	2023	Decrease	% Change
Selling, general and administrative	$24,617	$26,394	$(1,777)	(7)%	$48,646	$49,256	$(610)	(1)%

The decrease in SG&A expense during the three months ended June 30, 2024, as compared to the same period in 2023, was primarily due to decreases in advertising expense and the recovery of certain bad debt expenses. The decreases were partially offset by increases in certain administrative costs associated with our debt repricing and personnel costs as a result of increased headcount.

The decrease in SG&A expense during the six months ended June 30, 2024, as compared to the same period in 2023, was primarily due to decreases in advertising expense, separation costs that were incurred in 2023 but did not recur in 2024, certain insurance costs and bad debt expenses; partially offset by increases in certain administrative costs associated with the repricing of our credit facility discussed below and personnel costs as a result of increased headcount.

Amortization Expense (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Decrease	% Change	2024	2023	Decrease	% Change
Amortization expense	$20,030	$23,650	$(3,620)	(15)%	$43,187	$47,339	$(4,152)	(9)%

The decrease in amortization expense during the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to certain intangible assets becoming fully amortized during 2024. The decrease was partially offset by an increase in amortization expense as a result of patents acquired in 2024.

Litigation Expense (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Increase	% Change	2024	2023	Increase	% Change
Litigation expense	$4,262	$2,334	$1,928	83%	$7,192	$4,956	$2,236	45%

The increase in litigation expense during the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to increased case activity in current litigation matters.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

Interest Expense (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Decrease	% Change	2024	2023	Decrease	% Change
Interest expense	$13,296	$15,540	$(2,244)	(14)%	$27,471	$31,478	$(4,007)	(13)%

The decrease in interest expense during the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to lower debt balance and amortization of debt discount and issuance costs, partially offset by increased interest rates on our variable interest rate debt due to the rising interest rate environment.

We anticipate interest expense will continue to decrease in 2024, when compared to 2023, as a result of a full year of a lower debt balance, amortization of debt discount and issuance costs and the reduction of the interest rate margin due to the repricing of our Term Loan B during the second quarter of 2024.

Other Income and Expense, Net (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Decrease	% Change	2024	2023	Decrease	% Change
Other income and expense, net	$1,428	$1,617	$(189)	(12)%	$2,828	$3,237	$(409)	(13)%

The decrease in other income and expense, net during the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to a decrease in realized gains on our investments in marketable securities, partially offset by an increase in interest income from significant financing components from certain revenue contracts.

Loss on Debt Extinguishment

During the three and six months ended June 30, 2024, we recognized $0.5 million associated with the repricing of our Term Loan B and there were no such costs in 2023. Refer to discussion below for further detail on the repricing of our Term Loan B.

Provision for Income Taxes

	Three Months Ended June 30,				Six Months Ended June 30,
	2024	2023	Increase	% Change	2024	2023	Decrease	% Change
Provision for income taxes	$2,939	$2,381	$558	23%	$8,629	$14,165	$(5,536)	(39)%

Our income tax provision for interim periods is based on the estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended June 30, 2024, we recorded income tax expense of $2.9 million on pretax income of $11.3 million, and for the six months ended June 30, 2024, we recorded an income tax expense of $8.6 million on pretax income of $17.9 million, which resulted in effective tax rates of 26.0% and 48.2%, respectively, for the three and six months ended June 30, 2024. The increase in income tax expense for the three months ended June 30, 2024, as compared to the same period in the prior year was primarily due to a quarter to date increase in pretax income. The decrease in income tax expense for the six months ended June 30, 2024, as compared to the same period in the prior year was primarily due to a year to date decrease in pretax income.

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

The effective tax rate varies from the 21% U.S. federal tax rate primarily due to unrealized foreign exchange gain or loss on prior year South Korea withholding tax refund claims.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. After considering the evidence to assess the recoverability of our net deferred tax assets, we concluded that it was more-likely-than-not that we would realize our federal and certain state deferred tax assets.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents for the six months ended June 30, 2024 and 2023.

	As of
(in thousands)	June 30, 2024	December 31, 2023
Cash and cash equivalents	$66,454	$54,560
Marketable securities	27,997	29,012
Total cash, cash equivalents and marketable securities	$94,451	$83,572

	Six Months Ended June 30,
	2024	2023
Net cash from operating activities	$90,690	$92,068
Net cash from investing activities	$(8,241)	$(25,406)
Net cash from financing activities	$(70,555)	$(120,747)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments in marketable securities. Cash, cash equivalents and marketable securities were $94.5 million at June 30, 2024, an increase of $10.9 million from $83.6 million at December 31, 2023. This increase primarily resulted from $90.7 million of cash generated from operations, and $1.6 million in proceeds from purchases through our employee stock purchase program and exercise of stock options, partially offset by $52.1 million in repayment of our long-term debt, $9.1 million in repurchases of common stock associated with tax withholdings on equity awards, $10.9 million in dividends paid, $1.2 million in purchases of property and equipment, and $8.5 million in purchases of intangible assets.

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

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Other than the principal payments of $52.1 million made by us under the existing Term Loan B during the six months ended June 30, 2024, our cash requirements have not materially changed since December 31, 2023.

We expect to continue to make additional payments on our existing debt from cash generated from operations. In addition to the cash requirements outlined above, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan.

Quarterly Dividends

In June 2024, we paid quarterly cash dividends of $0.05 per share of common stock. In July 2024, our board of directors (the “Board”) authorized payment of a quarterly cash dividend of $0.05 per share, to be paid in September 2024.

Stock Repurchase Plan

On June 12, 2020, our Board terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”), which provides for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through June 30, 2024, we have repurchased an aggregate of approximately 10.0 million shares of common stock at a total cost of $172.2 million at an average price of $17.24. As of June 30, 2024, the total remaining amount available for repurchase under the Plan was $77.8 million. We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including, but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

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

Cash Flows from Operating Activities

Cash flows provided by operations were $90.7 million for the six months ended June 30, 2024, were primarily due to our net income of $9.3 million being adjusted for non-cash items of amortization of intangible assets of $43.2 million, amortization of debt issuance costs of $1.6 million, stock-based compensation expense of $11.7 million, depreciation of property and equipment of $1.0 million and $24.5 million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2023.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $8.2 million for the six months ended June 30, 2024, primarily related to purchases of short-term investments of $18.7 million, purchases of property and equipment of $1.2 million, purchases of intangible assets of $8.5 million, and proceeds from maturities of investments of $20.2 million.

Net cash used in investing activities was $25.4 million for the six months ended June 30, 2023, primarily related to purchases of short-term investments of $23.8 million and capital expenditures of $1.5 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of leasehold improvements, purchases of computer hardware and software, information systems, and semiconductor production and test equipment. During the six months ended June 30, 2024 and 2023, we spent $1.2 million and $1.5 million on capital expenditures, respectively, and we expect capital expenditures in the remainder of 2024 to be approximately $1.0 million. Our capital expenditures for intangible assets consists primarily of acquired patents. During the six months ended June 30, 2024, we spent $8.5 million on purchases of intangible assets. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $70.5 million for the six months ended June 30, 2024 due to $52.1 million in repayment of indebtedness, $10.9 million in dividends paid, $9.1 million in repurchases of common stock for tax withholdings on equity awards, partially offset by $1.6 million in proceeds from purchases through our employee stock purchase program and exercise of stock options.

Net cash used in financing activities was $120.7 million for the six months ended June 30, 2023 due to $103.8 million in repayment of indebtedness, $10.6 million in dividends paid, $7.5 million in repurchases of common stock for tax withholdings on equity awards, partially offset by $1.1 million in proceeds from purchases through our employee stock purchase program and exercise of stock options.

Long-term Debt

On June 8, 2021, we entered into Amendment No. 1 (“Amendment No. 1”) to that certain Credit Agreement dated June 1, 2020 by and among us, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (the “2020 Credit Agreement”). The 2020 Credit Agreement initially provided for a five-year senior secured term loan B facility in an aggregate principal amount of $1,050 million (the “2020 Term Loan B Facility”). Amendment No. 1 provided for, among other things, (i) a new tranche of term loans (the “2021 Refinanced Term Loan B”) in an aggregate principal amount of $810.0 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of base rate loans, 2.50% per annum and (y) in the case of Eurodollar loans, LIBOR plus a margin of 3.50% per annum, (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the 2021 Refinanced Term Loan B within six months of the closing date of Amendment No. 1, (iv) an extension of the maturity to June 8, 2028, and (v) certain additional amendments, including amendments to provide us with additional flexibility under the covenant governing restricted payments.

On May 30, 2023, we entered into Amendment No. 3 (“Amendment No. 3”) to the 2020 Credit Agreement to replace the reference to LIBOR as the base rate with the reference to the Secured Overnight Financing Rate “SOFR” as administered by the Federal Reserve Bank of New York.

On May 20, 2024, we entered into Amendment No. 3 (“Amendment No. 3”) to the 2020 Credit Agreement, which provided for, among other things, (i) a repricing of the 2020 Term Loan B Facility through a refinancing of the entire amount of the 2021 Refinanced Term Loan B with a new tranche of term loans (the “2024 Term Loan B”) in an aggregate principal amount of $561.1 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of SOFR loans, SOFR plus a margin of 3.00% per annum and (y) in the case of base rate loans, 2.00% per annum, (iii) a reduction in the excess cash flow mandatory payment thresholds and (iv) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the 2024 Term Loan B within six months of the closing date of Amendment No. 3. The 2024 Term Loan B will mature on June 8, 2028, the same date upon which the 2021 Refinanced Term Loan B matured prior to giving effect to Amendment No. 3.

At June 30, 2024, $549.1 million was outstanding under the term loan B facility with an interest rate, including unamortized debt discount and issuance costs of $13.5 million. Interest is payable monthly. Under the existing loan agreement, we have future minimum principal payments for our debt of $14.0 million in the remainder of 2024, $28.1 million each year from 2025 through 2027, with the remaining principal balance of $450.9 million due in 2028. After the Separation, we own the debt under the term loan B facility. Additionally, we paid $29.1 million during the six months ended June 30, 2024, based on certain leverage ratios and our excess cash flow generated for the year ended December 31, 2023. We are obligated to continue to pay a portion of excess cash flows on an annual basis. The term loan B facility contains customary covenants, and as of June 30, 2024, we were in full compliance with such covenants. The 2020 Credit Agreement, as amended, also requires that we continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity.

Critical Accounting Policies and Estimates

During the three and six months ended June 30, 2024, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

Videotron Patent Infringement Litigation

On June 23, 2017, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) and Adeia Media Solutions Inc. (formerly known as TiVo Solutions Inc.) (together, “Adeia Media”) filed a patent infringement complaint against Videotron Ltd. and Videotron G.P. (together, “Videotron”) in Toronto, Canada, alleging infringement of six patents (“Videotron 1”). On June 10, 2022, the Federal Court of Canada issued its decision in the case finding in favor of Videotron and its legacy “illico” platform. Specifically, the Court found invalid each of the asserted claims related to the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, we paid $2.5 million for expense reimbursement in the fourth quarter of 2022. On September 12, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On January 30, 2023, Adeia Media filed its opening memorandum of fact and law. Videotron filed its memorandum of fact and law on April 17, 2023. On November 28, 2023, the Federal Court of Appeal of Canada held a hearing on the appeal and took the matter under reserve. On August 6, 2024, the Federal Court of Appeal of Canada issued a judgment in the appeal in which it dismissed the appeal.

On May 21, 2021, Adeia Media filed a patent infringement complaint against Videotron in Toronto, Canada, alleging infringement of four patents (“Videotron 2”). On July 21, 2021, the Federal Court of Canada held a case management conference in Videotron 2, shortly before which Videotron filed a motion to strike various portions of the statement of claim. On March 22, 2022, the Court issued an order on Videotron’s motion to strike, dismissing the motion in its entirety. On April 1, 2022, Videotron filed an appeal of the Court’s order dismissing Videotron’s motion to strike. On June 30, 2022, the Court of Appeal issued its decision in Videotron’s appeal in which it ruled in Adeia Media’s favor and dismissed Videotron’s appeal. The trial is scheduled to start on January 20, 2025.

Bell and Telus Patent Infringement Litigation

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, “Bell”) in Toronto, Canada, alleging infringement of six patents (“Bell 1”). On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, “Telus”) in Toronto, Canada, alleging infringement of the same six patents (“Telus 1”). Bell 1 and Telus 1 were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its decision in the two cases finding in favor of Bell and Telus and their respective IPTV services,

Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, we paid $2.8 million for expense reimbursement in the second quarter of 2023. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On June 2, 2023, Adeia Media filed its opening memorandum of fact and law. Bell and Telus filed a combined memorandum of fact and law on August 18, 2023. On November 29, 2023, the Federal Court of Appeal of Canada held a hearing on the appeal and took the matter under reserve. On August 6, 2024, the Federal Court of Appeal of Canada issued a judgment in the appeal in which it dismissed the appeal.

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

X Corp. (f.k.a. Twitter) Litigation

On August 7, 2023, Adeia Media LLC (“Adeia Media”) filed a complaint against X Corporation (“X Corp.”) in California Superior Court for Santa Clara County alleging breach of contract by X Corp. for failure to pay royalties owed to Adeia Media under the patent license agreement between the parties. On October 2, 2023, X Corp. filed its answer to the complaint, asserting a general denial of the allegations and causes of action in the complaint and asserting affirmative defenses. On July 1, 2024, Adeia filed a request for dismissal of the case with prejudice pursuant to a settlement and patent license agreement between the parties. The case was terminated on July 1, 2024.

On November 28, 2023, X Corp. filed a complaint for declaratory judgment of patent noninfringement (“DJ Complaint”) in the United States District Court for the Northern District of California against Adeia Inc., Adeia Media LLC and Adeia Guides Inc. (collectively, “Adeia Media”) alleging that it had terminated the patent license agreement between the companies and seeking a finding that it does not infringe four Adeia Media patents. On January 16, 2024, Adeia Media filed a motion to dismiss the DJ Complaint for lack of subject matter jurisdiction. On July 1, 2024, the parties filed a joint stipulation of dismissal of the DJ Complaint pursuant to a settlement and patent license agreement between the parties. The case was terminated on July 1, 2024.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and six months ended June 30, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6. Exhibits

Exhibit Number	Exhibit Title

4.1

The Registrant’s Amended and Restated 2020 Equity Incentive Plan (filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 filed with the SEC on May 9, 2024, and incorporated herein by reference)

10.1

Amendment No. 3 to Credit Agreement, dated as of May 20, 2024, among Adeia Inc., the subsidiaries of Adeia Inc. party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (including Conformed Credit Agreement giving effect to Amendments) (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2024, and incorporated herein by reference)

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

Dated: August 7, 2024

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer