Form 10-Q
period 2024-09-30
Adeia Inc.
filed 2024-11-12
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares outstanding of the registrant’s common stock as of October 25, 2024 was 109,264,937

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$86,101	$101,397	$256,856	$301,921
Operating expenses:
Research and development	14,825	13,768	43,549	39,895
Selling, general and administrative	26,903	21,921	75,549	71,177
Amortization expense	13,600	23,386	56,787	70,725
Litigation expense	2,652	2,205	9,844	7,161
Total operating expenses	57,980	61,280	185,729	188,958
Operating income	28,121	40,117	71,127	112,963
Interest expense	(12,758)	(15,659)	(40,229)	(47,137)
Other income and expense, net	1,431	1,486	4,259	4,723
Loss on debt extinguishment	—	—	(453)	—
Income before income taxes	16,794	25,944	34,704	70,549
Provision for (benefit from) income taxes	(2,520)	1,712	6,109	15,877
Net income	$19,314	$24,232	$28,595	$54,672
Net income per share:
Basic	$0.18	$0.23	$0.26	$0.51
Diluted	$0.17	$0.21	$0.25	$0.48
Weighted average number of shares used in per share calculations
Basic	109,035	106,902	108,491	106,322
Diluted	113,124	112,929	112,881	112,765

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$19,314	$24,232	$28,595	$54,672
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	—	—	—	9
Net unrealized gain (losses) on available-for-sale debt securities	247	12	159	(27)
Other comprehensive income (loss), net of tax	247	12	159	(18)
Total comprehensive income	$19,561	$24,244	$28,754	$54,654

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$60,698	$54,560
Marketable securities	28,486	29,012
Accounts receivable, net of allowance for credit losses of $713 and $1,463, respectively	43,948	39,651
Unbilled contracts receivable, net	101,593	74,919
Other current assets	9,985	7,700
Total current assets	244,710	205,842
Long-term unbilled contracts receivable	62,880	73,843
Property and equipment, net	6,473	6,971
Operating lease right-of-use assets	8,817	9,484
Intangible assets, net	297,361	347,172
Goodwill	313,660	313,660
Long-term income tax receivable	120,391	120,338
Other long-term assets	28,873	28,246
Total assets	$1,083,165	$1,105,556
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,717	$9,623
Accrued legal fees	2,236	1,796
Accrued liabilities	16,237	17,342
Current portion of long-term debt	24,732	66,145
Deferred revenue	20,576	7,132
Total current liabilities	71,498	102,038
Deferred revenue, less current portion	24,474	17,672
Long-term debt, net	499,692	519,550
Noncurrent operating lease liabilities	9,180	9,730
Long-term income tax payable	82,422	81,834
Other long-term liabilities	17,684	18,110
Total liabilities	704,950	748,934
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; (2024: authorized 15,000 shares; 2023: authorized 15,000 shares and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2024: authorized 350,000 shares, issued 123,538 shares, outstanding 109,193 shares; 2023: authorized 350,000 shares, issued 120,730 shares, outstanding 107,384 shares)	124	121
Additional paid-in capital	639,727	635,331
Treasury stock at cost (2024: 14,345 shares; 2023: 13,346 shares)	(234,057)	(222,497)
Accumulated other comprehensive loss	151	(8)
Accumulated deficit	(27,730)	(56,325)
Total stockholders’ equity	378,215	356,622
Total liabilities and equity	$1,083,165	$1,105,556

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$28,595	$54,672
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,536	1,151
Amortization of intangible assets	56,787	70,725
Stock-based compensation expense	19,156	13,070
Deferred income taxes	(1,818)	2
Loss on debt extinguishment	453	—
Amortization of debt issuance costs	2,429	3,251
Other	(1,421)	107
Changes in operating assets and liabilities:
Accounts receivable	(3,547)	13,728
Unbilled contracts receivable	(15,711)	(34,415)
Other assets	(481)	9,993
Accounts payable	(170)	265
Accrued and other liabilities	(1,053)	(14,515)
Deferred revenue	20,246	(4,719)
Net cash from operating activities	105,001	113,315
Cash flows from investing activities:
Purchases of property and equipment	(1,274)	(1,936)
Purchases of intangible assets	(8,476)	(95)
Purchases of short-term investments	(25,094)	(33,598)
Proceeds from maturities of investments	26,450	3,800
Net cash from investing activities	(8,394)	(31,829)
Cash flows from financing activities:
Dividends paid	(16,303)	(15,979)
Repayment of debt	(64,153)	(118,875)
Proceeds from employee stock purchase program and exercise of stock options	1,547	1,172
Repurchases of common stock for tax withholdings on equity awards	(11,560)	(10,504)
Net cash from financing activities	(90,469)	(144,186)
Net increase (decrease) in cash and cash equivalents	6,138	(62,700)
Cash and cash equivalents at beginning of period	54,560	114,555
Cash and cash equivalents at end of period	$60,698	$51,855
Supplemental disclosure of cash flow information:
Interest paid	$36,221	$43,507
Income taxes paid, net of refunds	$7,694	$3,431
Unpaid purchases of property and equipment at the end of the period	$235	$425

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

Three Months Ended September 30, 2024	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at July 1, 2024	108,854	$123	$637,752	14,138	$(231,599)	$(96)	$(47,044)	$359,136
Net income	—	—	—	—	—	—	19,314	19,314
Other comprehensive income	—	—	—	—	—	247	—	247
Cash dividends paid on common stock ($0.05 per share)	—	—	(5,450)	—	—	—	—	(5,450)
Issuance of common stock in connection with exercise of stock options	1	—	6	—	—	—	—	6
Issuance of common stock in connection with employee stock purchase plan	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of shares canceled	545	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(207)	—	—	207	(2,458)	—	—	(2,458)
Stock-based compensation expense	—	—	7,419	—	—	—	—	7,419
Balance at September 30, 2024	109,193	$124	$639,727	14,345	$(234,057)	$151	$(27,730)	$378,215

Nine Months Ended September 30, 2024	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount		Shares	Amount
Balance at January 1, 2024	107,384	$121	$635,331	13,346	$(222,497)	$(8)	$(56,325)	$356,622
Net income	—	—	—	—	—	—	28,595	28,595
Other comprehensive income	—	—	—	—	—	159	—	159
Cash dividends paid on common stock ($0.15 per share)	—	—	(16,303)	—	—	—	—	(16,303)
Issuance of common stock in connection with exercise of stock options	54	—	568	—	—	—	—	568
Issuance of common stock in connection with employee stock purchase plan	120	—	975	—	—	—	—	975
Issuance of restricted stock, net of shares canceled	2,634	4	—	—	—	—	—	4
Withholding taxes related to net share settlement of restricted awards	(999)	(1)	—	999	(11,560)	—	—	(11,561)
Stock-based compensation expense	—	—	19,156	—	—	—	—	19,156
Balance at September 30, 2024	109,193	$124	$639,727	14,345	$(234,057)	$151	$(27,730)	$378,215

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock		Additional Paid-In	Treasury Stock		Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
Three Months Ended September 30, 2023	Shares	Amount		Shares	Amount
Balance at July 1, 2023	106,606	$119	$634,954	12,989	$(218,714)	$(81)	$(93,257)	$323,021
Net income	—	—	—	—	—	—	24,232	24,232
Other comprehensive income	—	—	—	—	—	12	—	12
Cash dividends paid on common stock ($0.05 per share)	—	—	(5,343)	—	—	—	—	(5,343)
Issuance of common stock in connection with exercise of stock options	4		41					41
Issuance of restricted stock, net of shares canceled	760	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(274)	—	—	274	(3,013)	—	—	(3,013)
Stock-based compensation expense	—	—	4,874	—	—	—	—	4,874
Balance at September 30, 2023	107,096	$120	$634,526	13,263	$(221,727)	$(69)	$(69,025)	$343,825

	Total Company Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Nine Months Ended September 30, 2023	Shares	Amount		Shares	Amount
Balance at January 1, 2023	105,167	$117	$636,266	12,225	$(211,223)	$(51)	$(123,697)	$301,412
Net income	—	—	—	—	—	—	54,672	54,672
Other comprehensive loss	—	—	—	—	—	(18)	—	(18)
Cash dividends paid on common stock ($0.15 per share)	—	—	(15,979)	—	—	—	—	(15,979)
Issuance of common stock in connection with exercise of stock options	42	—	450	—	—	—	—	450
Issuance of common stock in connection with employee stock purchase plan	87	—	719	—	—	—	—	719
Issuance of restricted stock, net of shares canceled	2,838	3	—	—	—	—	—	3
Withholding taxes related to net share settlement of restricted awards	(1,038)	—	—	1,038	(10,504)	—	—	(10,504)
Stock-based compensation expense	—	—	13,070	—	—	—	—	13,070
Balance at September 30, 2023	107,096	$120	$634,526	13,263	$(221,727)	$(69)	$(69,025)	$343,825

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP consisting of more than 11,750 patents and patent applications worldwide.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2024 or any future period and the Company makes no representations related thereto.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2024, as compared to the significant accounting policies described in the Form 10-K.

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

Description of Revenue-Generating Activities

IP License Arrangements

The Company licenses (i) its media patent portfolio (“Media IP licensing”) to multichannel video programming distributors, over-the-top video service providers, consumer electronics manufacturers, social media, and other new media companies and (ii) its semiconductor technologies and associated patent portfolio (“Semiconductor IP licensing”) to memory, logic, sensors, radio frequency component, and foundry companies. The Company generally licenses its IP portfolios under three models: (i) per-unit or per-subscriber Media IP or Semiconductor IP royalty licensing, (ii) fixed-fee Media IP licensing, and (iii) fixed-fee or minimum guarantee Semiconductor IP licensing.

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

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Recurring revenue	$82,704	$83,595	$249,844	$255,078
Non-recurring revenue	3,397	17,802	7,012	46,843
Total revenue	$86,101	$101,397	$256,856	$301,921

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Media	$82,177	$95,748	$246,240	$259,027
Semiconductor	3,924	5,649	10,616	42,894
Total revenue	$86,101	$101,397	$256,856	$301,921

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2024	December 31, 2023
Unbilled contracts receivable	$101,593	$74,919
Other current assets	701	620
Long-term unbilled contracts receivable	62,880	73,843
Other long-term assets	838	1,007
Total contract assets	$166,012	$150,389

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

The allowance for credit losses at September 30, 2024 and December 31, 2023 was $0.7 million and $1.5 million, respectively and is presented as part of accounts receivable, net in the Condensed Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$1,540	$3,943	$5,248	$12,832
Performance obligations satisfied in previous periods (1)	$3,137	$16,896	$6,127	$13,143

(1) Performance obligations satisfied in previous periods consist mainly of fees associated with releases for past patent infringement, settlements of litigation during the period, and revenue from past royalties owed pursuant to expired or terminated IP license agreements. For long-term and multi-year revenue contracts, the Company recorded revenue from the releases for past infringement during the three and nine months ended September 30, 2024 and 2023 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements (in thousands).

As of September 30, 2024
Revenue from contracts with performance obligations expected to be satisfied in:
2024 (remaining 3 months)	$43,042
2025	167,877
2026	71,113
2027	57,239
2028	48,631
Thereafter	59,651
Total	$447,553

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid income taxes	$3,536	$3,752
Prepaid expenses	1,954	2,185
Prepaid insurance	1,353	1,123
Other	3,142	640
Total other current assets	$9,985	$7,700

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Equipment, furniture and other	$17,065	$17,267
Leasehold improvements	6,277	5,037
Total property and equipment	23,342	22,304
Less: accumulated depreciation and amortization	(16,869)	(15,333)
Total property and equipment, net	$6,473	$6,971

Other long-term assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Long-term deferred tax assets	$25,704	$23,885
Other assets	3,169	4,361
Total other long-term assets	$28,873	$28,246

Accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Employee compensation and benefits	$8,699	$8,378
Accrued expenses	3,750	3,601
Current portion of guarantee (1)	1,500	2,400
Current portion of operating lease liabilities	320	503
Accrued income taxes	47	325
Other	1,921	2,135
Total accrued liabilities	$16,237	$17,342

(1) Refer to “Note 14 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Long-term portion of guarantee (1)	$15,583	$16,135
Other	2,101	1,975
Total other long-term liabilities	$17,684	$18,110

(1) Refer to “Note 14 – Commitments and Contingencies” for further detail on the nature of the guarantee.

NOTE 5 – FINANCIAL INSTRUMENTS

The Company has investments in debt securities, which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, and in equity securities consisting of money market funds. The Company classifies its debt securities as available-for-sale (“AFS”), which are accounted for at fair value with credit related losses recognized as a provision for credit losses in its Consolidated Statements of Income and all non-credit related unrealized gains and losses recognized in accumulated other comprehensive income or loss on the Consolidated Balance Sheets. Under ASU 2016-01 (Topic 321), equity securities are measured at fair value with unrealized gains and losses recognized in other income and expense, net, in the Consolidated Statements of Income.

The following is a summary of marketable securities at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$3,645	$3	$—	$—	$3,648
Corporate bonds and notes	20,446	182	(2)	—	20,626
Treasury and agency notes and bills	4,704	7	-	—	4,711
Total debt securities	28,795	192	(2)	—	28,985
Money market funds	7,169	—	—	—	7,169
Total equity securities	7,169	—	—	—	7,169
Total marketable securities	$35,964	$192	$(2)	$—	$36,154
Reported in:
Cash and cash equivalents					$7,668
Marketable securities					$28,486
Total marketable securities					$36,154

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$12,421	$5	$(4)	$—	$12,422
Treasury and agency notes and bills	10,746	—	(1)	—	10,745
Corporate bonds and notes	5,813	34	(2)	—	5,845
Total debt securities	28,980	39	(7)	—	29,012
Money market funds	5,778	—	—	—	5,778
Total equity securities	5,778	—	—	—	5,778
Total marketable securities	$34,758	$39	$(7)	$—	$34,790
Reported in:
Cash and cash equivalents					$5,778
Marketable securities					$29,012
Total marketable securities					$34,790

At September 30, 2024 and December 31, 2023, the Company had $89.2 million and $83.6 million, respectively, in cash and cash equivalents and short-term investments. A portion of these amounts was held in marketable securities, as shown above. The remaining balances of $53.0 million and $48.8 million at September 30, 2024 and December 31, 2023, respectively, consisted of cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the three and nine months ended September 30, 2024 and 2023. Unrealized losses on AFS debt securities were immaterial as of September 30, 2024 and December 31, 2023. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company did not recognize a provision for credit losses related to its AFS debt securities during the three and nine months ended September 30, 2024 and 2023, respectively.

The estimated fair value of AFS debt securities by contractual maturity at September 30, 2024 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,822	$15,855
Due in one to two years	8,956	9,064
Due in two to three years	4,017	4,066
Total	$28,795	$28,985

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no transfers into or out of Level 1 or Level 2 that occurred between December 31, 2023 and September 30, 2024.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of September 30, 2024 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Commercial paper - debt securities (1)	$3,648	$—	$3,648	$—
Treasury and agency notes and bills - debt securities (1)	4,711	—	4,711	—
Corporate bonds and notes - debt securities (2)	20,626	—	20,626	—
Money market funds - equity securities (3)	7,169	7,169	—	—
Total Assets	$36,154	$7,169	$28,985	$—

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	September 30, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2021 Refinanced Term Loan B (1)	—	—	585,695	584,231
2024 Term Loan B (1)	524,424	524,424	—	—
Total long-term debt, net	$524,424	$524,424	$585,695	$584,231

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $12.7 million and $15.6 million as of September 30, 2024 and December 31, 2023, respectively. See “Note 8 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at September 30, 2024 and December 31, 2023 was $313.7 million. There were no changes to the carrying value of goodwill from January 1, through September 30, 2024. Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized during the three and nine months ended September 30, 2024 and 2023.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	September 30, 2024			December 31, 2023
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired patents / core technology	3-10	$661,336	$(363,975)	$297,361	$654,360	$(323,261)	$331,099
Customer contracts and related relationships	3-9	155,900	(155,900)	—	155,900	(139,827)	16,073
Existing technology / content database	5-10	38,681	(38,681)	—	38,681	(38,681)	—
Trademarks/trade name	4-10	1,300	(1,300)	—	1,300	(1,300)	—
Total intangible assets		$857,217	$(559,856)	$297,361	$850,241	$(503,069)	$347,172

As of September 30, 2024, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2024 (remaining 3 months)	$13,601
2025	54,397
2026	54,263
2027	53,911
2028	48,868
Thereafter	72,321
Total	$297,361

NOTE 8 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	September 30, 2024	December 31, 2023
2021 Refinanced Term Loan B	—	$601,250
2024 Term Loan B	$537,097	—
Unamortized debt discount and issuance costs	(12,673)	(15,555)
	524,424	585,695
Less: current portion, net of debt discount and issuance costs	(24,732)	(66,145)
Total long-term debt, net of current portion	$499,692	$519,550

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

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Separation did not require the Company to obtain any waivers under the 2020 Credit Agreement, and the Company completed the Separation in compliance with all of the covenants contained in the 2020 Credit Agreement. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order access an annual basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements as of September 30, 2024. The 2020 Credit Agreement, as amended, also requires the Company to continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity.

Interest Expense and Expected Principal Payments

At September 30, 2024, the Company had $537.1 million in total debt outstanding. There were also $12.7 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the 2024 Term Loan B as of September 30, 2024, including the amortization of debt discount and issuance costs, was 9.2% and interest is payable monthly. Interest expense was $12.5 million and $39.6 million for the three and nine months ended September 30, 2024, respectively. Interest expense was $15.5 million and $46.8 million for the three and nine months ended September 30, 2023, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $0.9 million and $2.4 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $3.3 million for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2024 (remaining 3 months)	$7,014
2025	28,056
2026	28,056
2027	28,057
2028	445,914
Total	$537,097

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$19,314	$24,232	$28,595	$54,672

Denominator:
Weighted average shares of common stock outstanding	109,035	106,902	108,491	106,322
Add: Effect of dilutive securities associated with options	—	1	2	—
Add: Effect of dilutive securities associated with restricted stock awards and units	4,086	6,025	4,383	6,442
Add: Effect of dilutive securities associated with employee stock purchase program	3	1	5	1
Weighted average common shares - dilutive	113,124	112,929	112,881	112,765

Basic net income per share	$0.18	$0.23	$0.26	$0.51

Diluted net income per share	$0.17	$0.21	$0.25	$0.48

Anti-dilutive employee stock-based awards, excluded	632	665	736	591

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

At the Company’s 2024 Annual Stockholders Meeting on May 9, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 EIP, which provided for (i) an increase of the number of shares reserved for issuance by 8,900,000 (from an initial share reserve of 16,800,000 under the prior 2020 EIP to 25,700,000 under the amended and restated 2020 EIP) and (ii) the removal of the “fungible share ratio” for future awards, such that all equity awards granted on or after May 9, 2024 will count on a one-to-one basis against the number of shares authorized for issuance under the 2020 EIP (whereas each share granted pursuant to “full value”

awards (i.e. stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) prior to May 9, 2024 are counted against shares available for issuance on a 1.5 to 1 ratio). As of September 30, 2024, there were approximately 8.1 million shares reserved for future grants under the 2020 EIP.

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

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2023	213	$14.26
Options granted	—	$—
Options exercised	(53)	$10.62
Options canceled / forfeited / expired	(27)	$12.39
Balance at September 30, 2024	133	$16.06
Vested and exercisable at September 30, 2024	133	$16.06

Restricted Stock Awards

Information with respect to outstanding restricted stock units (including both time-based vesting and performance-based vesting) as of September 30, 2024 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2023	7,591	1,781	9,372	$10.44
Awards granted	2,196	945	3,141	$12.03
Awards vested / earned	(2,634)	—	(2,634)	$9.76
Awards canceled / forfeited	(586)	(479)	(1,065)	$12.95
Balance at September 30, 2024	6,567	2,247	8,814	$10.92

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

At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company’s stockholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance. As of September 30, 2024, there were approximately 5.2 million shares reserved for grant under the Company’s 2020 ESPP.

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

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s board of directors (the “Board”). During the periods ended September 30, 2024 and 2023, quarterly dividends declared were $0.05 per common share, respectively. The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board considers relevant.

Stock Repurchase Programs

On June 12, 2020 the Board authorized a new stock repurchase program providing for the repurchase of up to $150.0 million of the Company’s Common Stock dependent on market conditions, share prices and other factors. On April 22, 2021, the Board authorized an additional $100.0 million of purchases under the existing stock repurchase plan.

There were no shares repurchased during the three and nine months ended September 30, 2024. As of September 30, 2024, the Company had repurchased a total of approximately 10.0 million shares of common stock, since inception of the plan, at an average price of $17.24 per share for a total cost of $172.2 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of September 30, 2024, the total remaining amount available for repurchase under this plan was $77.8 million. The Company may execute authorized repurchases from time to time under the plan.

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

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$1,126	$767	3,028	2,097
Selling, general and administrative	6,293	4,107	16,128	10,973
Total stock-based compensation expense	$7,419	$4,874	$19,156	$13,070

There were no options granted during the three and nine months ended September 30, 2024 and 2023.

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. The following assumptions were used to value the restricted stock units subject to market conditions granted during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Expected life (years)	3.0	3.0
Risk-free interest rate	4.5%	3.6% - 4.5%
Dividend yield	1.8%	1.9% - 2.3%
Expected volatility	57.0%	63.3% - 68.5%

Grants under the 2020 ESPP occur in June and December, as discussed in “Note 10 – Stockholders’ Equity”. The following assumptions were used to value the shares for these grants during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Expected life (years)	2.0	2.0
Risk-free interest rate	4.8%	4.3%
Dividend yield	1.7%	2.0%
Expected volatility	57.0%	63.5%

NOTE 12 – INCOME TAXES

The Company’s income tax provision and effective tax rate for interim periods are based on its estimated annual effective tax rate adjusted for discrete items during the period. For the three and nine months ended September 30, 2024, the Company recorded income tax benefit of $(2.5) million and expense of $6.1 million, respectively. For the three and nine months ended September 30, 2023, the Company recorded income tax expense of $1.7 million and $15.9 million, respectively. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to unrealized foreign exchange gain or loss on prior year South Korea withholding tax refund claims. The decrease in income tax expense for the nine months ended September 30, 2024, as compared to the same period in the prior year was primarily due to certain unrealized foreign exchange benefits associated with South Korea withholding tax refund claims.

NOTE 13 – LEASES

The Company leases office and research facilities and office equipment under operating leases which expire through 2032. The Company’s leases have remaining lease terms of less than one year to eight years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next five years or less. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component.

As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed lease cost	$512	$561	$1,535	1,671
Variable lease cost	207	171	689	468
Total operating lease cost	$719	$732	$2,224	$2,139

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$502	$611

	September 30, 2024	December 31, 2023
Weighted-average remaining lease term (years):
Operating leases	7.72	8.35
Weighted-average discount rate:
Operating leases	8.6%	8.5%

Future minimum lease payments and related lease liabilities as of September 30, 2024 were as follows (in thousands):

Operating Lease Payments (1)
2024 (remaining 3 months)	$502
2025	87
2026	1,709
2027	2,132
2028	1,887
Thereafter	7,772
Total lease payments	14,089
Less: imputed interest	(4,589)
Present value of lease liabilities:	$9,500

Less: current obligations under leases (accrued liabilities)	320
Noncurrent operating lease liabilities	$9,180

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of September 30, 2024, the Company’s total future unconditional purchase obligations were approximately $6.0 million, including $1.6 million due in the remainder of 2024, $2.3 million due in 2025 and $2.1 million due thereafter.

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

As of September 30, 2024 and December 31, 2023, the balance of the guarantee liability was $17.1 million and 18.5 million, respectively.

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

On January 19, 2018, Adeia Media filed a patent infringement complaint against Bell Canada (and four of its affiliates) (collectively, “Bell”) in Toronto, Canada, alleging infringement of six patents. On February 2, 2018, Adeia Media filed a patent infringement complaint against Telus Corporation (and two of its affiliates) (collectively, “Telus”) in Toronto, Canada, alleging infringement of the same six patents. Bell 1 and Telus 1 (each as defined herein) were heard together for purposes of pre-trial and trial proceedings. On October 7, 2022, the Federal Court of Canada issued its decision in the two cases finding in favor of Bell and Telus and their respective IPTV services, Bell Fibe TV and Telus Optik TV. Specifically, the Court found invalid each of the asserted claims of the four remaining patents involved in the case. In Canada, the prevailing party in patent litigation is entitled to reimbursement of certain of its costs and expenses. Accordingly, the Company paid $2.8 million for expense reimbursement in the second quarter of 2023. On November 7, 2022, Adeia Media filed a notice of appeal with the Federal Court of Appeal of Canada appealing the decision of the Federal Court of Canada. On June 2, 2023, Adeia Media filed its opening memorandum of fact and law. Bell and Telus filed a combined memorandum of fact and law on August 18, 2023. On November 29, 2023, the Federal Court of Appeal of Canada held a hearing on the appeal and took the matter under reserve. On August 6, 2024, the Federal Court of Appeal of Canada issued a judgment in the appeal in which it dismissed the appeal.

The Company is unable to predict the final outcome of other lawsuits, including other patent infringement lawsuits, to which it is a party and therefore cannot determine the likelihood of loss nor estimate a range of possible losses. An adverse decision in any of these proceedings could significantly harm the Company's business and consolidated financial position, results of operations or cash flows.

The Company and its subsidiaries are involved in litigation matters and claims in the normal course of business. In the past, the Company and its subsidiaries have litigated to enforce their respective patents and other intellectual property rights, to enforce the terms of license agreements, to protect trade secrets, and to defend the Company’s patents against claims of invalidity. The Company expects it or its subsidiaries will be involved in similar legal proceedings in the future, including proceedings regarding infringement of its patents, and proceedings to ensure proper and full payment of royalties by licensees under the terms of its license agreements.

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

A portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a portion of total revenue in future periods. The table below lists the geographic revenue for the periods indicated (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
U.S.	$68,304	79%	$74,495	74%	$208,351	81%	$225,560	75%
Asia	12,314	14	21,434	21	32,154	12	57,416	19
Canada	3,206	4	3,244	3	9,779	4	11,487	4
Europe and Middle East	1,809	2	1,773	2	5,198	2	6,156	2
Other	468	1	451	—	1,374	1	1,302	—
	$86,101	100%	$101,397	100%	$256,856	100%	$301,921	100%

For the three months ended September 30, 2024 and 2023, there were two and four customers, respectively, that each accounted for 10% or more of total revenue. For the nine months ended September 30, 2024 and 2023, there were two and two customers, respectively, that each accounted for 10% or more of total revenue.

The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Customer A	20.0%	17.0%	20.1%	17.1%
Customer B	11.2%	10.5%	11.6%	10.9%
Customer C	*	10.7%	*	*
Customer D	*	16.6%	*	*

* denotes less than 10% of total revenue.

As of September 30, 2024, the Company had two customers representing 41% and 35% of aggregate accounts receivable, respectively. At December 31, 2023, the Company had two customers representing 42% and 28% of aggregate accounts receivable, respectively.

As of September 30, 2024 and December 31, 2023, property and equipment, net, was all located in the U.S.

NOTE 16 – SUBSEQUENT EVENTS

Declaration of Cash Dividends

On October 23, 2024, the Board declared a cash dividend of $0.05 per share of common stock, payable on December 18, 2024 to the stockholders of record at the close of business on November 27, 2024.

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

Business Overview

Adeia Inc. (formerly known as Xperi Holding Corporation) (“Adeia”, “we”) is a leading IP licensing platform in the consumer and entertainment space, with a diverse portfolio of media and semiconductor intellectual property and more than 11,750 patents and patent applications worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Through our IP licensing business, we help enable extraordinary experiences at home and on the go for millions of consumers around the world, with IP that helps elevate content and improves how audiences connect with it in a way that is more intelligent, immersive and personal. Through providing the IP that helps to power smart devices, entertainment experiences and more, we have created a unified ecosystem that reaches highly-engaged consumers and uncovered new business opportunities.

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

Headquartered in Silicon Valley with more than 35 years of operating experience, we have approximately 144 employees, with substantially all of our employees located in the U.S.

Macroeconomic Conditions

Macroeconomic conditions due to inflation, geopolitical instability and global health events may have an adverse impact on our business. For example, such conditions may continue to cause volatility in the markets we serve, particularly the broad consumer electronics market. Impacts from adverse macroeconomic conditions may negatively impact our financial condition and results of operations, which could result in an impairment of our long-lived assets, including goodwill, and increased credit losses.

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

Financial Highlights

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the three and nine months ended September 30, 2024, as compared to the same periods in 2023:

Three months ended September 30, 2024:

•
Revenue decreased by $15.3 million, or 15.1%, from $101.4 million in 2023 to $86.1 million in 2024.
•
Recurring revenues decreased by $0.9 million, or 1.1% from $83.6 million in 2023 to $82.7 million in 2024.
•
Non-recurring revenues decreased by $14.4 million, or 80.9% from $17.8 million in 2023 to $3.4 million in 2024.
•
Cash provided by operating activities decreased by $6.9 million, or 32.6% from $21.2 million in 2023 to $14.3 million in 2024.
•
Made $12.0 million in principal payments on our term loan, bringing the outstanding balance to $537.1 million as of September 30, 2024.

Nine months ended September 30, 2024:

•
Revenue decreased by $45.1 million, or 14.9%, from $301.9 million in 2023 to $256.9 million in 2024.
•
Recurring revenues decreased by $5.2 million, or 2.1% from $255.1 million in 2023 to $249.8 million in 2024.
•
Non-recurring revenues decreased by $39.8 million, or 85.0% from $46.8 million in 2023 to $7.0 million in 2024.
•
Cash provided by operating activities decreased by $8.3 million, or 7.3%, from $113.3 million in 2023 to $105.0 million in 2024.
•
Repriced our term loan which lowered our interest rate by 61 basis points and made $64.2 million in principal payments, bringing the outstanding balance to $537.1 million as of September 30, 2024.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our intellectual property (“IP”) rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	100%	100%	100%	100%
Operating expenses:
Research and development	17	14	17	13
Selling, general and administrative	31	22	29	24
Amortization expense	16	23	22	23
Litigation expense	3	2	4	2
Total operating expenses	67	61	72	62
Operating income	33	39	28	38
Interest expense	(15)	(15)	(16)	(16)
Other income and expense, net	2	2	2	2
Loss on debt extinguishment	—	—	—	—
Income before income taxes	20	26	14	24
Provision for (benefit from) income taxes	(3)	2	2	5
Net income	23%	24%	12%	19%

The following table sets forth our revenue for the three and nine months ended September 30, 2024 and 2023 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Decrease	% Change	2024	2023	Decrease	% Change
Revenue	$86,101	$101,397	$(15,296)	(15)%	$256,856	$301,921	$(45,065)	(15)%

The decrease in revenue during the three months ended September 30, 2024, as compared to the same period in 2023, was primarily attributable to the execution of the long-term renewal of a license agreement with Samsung, revenue from the settlement of litigation and revenue from updated royalty audit recovery from an existing customer relating to prior periods, each of which occurred in the third quarter of 2023.

Recurring revenues decreased slightly to $82.7 million during the three months ended September 30, 2024 from $83.6 million in the same period in 2023.

Non-recurring revenues for the three months ended September 30, 2024 and 2023 were $3.4 million and $17.8 million, respectively. The decrease of $14.4 million was primarily attributable to the recognition of revenue from periods prior to the execution of the long-term renewal of a license agreement with Samsung, revenue from the settlement of litigation and revenue from updated royalty audit recovery from an existing customer relating to prior periods, each of which occurred in the third quarter of 2023.

The decrease in revenue during the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily attributable to the execution of two long-term license agreements with Kioxia and Western Digital in the first quarter of 2023, recognition of revenue from periods prior to the execution of the long-term renewal of a license agreement with Samsung in the third quarter of 2023, and a decline in royalty revenue from certain Pay-TV customers, partially offset by a multi-year agreement with X Corp. for access to our media portfolio that occurred in the second quarter of 2024.

Recurring revenue for the nine months ended September 30, 2024 and 2023 were $249.8 million and $255.1 million, respectively. The decrease of $5.2 million was primarily attributable to a decrease in royalty revenue from certain Pay-TV customers.

Non-recurring revenues for the nine months ended September 30, 2024 and 2023 were $7.0 million and $46.8 million, respectively. The decrease of $39.8 million was primarily attributable to the execution of long-term license agreements with Kioxia and Western Digital in the first quarter of 2023 and revenue from periods prior to the execution of the long-term renewal of a license agreement with Samsung in the third quarter of 2023, partially offset by a settlement agreement and multi-year renewal with X Corp. for access to our media portfolio that occurred in the second quarter of 2024.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Increase	% Change	2024	2023	Increase	% Change
Research and development	$14,825	$13,768	$1,057	8%	$43,549	$39,895	$3,654	9%

The increase in R&D expense during the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in patent prosecution, patent portfolio development costs and an increase in personnel related costs as a result of increased headcount.

The increase in R&D expense during the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in personnel costs as a result of increased headcount and an increase in patent portfolio development costs, partially offset by a decrease in professional services costs.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Increase	% Change	2024	2023	Increase	% Change
Selling, general and administrative	$26,903	$21,921	$4,982	23%	$75,549	$71,177	$4,372	6%

The increase in SG&A expense during the three months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in personnel related costs as a result of increased headcount and an increase in professional services costs.

The increase in SG&A expense during the nine months ended September 30, 2024, as compared to the same period in 2023, was primarily due to an increase in personnel related costs as a result of increased headcount, an increase in professional services costs, an increase in certain administrative costs associated with the repricing of our credit facility in the second quarter of 2024, partially offset by decreases in separation costs that were incurred in 2023 but did not recur in 2024, lower insurance costs and recovery of certain bad debt expenses.

Amortization Expense (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Decrease	% Change	2024	2023	Decrease	% Change
Amortization expense	$13,600	$23,386	$(9,786)	(42)%	$56,787	$70,725	$(13,938)	(20)%

The decrease in amortization expense during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to certain intangible assets becoming fully amortized during 2024. The decrease was partially offset by an increase in amortization expense as a result of patents acquired in 2024.

Litigation Expense (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Increase	% Change	2024	2023	Increase	% Change
Litigation expense	$2,652	$2,205	$447	20%	$9,844	$7,161	$2,683	37%

The increase in litigation expense during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to increased activity in current litigation matters.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

Interest Expense (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Decrease	% Change	2024	2023	Decrease	% Change
Interest expense	$12,758	$15,659	$(2,901)	(19)%	$40,229	$47,137	$(6,908)	(15)%

The decrease in interest expense during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to lower debt balance and lower interest rates on our variable interest rate debt due to the repricing of our Term Loan B during the second quarter of 2024.

We anticipate interest expense will continue to decrease in 2024, when compared to 2023, as a result of a full year of a lower debt balance, the reduction of the interest rate margin benefited from the repricing of our Term Loan B during the second quarter of 2024, and the Federal Reserve interest rate cut during the third quarter of 2024.

Other Income and Expense, Net (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Decrease	% Change	2024	2023	Decrease	% Change
Other income and expense, net	$1,431	$1,486	$(55)	(4)%	$4,259	$4,723	$(464)	(10)%

The decrease in other income and expense, net during the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to a decrease in interest income from significant financing components from certain revenue contracts.

Loss on Debt Extinguishment

During the nine months ended September 30, 2024, we recognized $0.5 million associated with the repricing of our Term Loan B and there were no such costs in 2023. Refer to discussion below for further detail on the repricing of our Term Loan B.

Provision for Income Taxes

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024	2023	Decrease	% Change	2024	2023	Decrease	% Change
Provision for (benefit from) income taxes	$(2,520)	$1,712	$(4,232)	(247)%	$6,109	$15,877	$(9,768)	(62)%

Our income tax provision for interim periods is based on the estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended September 30, 2024, we recorded income tax benefit of $2.5 million on pretax income of $16.8 million, and for the nine months ended September 30, 2024, we recorded an income tax expense of $6.1 million on pretax income of $34.7 million, which resulted in effective tax rates of (14.9)% and 17.6%, respectively, for the three and nine months ended September 30, 2024. The decrease in income tax expense for the three months ended September 30, 2024, as compared to the same period in the prior year was primarily due to certain unrealized foreign exchange benefits associated with South Korea withholding tax refund claims. The decrease in income tax expense for the nine months ended September 30, 2024, as compared to the same period in the prior year was primarily due to certain unrealized foreign exchange benefits associated with South Korea withholding tax refund claims.

For the three months ended September 30, 2023, we recorded an income tax expense of $1.7 million on pretax income of $25.9 million, and for nine months ended September 30, 2023, we recorded an income tax expense of $15.9 million on pretax income of $70.5 million, which resulted in effective tax rates of 6.6% and 22.5%, respectively, for the three and nine months ended September 30, 2023.

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

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents for the nine months ended September 30, 2024 and 2023.

	As of
(in thousands)	September 30, 2024	December 31, 2023
Cash and cash equivalents	$60,698	$54,560
Marketable securities	28,486	29,012
Total cash, cash equivalents and marketable securities	$89,184	$83,572

	Nine Months Ended September 30,
	2024	2023
Net cash from operating activities	$105,001	$113,315
Net cash from investing activities	$(8,394)	$(31,829)
Net cash from financing activities	$(90,469)	$(144,186)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments in marketable securities. Cash, cash equivalents and marketable securities were $89.2 million at September 30, 2024, an increase of $5.6 million from $83.6 million at December 31, 2023. This increase primarily resulted from $105.0 million of cash generated from operations, and $1.5 million in proceeds from purchases through our employee stock purchase program and exercise of stock options, partially offset by $64.2 million in repayment of our long-term debt, $11.6 million in repurchases of common stock associated with tax withholdings on equity awards, $16.3 million in dividends paid, $1.3 million in purchases of property and equipment, and $8.5 million in purchases of intangible assets.

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

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023. Other than the principal payments of $64.2 million made by us under the existing Term Loan B during the nine months ended September 30, 2024, our cash requirements have not materially changed since December 31, 2023.

We expect to continue to make additional payments on our existing debt from cash generated from operations. In addition to the cash requirements outlined above, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan.

Quarterly Dividends

In September 2024, we paid quarterly cash dividends of $0.05 per share of common stock. In October 2024, our board of directors (the “Board”) authorized payment of a quarterly cash dividend of $0.05 per share, to be paid in December 2024.

Stock Repurchase Plan

On June 12, 2020, our Board terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”), which provides for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board authorized an additional $100.0 million of purchases under the Plan. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through September 30, 2024, we have repurchased an aggregate of approximately 10.0 million shares of common stock at a total cost of $172.2 million at an average price of $17.24. As of September 30, 2024, the total remaining amount available for repurchase under the Plan was $77.8 million. We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including, but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

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

Cash Flows from Operating Activities

Cash flows provided by operations were $105.0 million for the nine months ended September 30, 2024, were primarily due to our net income of $28.6 million being adjusted for non-cash items of amortization of intangible assets of $56.8 million, amortization of debt issuance costs of $2.4 million, stock-based compensation expense of $19.2 million, depreciation of property and equipment of $1.5 million and $(0.7) million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2023.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $8.4 million for the nine months ended September 30, 2024, primarily related to purchases of short-term investments of $25.1 million, purchases of property and equipment of $1.3 million, purchases of intangible assets of $8.5 million, and proceeds from maturities of investments of $26.5 million.

Net cash used in investing activities was $31.8 million for the nine months ended September 30, 2023, primarily related to purchases of short-term investments of $33.6 million, capital expenditures of $1.9 million and proceeds from maturities of investments of $3.8 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of leasehold improvements, purchases of computer hardware and software, information systems, and semiconductor production and test equipment. During the nine months ended September 30, 2024 and 2023, we spent $1.3 million and $1.9 million on capital expenditures, respectively, and we expect capital expenditures in the remainder of 2024 to be approximately $1.0 million. Our capital expenditures for intangible assets consists primarily of acquired patents. During the nine months ended September 30, 2024, we spent $8.5 million on purchases of intangible assets. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $90.5 million for the nine months ended September 30, 2024 due to $64.2 million in repayment of indebtedness, $16.3 million in dividends paid, $11.6 million in repurchases of common stock for tax withholdings on equity awards, partially offset by $1.5 million in proceeds from purchases through our employee stock purchase program and exercise of stock options.

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

On May 30, 2023, we entered into Amendment No. 3 (“Amendment No. 2”) to the 2020 Credit Agreement to replace the reference to LIBOR as the base rate with the reference to the Secured Overnight Financing Rate “SOFR” as administered by the Federal Reserve Bank of New York.

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

At September 30, 2024, $537.1 million was outstanding under the term loan B facility with an interest rate, including unamortized debt discount and issuance costs of $12.7 million. Interest is payable monthly. Under the existing loan agreement, we have future minimum principal payments for our debt of $7.0 million in the remainder of 2024, $28.1 million each year from 2025 through 2027, with the remaining principal balance of $445.9 million due in 2028. After the Separation, we own the debt under the term loan B facility. Additionally, we paid $29.1 million during the nine months ended September 30, 2024, based on certain leverage ratios and our excess cash flow generated for the year ended December 31, 2023. We are obligated to continue to pay a portion of excess cash flows on an annual basis. The term loan B facility contains customary covenants, and as of September 30, 2024, we were in full compliance with such covenants. The 2020 Credit Agreement, as amended, also requires that we continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity.

Critical Accounting Policies and Estimates

During the three and nine months ended September 30, 2024, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce our patents and other intellectual property rights (“IP”), to enforce the terms of license agreements, to protect trade secrets and to defend our patents against claims of invalidity. We expect to continue to be involved in similar legal proceedings in the future, including proceedings regarding infringement of our patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of our license agreements.

We cannot predict the outcome of any of the proceedings described below, other than to the extent such proceedings have concluded. An adverse decision in any of these proceedings could significantly harm our business and our consolidated financial position, results of operations, and cash flows.

Patent Infringement Litigation

In the ordinary course of our business, we engage in litigation to protect our IP from infringement. While litigation is never our preference, and we prefer to reach mutually agreeable commercial licensing arrangements with third parties, it is sometimes a necessary step to effectively protect our investment in our IP. As a result of these lawsuits, defendants have often filed Inter Partes Review (“IPR”) petitions with the U.S. Patent Office’s Patent Trial and Appeal Board (and other similar post-grant proceedings outside of the U.S.) seeking to invalidate one or more of our patents. We are currently engaged in multiple lawsuits with several third parties.

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

Shaw Breach of Contract Litigation

On October 2, 2023, Adeia Guides Inc., Adeia Media Solutions Inc., and Adeia Media Holdings LLC (collectively, “Adeia Media”) filed a complaint against Shaw Cablesystems G.P. and Shaw Satellite G.P. (together “Shaw”) in the United States District Court for the Southern District of New York, alleging breach of contract by Shaw for failure to pay royalties owed to Adeia Media under the license agreement between the parties. On October 8, 2024, Shaw filed a motion to dismiss the complaint. On October 29, 2024, Adeia filed its response. Shaw’s motion to dismiss reply brief is due on November 12, 2024. The trial date has not been set.

Disney Patent Infringement Litigation

On November 7, 2024, Adeia Technologies, Inc., Adeia Guides Inc., and Adeia Media Holdings LLC filed a complaint against The Walt Disney Company, Disney Media and Entertainment Distribution LLC, Disney DTC LLC, Disney Streaming Services LLC, Disney Entertainment & Sports LLC, Disney Platform Distribution, Inc., BAMTech, LLC, Hulu, LLC, and ESPN, Inc. in the United States District Court for the District of Delaware, alleging infringement of six patents.

On November 7, 2024, Adeia Solutions LLC (“Adeia Solutions”) filed a complaint against The Walt Disney Company Benelux (BV), Disney Interactive Studios, Inc., and The Walt Disney Company Limited (collectively, “Disney Europe Defendants”) in the Regional Court of Munich, Germany, alleging infringement of one patent.

On November 7, 2024, Adeia Guides Inc. (“Adeia Guides”) filed a complaint against the Disney Europe Defendants in the Unified Patent Court (“UPC”) Munich Local Division, Germany, alleging infringement of one patent.

On November 7, 2024, Adeia Guides filed a complaint against the Disney Europe Defendants in the UPC The Hague Local Division, The Netherlands, alleging infringement of one patent.

On November 11, 2024, Adeia Guides filed a complaint against The Walt Disney Company (Brasil) LTDA in Rio de Janeiro State Court, Brazil, alleging infringement of four patents.

No case schedule has been set yet.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2023, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and nine months ended September 30, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

Dated: November 12, 2024

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer