Form 10-K
period 2024-12-31
Adeia Inc.
filed 2025-02-19
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2024 was approximately $722,283,679 (based on the closing sale price of the registrant’s common stock as reported on The Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 7, 2025 was 107,508,991.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2024 fiscal year and are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

ADEIA INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2024

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on information available to the Company as of the date hereof, as well as the Company’s current expectations, assumptions, estimates and projections that involve risks and uncertainties. In this context, forward-looking statements often address expected future business, financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “see,” “will,” “may,” “would,” “might,” “potentially,” “estimate,” “continue,” “target,” similar expressions or the negatives of these words or other comparable terminology that convey uncertainty of future events or outcomes. All forward-looking statements by their nature address matters that involve risks and uncertainties, many of which are beyond the Company’s control, and are not guarantees of future results. Forward-looking statements are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements and caution must be exercised in relying on forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to: the Company’s ability to implement its business strategy; the Company’s ability to enter into new and renewal license agreements with customers on favorable terms; the Company’s ability to retain and hire key personnel; uncertainty as to the long-term value of the Company’s common stock; legislative, regulatory and economic developments affecting the Company’s business; general economic and market developments and conditions; the Company’s ability to grow and expand its patent portfolios; changes in technology and development of new technology in the industries in which the Company operates; the evolving legal, regulatory and tax regimes under which the Company operates; unforeseen liabilities and expenses; risks associated with the Company’s indebtedness; the Company’s ability to achieve the intended benefits of, and its ability to recognize the tax treatment of, the spin-off of its product business; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, natural disasters and global health pandemics, each of which may have an adverse impact on the Company’s business, results of operations, and financial condition.

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

Overview

We (the “Company,” “Adeia,” “we,” “our,” and “us”) are a technology company and an innovation incubator. We have spent decades investing in advanced research and development to create market-leading technologies for the entertainment, media, consumer electronics, and semiconductor industries. Our innovative solutions support practically every aspect of consumers’ day-to-day interaction with media, consumer electronics and entertainment, enabling our customers to build customized, next-generation solutions for users around the globe. Our commitment to and investment in innovation has resulted in a leading intellectual property (“IP”) licensing platform in these industries, with a diverse portfolio of media and semiconductor IP. In order to serve an increasingly connected world, we invent, develop, acquire and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment and technology across a variety of platforms.

Ideas are at the heart of our business and are embedded in our name, which means “to license” in Greek. Licensing these ideas is how we go to market – by making our ideas broadly available to the media and semiconductor industries. Our innovations address one of the biggest consumer trends in entertainment today – the massive proliferation of entertainment content and the rapidly changing habits of how consumers are finding, engaging with and enjoying entertainment and evolving technology, such as AI.

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

We have a long history of innovation across a diverse set of applications and technologies and have grown an IP portfolio of approximately 12,250 media and semiconductor patent assets, which are specifically designed to meet the evolving needs of businesses and consumers. Our media portfolio covers fundamental aspects of the entertainment experience across platforms, including how users search, save, stream, discover, consume, personalize and interact with content. Many of our media solutions have become ubiquitous across the industry and are being incorporated into emerging solutions that span new and adjacent markets. Our semiconductor portfolio is comprised of patents and technology know-how that enable the new era in semiconductors, including the next generation of logic and memory semiconductors that are powering the increasing demand for generative artificial intelligence applications. Our semiconductor portfolio generally covers three fundamental technology areas, hybrid bonding (or Direct Bond Interconnect (DBI)), advanced processing nodes, and advanced packaging solutions. Specifically, our portfolio enables us to address the semiconductor market demands of higher bandwidth, improved compute performance and cost management in heterogeneous integration.

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

Our Strategy

We have adopted a proactive strategy designed to protect and extend our technology and IP. We continue to grow our patent portfolios in size and relevance through ongoing investment in internal innovation, strategic management and targeted acquisitions within our expanding addressable markets.

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

Adeia's Media Innovation

Shaping How Customers Explore, Experience, and Enhance Video

Over-the-Top
High Performance Computing/ Content Storage
Social
Interactive Programming Guide
Search & Recommendations
Ad Tech
Computer Vision
Natural Language Processing
Voice Interactivity
Facial Recognition
Multi-screen
Gaming
AR/VR

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
•
OTT Video Service Providers: includes subscription video-on-demand (“SVOD”) and free advertising-supported streaming service (FAST) providers that offer online services and devices that enable internet streaming and downloading of movies, television shows, music and other types of media content, as well as content providers, networks and media companies that provide content directly to consumers through a variety of business models. Customers have typically paid us fixed fees for specified periods of time and include some of the leading media companies and services including Amazon (including Amazon Prime), DAZN, Google (including YouTube), Starz and Peacock.
•
Consumer Electronics (“CE”) Manufacturers: includes producers of content access points such as smart televisions, streaming media devices, video game consoles, mobile devices, content storage devices and other connected media devices. Our CE licenses are typically structured as license fees based on the number of units licensed, for specified products, in defined territories. Our agreements with some of the larger CE manufacturers generally allow customers to ship an unlimited number of units, provided they pay us fixed fees for specified periods of time. Select customers include LG, Panasonic, Roku, Samsung, Sharp, TCL, and Vizio.

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

We continue to grow our business with several specific opportunities, including:

•
Greater penetration in OTT: The OTT market is currently experiencing explosive growth. For example, the leading provider of SVOD now has worldwide subscribers in excess of 200 million. While these services have significantly lower ARPUs as compared to traditional Pay-TV, the scale of the overall OTT video market continues to grow and presents an increasingly important licensing opportunity for our business. In December of 2024 we announced that Amazon signed a multi-year license agreement for access to our media portfolio. Amazon is a top five provider of OTT services and we believe represents a significant proof point that our fundamental innovations from our patent portfolios are similarly relevant to these new and widely-adopted OTT video services.
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
•
Expand into new and adjacent markets: With the proliferation of media discovery and distribution and computer vision technologies into new and adjacent markets outside of our current MVPD, OTT, and social media markets, new opportunities have emerged for us to leverage our existing IP portfolios to seek license arrangements with many new companies. Some of these new markets include companies that provide advertising technology, automotive, e-commerce, gaming, and music streaming products and services. We have begun to see traction in these adjacent markets and announced a new e-commerce deal with a leading luxury retailer in November of 2024.
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

Protecting Our Investment

We operate in an industry in which innovation, investment in new ideas and protection of our IP rights are critical for success. We protect our innovations and inventions through a variety of means, including applying for patent protection domestically and internationally. As of December 31, 2024, we held approximately 12,250 patent and patent applications worldwide, including approximately 5,400 United States issued patents and 1,870 patent applications, as well as approximately 3,725 foreign issued patents and 1,250 patent applications. The last of our currently issued patents are set to expire in May 2044. From time to time, we acquire complementary IP portfolios. Our criteria for patent acquisitions include: compatibility with our existing portfolios, the number and jurisdiction of patent assets, the technical and legal strength of the patents, the actual or likely adoption by the industry and the economic value of the inventions.

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

Human Capital Resources

The opportunities for our success and growth depend in large part on our ability to attract, develop and retain a talented and engaged workforce. In particular, we are competing for technical talent and we need to offer not only robust and attractive compensation packages but also provide broad opportunities for our employees to make an impact, grow and develop. As of December 31, 2024, we had a talent base consisting of approximately 150 full-time employees, with substantially all of our employees located in the U.S.

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

Furthermore, a small number of our customers represent a significant percentage of our revenue. For the year ended December 31, 2024, five customers represented 49.6% of aggregate revenue. Agreements with some of these customers do not require any minimum license fees. Consumer demand for our technologies can shift quickly as many of the markets in which we serve are rapidly evolving. As a result, these customers may lose subscribers, which would reduce our revenue. Accordingly, the possibility that a customer, including a customer that represents a significant portion of our revenue, may reduce or eliminate its use of our technologies, presents a risk to our business.

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

While some companies seek licenses before they commence manufacturing and/or selling products, services or solutions that use our patented inventions, most do not. Consequently, we proactively approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying users and potential users of our inventions and negotiating license agreements with companies, including those that may be reluctant to pay for licenses to our IP. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, offer for sale, import or use products and services, we have in the past commenced, and may in the future, commence legal or administrative action against the third party if they refuse to enter into a license agreement with us. For example, in November 2024, our affiliates filed complaints against The Walt Disney Company and certain of its affiliates in the United States District Court for the District of Delaware as well as in courts in Germany, The Netherlands and Brazil alleging infringement of our patents. This and other legal or administrative actions may prove costly. In addition, in connection with such legal or administrative actions to defend our IP rights and our licensing practices, we have faced, and could continue to face, counterclaims and other legal proceedings that claim that our patents are invalid, unenforceable or not infringed. Litigation adversaries have also filed against us, and other third parties may in the future file, validity challenges such as Inter Partes Review proceedings in the USPTO, which can lead to delays of our patent infringement actions as well as potential findings of invalidity. Further, in certain jurisdictions where we may pursue protections of our IP rights, if we are unsuccessful in litigation, we may be liable for the costs of defendants that receive favorable rulings. Given the nature of our business, such proceedings could have a material adverse effect on our business, financial condition, and results of operations.

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

Most of our customers sign multi-year agreements with us providing for periodic payments through the term of the agreement. As such, we are dependent upon our customers to make timely payments to provide us with our cash flows. A number of our customers may face severe financial difficulties from time to time, which may result in their inability to make payments to us in a timely manner, or at all. In addition, we have had a history of, and we may in the future experience, customers that delay or refuse to make payments owed to us under IP license or settlement agreements, which may result in us filing lawsuits to enforce our rights. For example, in October of 2023, our affiliates filed a complaint against Shaw Cablesystems G.P. and Shaw Satellite G.P. (together “Shaw”) in the United States District Court for the Southern District of New York, alleging breach of contract for failure to pay royalties under a license agreement. Such lawsuits can require us to devote significant time and resources to enforce our rights. Our customers may also merge with or may shift the manufacture of licensed products to companies that are not currently customers of our technology. This could make the collection process complex, difficult and costly, which could adversely impact our business, financial condition, results of operations and cash flows.

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

As of December 31, 2024, we had $487.1 million of total debt outstanding under our 2024 Term Loan B. Our 2024 Term Loan B is guaranteed by us and our wholly-owned material domestic subsidiaries and are secured by substantially all of our and the subsidiary guarantors’ assets.

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

As of December 31, 2024, we had $487.1 million of outstanding indebtedness that is subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At December 31, 2024, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $4.8 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate through one or more rate hikes, the increases would likely impact the borrowing rate on our outstanding indebtedness and increase our interest expense.

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

For tax years beginning on or after January 1, 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to currently deduct research and development expenses and instead requires taxpayers to capitalize and amortize them over five years for research activities performed in the United States and 15 years for research activities performed outside the United States pursuant to IRC Section 174. Although Congress is considering legislation that would repeal or defer this capitalization and amortization requirement, it is not certain that this provision will be repealed or otherwise modified. The new requirement adversely impacts our cash tax liability for 2024, although the negative cash impact is expected to decline annually over the amortization period.

Our ability to use net operating losses to offset future taxable income may be subject to limitations.

As of December 31, 2024, we had U.S. federal and state net operating losses of approximately $2.3 million and $861.2 million, respectively, on a tax return basis. A portion of the state net operating loss carryforwards will begin to expire, if not utilized, in 2025. Net operating losses that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”) and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than fifty-percent (50%) change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited.

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

At December 31, 2024, we held approximately $78.8 million in cash and cash equivalents and $31.6 million in short-term investments. Short-term investments typically include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. We may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. The financial market and monetary risks associated with our investment portfolio have had and may in the future have a material adverse effect on our financial condition, results of operations or cash flows.

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

The increased trade conflicts between the United States and its major trading partners in recent years, evidenced by trade restrictions such as tariffs, taxes, export controls, economic sanctions, foreign investment controls and enhanced policies designed to protect national security, have had and may continue to have adverse impact on our revenue if such policies continue. In particular, our business has been impacted due to increased and ongoing trade conflicts between the United States and China. Further United States government actions to protect domestic economic and security interests could lead to further restrictions or additional or increased conflicts. Moreover, growing trade conflicts and uncertainties and foreign investment controls may lead to decreased use of foreign-owned technologies in China and other countries, due to efforts by foreign governments and enterprises to find alternative sources of supply, the development of proprietary domestic technologies, and the reduction of reliance on foreign technology sources. Any such conflicts or trends could have a material adverse impact on our revenue. In addition, any failure by us to comply with these complex restrictions, or other restrictions that may be imposed in the future, in the United States or internationally, could subject us to fines and penalties, require changes to our business practices and result in reputational harm.

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

In June 2020, our Board of Directors authorized a stock repurchase program to repurchase up to $150.0 million of our outstanding shares of common stock dependent on market conditions, share price, and other factors. In April 2021 our Board of Directors authorized an additional $100.0 million of stock repurchases under this program, under which $172.2 million was utilized for stock repurchases, leaving the total authorized amount available for repurchase under the program at $77.8 million. In October 2024, our Board of Directors approved an increase of the existing share repurchase authorization up to a total of $200.0 million. As of December 31, 2024, the total amount available for repurchase under the plan was $180.0 million. The amount of repurchases under our stock repurchase program will vary depending on various factors. The timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time.

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

Our ability to use common stock for future acquisitions without triggering an ownership change for the purposes of Sections 382 and 383 of the Code will likely be limited for three-years following the Mergers. To the extent that we are unable to use our common stock to make future acquisitions, our ability to grow through acquisitions may be limited by the extent to which we are able to raise capital through debt, equity financings or operational growth.

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

Our cybersecurity risk management extends to risks associated with our use of third-party service providers. We routinely conduct risk and compliance assessments of third-party service providers that request access to our information assets. We re-assess our third-party vendors in an ongoing basis.

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

Our VP of IT meets with the audit committee quarterly to review our information technology systems and discuss key cybersecurity risks, and these matters are also presented to the board of directors annually. In addition, our chief financial officer reviews with the audit committee, at least annually, our global enterprise risk management program, which includes cybersecurity risks, and is also reported to the board of directors.

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

On May 21, 2021, Adeia Media filed a separate patent infringement complaint against Videotron in Toronto, Canada, alleging infringement of four patents (“Videotron 2”). On July 21, 2021, the Federal Court of Canada held a case management conference in Videotron 2, shortly before which Videotron filed a motion to strike various portions of the statement of claim. On March 22, 2022, the Court issued an order on Videotron’s motion to strike, dismissing the motion in its entirety. On April 1, 2022, Videotron filed an appeal of the Court’s order dismissing Videotron’s motion to strike. On June 30, 2022, the Court of Appeal issued its decision in Videotron’s appeal in which it ruled in Adeia Media’s favor and dismissed Videotron’s appeal. The trial commenced on February 3, 2025.

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

Shaw Breach of Contract Litigation

On October 2, 2023, Adeia Guides Inc., Adeia Media Solutions Inc., and Adeia Media Holdings LLC (collectively, “Adeia Media”) filed a complaint against Shaw Cablesystems G.P. and Shaw Satellite G.P. (together “Shaw”) in the United States District Court for the Southern District of New York, alleging breach of contract by Shaw for failure to pay royalties owed to Adeia Media under the license agreement between the parties. On October 8, 2024, Shaw filed a motion to dismiss the complaint. The Court has yet to rule on Shaw’s motion to dismiss. The trial date has not been set.

Disney Patent Infringement Litigation

On November 7, 2024, Adeia Technologies, Inc., Adeia Guides Inc., and Adeia Media Holdings LLC filed a complaint against The Walt Disney Company, Disney Media and Entertainment Distribution LLC, Disney DTC LLC, Disney Streaming Services LLC, Disney Entertainment & Sports LLC, Disney Platform Distribution, Inc., BAMTech, LLC, Hulu, LLC, and ESPN, Inc. (collectively, “Disney U.S. Defendants”) in the United States District Court for the District of Delaware, alleging infringement of six patents. On January 16, 2025, Disney U.S. Defendants filed a motion to dismiss two of the six asserted patents as invalid under 35 U.S.C. §101. Adeia’s opposition to the motion to dismiss was filed on February 13, 2025.

On November 7, 2024, Adeia Solutions LLC filed a complaint against The Walt Disney Company Benelux (BV), Disney Interactive Studios, Inc., and The Walt Disney Company Limited (collectively, “Disney Europe Defendants”) in the Regional Court of Munich, Germany, alleging infringement of one patent. Disney Europe Defendants’ answer to the complaint is due June 30, 2025.

On November 7, 2024, Adeia Guides Inc. (“Adeia Guides”) filed a complaint against the Disney Europe Defendants in the Unified Patent Court (“UPC”) Munich Local Division, Germany, alleging infringement of one patent. Disney Europe Defendants’ answer to the complaint is due March 11, 2025.

On November 7, 2024, Adeia Guides filed a complaint against the Disney Europe Defendants in the UPC The Hague Local Division, The Netherlands, alleging infringement of one patent. Disney Europe Defendants’ answer to the complaint is due March 5, 2025.

On November 11, 2024, Adeia Guides filed a complaint against The Walt Disney Company (Brasil) LTDA in Rio de Janeiro State Court, Brazil, alleging infringement of four patents (“Brazilian Asserted Patents”). Disney’s answer to the complaint was filed on January 27, 2025.

On January 27, 2025, The Walt Disney Company (Brasil) LTDA filed a patent invalidity lawsuit against Adeia Inc., Adeia Guides Inc. and the Brazilian Patent and Trademark Office in Rio de Janeiro Federal Court, Brazil, alleging the Brazilian Asserted Patents are invalid.

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

As of February 7, 2025, there were 107,508,991 outstanding shares of common stock held by 333 stockholders of record. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have historically returned capital to shareholders through cash dividends and stock repurchases. We anticipate that all quarterly dividends and stock repurchases will be paid out of cash, cash equivalents and short-term investments.

Stock Repurchases

The following table summarizes repurchases of our common stock during the three months ended December 31, 2024:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under our share repurchase program (1)
(in thousands, except share price)
October 1, 2024 – October 31, 2024	—	—	—	—
November 1, 2024 – November 30, 2024	—	—	—	—
December 1, 2024 – December 31, 2024	1,435	13.95	1,435	179,979
Total	1,435	$13.95	1,435	$179,979

(1) On June 12, 2020, our Board of Directors approved a new stock repurchase plan (the “Plan”) providing for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases under the Plan, under which $172.2 million was utilized for stock repurchases, leaving the total authorized amount available for repurchase under the Plan at $77.8 million. In October 2024, our Board of Directors approved an increase of the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. There is no guarantee that such repurchases under the program will enhance the value of our stock. As of December 31, 2024, the total remaining amount available for repurchase under the Plan was $180.0 million.

Stock Performance Graph

The following graph shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500 from June 2, 2020 through December 31, 2024. The graph and table assume that $100 was invested on June 2, 2020 in each of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500, and that all dividends were reinvested. The Company’s performance through September 30, 2022 has been adjusted to reflect the impact of the separation of the Company’s product business, which occurred on October 1, 2022 and is reflected in the table below as a special dividend. This graphic comparison is presented pursuant to Item 201 of Regulation S-K.

	6/2/2020	12/31/2020	12/31/2021	12/30/2022	12/31/2023	12/31/2024
Adeia Inc.	$100.00	$154.70	$139.97	$121.72	$159.08	$179.50
Nasdaq Composite	$100.00	$134.14	$162.83	$108.93	$156.23	$200.98
Russell 2000 Index	$100.00	$139.25	$158.32	$124.19	$142.93	$157.25
S&P 500	$100.00	$121.92	$154.70	$124.63	$154.82	$190.91

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

This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons of 2024 against 2023. A discussion regarding 2022 items and year-to-year comparisons of 2023 against 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Except as otherwise indicated, the year-to-year comparisons and results of operations discussed herein present the results of Adeia Inc. after giving effect to the Separation described herein. The following discussion of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes to the consolidated financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Risk Factors” in Part I, Item 1A above.

Business Overview

Adeia Inc. (formerly known as Xperi Holding Corporation) (“Adeia”, “we”) is a leading IP licensing platform in the consumer and entertainment space, with a diverse portfolio of media and semiconductor intellectual property and approximately 12,250 patents and patent applications worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Our inventions are key enabling technologies that drive how consumers interact with entertainment and devices at home and on the go around the world. Our foundational technologies help elevate content and improve how audiences connect with it in a way that is more intelligent, immersive and personal. Our innovative solutions help power smart devices, entertainment experiences and more, and have created a unified ecosystem that reaches highly-engaged consumers and uncovered new business opportunities.

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

Headquartered in Silicon Valley with more than 35 years of operating experience, we have approximately 150 employees, with substantially all of our employees located in the U.S.

Macroeconomic Conditions

Macroeconomic conditions due to inflation, geopolitical instability and global health events had in the past, and may in the future have, an adverse impact on our business. For example, such conditions may cause volatility in the markets we serve, particularly the broad consumer electronics market. Impacts from adverse macroeconomic conditions may negatively impact our financial condition and results of operations, which could result in an impairment of our long-lived assets, including goodwill, and increased credit losses.

Although a significant portion of our revenue is derived from fixed-fee and minimum-guarantee arrangements from large, well-capitalized customers, our per-unit and variable-fee based revenue will continue to be susceptible to global health concerns, outbreaks, pandemics, armed conflict, geopolitical factors, tariffs, market volatility, labor shortages, supply chain disruptions, microchip shortages, changes in demand for semiconductors and market downturns.

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

Key Metrics

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the year ended December 31, 2024, as compared to the same period in 2023:

•
Revenue decreased by $12.6 million, or 3%, from $388.8 million in 2023 to $376.2 million in 2024.
•
Recurring revenues increased by $2.8 million, or 0.8% from $338.7 million in 2023 to $341.5 million in 2024.
•
Non-recurring revenues decreased by $15.5 million, or 31% from $50.1 million in 2023 to $34.6 million in 2024.
•
Cash provided by operating activities increased by $59.7 million, or 39.1%, from $152.8 million in 2023 to $212.5 million in 2024.
•
We repriced our term loan which lowered our interest rate by 61 basis points and made $114.2 million in principal payments, bringing the outstanding balance to $487.1 million as of December 31, 2024. We subsequently completed another repricing in January 2025, further reducing our interest rate by 50 basis points.
•
We repurchased $20.0 million of our common stock in December 2024 following the decision of our Board of Directors to increase the total share repurchase authorization to $200.0 million in October of 2024.

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

	Years ended December 31,
	2024	2023
Revenue	100%	100%
Operating expenses:
Research and development	16	14
Selling, general and administrative	27	25
Amortization expense	19	24
Litigation expense	4	2
Total operating expenses	66	65
Operating income from continuing operations	34	35
Interest expense	(14)	(16)
Other income and expense, net	1	1
Loss on debt extinguishment	—	—
Income from continuing operations before income taxes	21	20
Provision for income taxes	4	3
Net income from continuing operations	17%	17%

The following table sets forth our revenue by year (in thousands, except for percentages):

	Years Ended December 31,		2024 vs. 2023
	2024	2023	Decrease	% Change
Revenue	$376,024	$388,788	$(12,764)	(3)%

The decrease in revenue during the year ended December 31, 2024, as compared to the prior year, was primarily attributable to the execution of two long-term license agreements with Kioxia and Western Digital in the first quarter of 2023, which did not recur in 2024, and declines in royalty revenue from certain Pay-TV customers, partially offset by a multi-year license agreement with Amazon for access to our media portfolio that occurred in the fourth quarter of 2024.

Recurring revenues for the years ended December 31, 2024 and 2023 were $341.5 million and $338.7 million, respectively. The increase of $2.8 million was driven primarily by the execution of new customer agreements in 2024, and the ramp-up of recurring royalty payments under existing semiconductor agreements, partially offset by declines in royalty revenue from certain Pay-TV customers.

Non-recurring revenues for the years ended December 31, 2024 and 2023 were $34.6 million and $50.1 million, respectively. The decrease of $15.5 million was primarily attributable to the execution of long-term license agreements with Kioxia and Western Digital in the first quarter of 2023 and the execution of the long-term renewal of a license agreement with Samsung in the third quarter of 2023, partially offset by a settlement agreement and multi-year renewal with X Corp. for access to our media portfolio that occurred in the second quarter of 2024 and the execution of the multi-year license agreement with Amazon in the fourth quarter of 2024.

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

	Years Ended December 31,		2024 vs. 2023
	2024	2023	Increase	% Change
Research and development	$59,598	$54,264	$5,334	10%

The increase in R&D expense during the year ended December 31, 2024, as compared to the prior year, was primarily due to an increase in personnel costs as a result of increased headcount and an increase in patent portfolio expenses, patent technical sales support expenses, partially offset by a decrease in professional services costs.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, sales commission, advertising, branding activities, stock-based compensation, professional services, facilities costs, and expenses related to our executive finance, human resource, legal, and information technology organizations.

	Years Ended December 31,		2024 vs. 2023
	2024	2023	Increase	% Change
Selling, general and administrative	$103,443	$95,226	$8,217	9%

The increase in SG&A expense during the year ended December 31, 2024, as compared to the prior year, was primarily due to an increase in personnel related costs as a result of increased headcount as we scaled our business in 2024, an increase in professional services costs, an increase in certain administrative costs associated with the repricing of our credit facility in the second quarter of 2024, partially offset by decreases in separation costs that were incurred in 2023 but did not recur in 2024 since they were one-time costs, lower insurance costs and recovery of certain bad debt expenses.

Amortization Expense

	Years Ended December 31,		2024 vs. 2023
	2024	2023	Decrease	% Change
Amortization expense	$70,721	$93,735	$(23,014)	(25)%

The decrease in amortization expense during the year ended December 31, 2024, as compared to the prior year, was primarily due to certain intangible assets becoming fully amortized during 2024. The decrease was partially offset by an increase in amortization expense as a result of patents acquired in 2024.

Litigation Expense

	Years Ended December 31,		2024 vs. 2023
	2024	2023	Increase	% Change
Litigation expense	$13,653	$9,333	$4,320	46%

The increase in litigation expense during the year ended December 31, 2024, as compared to the prior year, was primarily due to increased activity in current litigation matters. See Part I, Item 3. – Legal Proceedings for additional information regarding these matters.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part I, Item 3 – Legal Proceedings.

Interest Expense

	Years Ended December 31,		2024 vs. 2023
	2024	2023	Decrease	% Change
Interest expense	$52,539	$62,574	$(10,035)	(16)%

The decrease in interest expense during the year ended December 31, 2024, as compared to the prior year, was primarily due to lower debt balance, the reduction of the interest rate margin resulting from the repricing of our Term Loan B during the second quarter of 2024, and the Federal Reserve interest rate cut during the third quarter of 2024.

Other Income and Expense, Net

	Years Ended December 31,		2024 vs. 2023
	2024	2023	Decrease	% Change
Other income and expense, net	$5,570	$6,320	$(750)	(12)%

The decrease in other income and expense, net during the year ended December 31, 2024, as compared to the prior year, was primarily due to a decrease in interest income from significant financing components from certain revenue contracts.

Loss on Debt Extinguishment

During the year ended December 31, 2024, we recognized $0.5 million associated with the repricing of our Term Loan B and there were no such costs in 2023. Refer to discussion below for further detail on the repricing of our Term Loan B.

Provision for Income Taxes

	Years Ended December 31,		2024 vs. 2023
	2024	2023	Increase	% Change
Provision for income taxes	$16,564	$12,604	$3,960	31%

For the year ended December 31, 2024, we recorded an income tax expense of $16.6 million on a pretax income from continuing operations of $81.2 million, which resulted in an effective tax rate of 20.4%. The income tax expense of $16.6 million was primarily related to tax on current year income, foreign withholding tax and unrealized foreign exchange loss from prior year South Korea refund claims offset by releases of uncertain tax positions, the foreign derived intangible income deduction and foreign tax credits. The increase in income tax expense for the year ended December 31, 2024, as compared to the prior year, was attributable to tax on current year income and unrealized foreign exchange loss from prior year South Korea refund claims offset by releases of uncertain tax positions.

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

During the fourth quarter of 2024, we filed a refund claim for foreign taxes previously withheld from licensees in South Korea based on court rulings in South Korea and other business factors. These previously withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of the filed and planned refund claims, we recorded a total of $112.4 million and $120.3 million as a noncurrent income tax receivable at December 31, 2024 and 2023, respectively, $64.6 million and $64.6 million as a noncurrent income tax payable at December 31, 2024 and 2023, respectively, and $56.7 million and $49.1 million as a reduction in deferred tax assets at December 31, 2024 and 2023, respectively. Although the refund claim is subject to judicial review, we anticipate we will receive refunds in the amount recorded in the receivable.

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

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the years ended December 31, 2024 and 2023:

	December 31,
(in thousands)	2024	2023
Cash and cash equivalents	$78,825	$54,560
Marketable securities	31,567	29,012
Total cash, cash equivalents and marketable securities	$110,392	$83,572

	Years Ended December 31,
	2024	2023
Net cash from operating activities	$212,461	$152,755
Net cash used in investing activities	$(24,022)	$(34,488)
Net cash used in financing activities	$(164,174)	$(178,262)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments in marketable securities. Cash, cash equivalents and marketable securities were $110.4 million at December 31, 2024, an increase of $26.8 million from $83.6 million at December 31, 2023. This increase resulted primarily from $212.5 million of cash generated from operations and $3.2 million in proceeds from our employee stock purchase program and exercise of stock options, partially offset by $114.2 million in repayment of long-term debt, $22.3 million in purchases of long-lived assets, $21.8 million in dividends paid, $20.0 million in repurchases of common stock ($1.3 million in repurchases of common stock were pending settlement as of December 31, 2024), and $12.8 million in repurchases of common stock for tax withholdings on equity awards.

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

We expect to continue to make additional payments on our existing debt from cash generated from operations. Our material cash requirements include the following contractual and other obligations:

Debt

As of December 31, 2024, we had outstanding long-term debt in an aggregate principal amount of $487.1 million, with a minimum of $28.1 million payable within 12 months. For the year ended December 31, 2023, we were required to make $29.1 million in payments based on the consolidated excess cash flow clause within the debt agreement. The excess cash flow payment was classified as current portion of long-term debt in the Consolidated Balance Sheet as of December 31, 2023. Based on certain leverage ratios and the voluntary prepayments we made during the year ended December 31, 2024, no excess cash flow payment is required in 2025.

Future interest payments associated with the debt, based on current interest rates, total $117.2 million, with $36.7 million payable within 12 months. The interest payments may vary with changes in interest rates, as well as due to reductions of the principal amount. Refer to “Note 11 – Debt” of the Notes to Consolidated Financial Statements for additional information on debt obligations and maturities.

Leases

We have lease arrangements for office and research facilities, data centers and office equipment. As of December 31, 2024, fixed lease payment obligations amounted to $10.0 million, with $0.3 million payable within 12 months. Refer to “Note 8 – Leases” of the Notes to Consolidated Financial Statements for additional information on lease obligations and maturities.

Guarantee

Prior to the Separation, we and a subsidiary of Xperi Inc. (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which we guarantee the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, we and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022 under which we agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, we recognized a guarantee liability of $19.7 million which represents the fair value of our projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of our results of operations. As of December 31, 2024, the balance of the guarantee liability is $17.1 million, including a current portion of $2.5 million.

Other Purchase Obligations

Our other purchase obligations primarily consist of non-cancelable obligations related to advertising, engineering services and internet and telecommunications services. As of December 31, 2024, we had purchase obligations of $5.1 million, including $2.9 million due in 2025, $1.1 million due in 2026, and $1.1 million due thereafter. These purchase obligations represent commitments under enforceable and legally binding agreements and do not represent the entire anticipated purchases in the future. Refer to “Note 16 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Income Tax Payable

As of December 31, 2024, we had accrued $84.6 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which includes an immaterial amount of accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time. If we are successful in receiving our South Korean withholding tax refunds of $112.4 million, including interest and foreign exchange, then $64.6 million of unrecognized tax benefit would be payable to the U.S. tax authorities.

In addition to the cash requirements outlined above, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan, as further described below:

Quarterly Dividends

In 2024 and 2023, we paid quarterly dividends of $0.05 per share in each of the March, June, September and December quarterly periods. Our capacity to pay dividends in the future depends on many factors, including our financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board of Directors considers relevant. We anticipate that all quarterly dividends will be paid out of cash, cash equivalents and short-term investments in marketable securities.

Stock Repurchase Plan

On June 12, 2020, our Board of Directors terminated a prior stock repurchase program and approved a new stock repurchase plan (the “Plan”), which provides for the repurchase of up to $150.0 million of our common stock dependent on market conditions, share price and other factors. No expiration has been specified for this Plan. On April 22, 2021, our Board of Directors authorized an additional $100.0 million of purchases under the Plan, under which $172.2 million was utilized for stock repurchases, leaving the total authorized amount available for repurchase under the Plan at $77.8 million. In October 2024, our Board of Directors approved an increase of the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. Since the inception of the Plan, and through December 31, 2024, we have repurchased an aggregate of approximately 11.4 million shares of common stock at a total cost of $192.2 million at an average price of $16.83. As of December 31, 2024, the total remaining amount available for repurchase under the Plan was $180.0 million.

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

Cash Flows from Operating Activities

Cash flows provided by operations were $212.5 million for the year ended December 31, 2024, primarily due to our net income of $64.6 million being adjusted for non-cash items of amortization of intangible assets of $70.7 million, stock-based compensation expense of $26.6 million, amortization of debt issuance costs of $3.5 million, depreciation of $2.1 million, partially offset by the change in deferred income tax of $(7.1) million, and $53.2 million net change in operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $24.0 million for the year ended December 31, 2024, primarily related to purchases of short-term investments in marketable securities of $33.2 million, and purchases of long-lived assets of $22.3 million, partially offset by maturities of marketable securities of $31.5 million.

Net cash used in investing activities was $34.5 million for the year ended December 31, 2023, primarily related to purchases of short-term investments in marketable securities of $42.8 million, and purchases of long-lived assets of $6.3 million, partially offset by maturities of marketable securities of $14.7 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of leasehold improvements, purchases of computer hardware and software, information systems, and production and test equipment. During the years ended December 31, 2024 and 2023, we spent $1.8 million and $3.8 million on capital expenditures, respectively. We expect capital expenditures in 2025 to be approximately $2.0 million. Our capital expenditures for intangible assets consists primarily of acquired patents. During the years ended December 31, 2024 and 2023, we spent $20.5 million and $2.5 million on purchases of intangible assets, respectively. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents and short-term investments. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $164.2 million for the year ended December 31, 2024 principally due to $114.2 million in repayment of indebtedness, $21.8 million in dividends paid, $20.0 million in repurchases of common stock ($1.3 million in repurchases of common stock were pending settlement as of December 31, 2024), and $12.8 million in repurchases of common stock for tax withholdings on equity awards, partially offset by $3.2 million in proceeds from our employee stock purchase program and exercise of stock options.

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

On May 30, 2023, we entered into Amendment No. 2 (“Amendment No. 2”) to the 2020 Credit Agreement to replace the reference to LIBOR as the base rate with the reference to the Secured Overnight Financing Rate “SOFR” as administered by the Federal Reserve Bank of New York.

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

On January 30, 2025, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the 2020 Credit Agreement, which provided for, among other things, (i) a repricing of the 2020 Term Loan B Facility through a refinancing of the entire amount of the 2024 Term Loan B (the “2025 Term Loan B”) in an aggregate principal amount of $487.1 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of SOFR loans, 2.50% per annum and (y) in the case of base rate loans, 1.50% per annum and (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the 2025 Term Loan B within six months of the closing date of Amendment No. 4. The 2025 Term Loan B will mature on June 8, 2028, the same date upon which the 2024 Term Loan B matured prior to giving effect to Amendment No. 4.

At December 31, 2024, $487.1 million was outstanding under the term loan B facility with an interest rate, including unamortized debt discount and issuance costs of $11.6 million. Interest is payable monthly. Under the existing loan agreement, we have future minimum principal payments for $28.1 million each year from 2025 through 2027, with the remaining principal balance of $402.9 million due in 2028. After the Separation, we own the debt under the term loan B facility. Additionally, we paid $29.1 million during the year ended December 31, 2024, based on certain leverage ratios and our excess cash flow generated for the year ended December 31, 2023. The 2020 Credit Agreement, as amended, also requires that we continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity. Based on certain leverage ratios and the voluntary prepayments we made during the year ended December 31, 2024, no excess cash flow payment is required in 2025. The term loan B facility contains customary covenants, and as of December 31, 2024, we were in full compliance with such covenants.

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

At times, we enter into long-term license contracts, which may include releases from past patent infringement claims or one or more prospective licenses. In these contracts, we allocate the transaction price between releases for past patent infringement claims and prospective licenses based on their relative standalone selling prices, which requires significant management judgment. In determining the standalone selling price of each performance obligation, we consider such factors as the customer’s revenues, the number of past and projected future subscribers, units shipped, and units manufactured, as well as the per-subscriber or per-unit licensing rates we generally receive from licensees of comparable sizes in comparable markets and geographies. As a release from past patent infringement claims is generally satisfied at execution of the contract, the transaction price allocated to the release from past patent infringement claims is generally recognized in the period the contract is executed. Transaction price allocated to prospective Media IP licenses is recognized ratably over the license term, and transaction price allocated to prospective Semiconductor IP licenses is recognized upon execution of the contract.

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

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2024 and 2023, respectively, we did not recognize any significant interest or penalties. See “Note 15 – Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve principal and maintain liquidity, while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, which are subject to risks including:

Interest Rate Risk

As of December 31, 2024, we had $487.1 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At December 31, 2024, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $4.8 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit-worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable debt securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit, are classified as available-for-sale securities. As of December 31, 2024, the fair value of our investments classified as marketable securities was $31.6 million. Unrealized losses, net of tax, on these investments were not material as of December 31, 2024. We did not hold any derivatives, derivative commodity instruments or other similar financial instruments in our portfolio as of December 31, 2024.

Bank Liquidity Risk

As of December 31, 2024, we have approximately $74.0 million of cash in operating accounts that are held with both domestic and international financial institutions, the majority of which is held with high quality domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the government of the jurisdiction where such cash is held. We have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Exchange Rate Risk

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2024, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was immaterial to our Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2024 and 2023, and the related Consolidated Statements of Operations, Equity, Comprehensive Income (Loss) and Cash Flows for each of the years in the three-year period ended December 31, 2024 are set forth in this Annual Report at Item 15(a)(1).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2024 that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Adeia Inc., including our consolidated subsidiaries, required to be disclosed in our reports that are filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Commission’s rules and forms, and (ii) is accumulated and communicated to Adeia Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Adeia Inc.’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, utilizing the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment by Adeia Inc.’s management, we determined that Adeia Inc.’s internal control over financial reporting was effective as of December 31, 2024. The effectiveness of Adeia Inc.’s internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 46 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarterly period ended December 31, 2024, there were no changes to our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

(a)
There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2024 but was not reported.
(b)
In the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors,” "Board and Committees of the Board; Director Independence" and “Delinquent Section 16(a) Reports” that will be contained in the Proxy Statement for our 2025 Annual Meeting of Stockholders (the “Proxy Statement”).

We have adopted a written code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons serving similar functions. The text of our code of business conduct and ethics has been posted on our website at http://www.adeia.com.

Insider Trading Policies and Procedures

We have adopted an Insider Trading policy and procedures governing the purchase, sale and/or other disposition of our securities by directors, officers and employees, or Adeia itself, that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. A copy of our Insider Trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

Auditor Firm Id: 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: San Jose, California, USA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Adeia Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adeia Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Allocation of Transaction Price to Performance Obligations

As described in Note 4 to the consolidated financial statements, at times, the Company enters into long-term license contracts with more than one performance obligation, which may include releases from past patent infringement claims or one or more prospective licenses. In these arrangements, management allocates the transaction price between releases for past patent infringement claims and prospective licenses based on their relative standalone selling prices, which requires significant management judgment. The Company recorded total revenue of $376 million for the year ended December 31, 2024, of which a significant portion relates to arrangements with multiple performance obligations. In determining the standalone selling price of each performance obligation, management considers such factors as the customer’s revenues, the number of past and projected future subscribers, units shipped, and units manufactured, as well as the per-subscriber or per-unit licensing rates the Company generally receives from licensees of comparable sizes in comparable markets and geographies.

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

February 19, 2025

We have served as the Company’s auditor since 1999.

ADEIA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2024	2023	2022
Revenue	$376,024	$388,788	$438,933
Operating expenses:
Research and development	59,598	54,264	44,579
Selling, general and administrative	103,443	95,226	135,630
Amortization expense	70,721	93,735	97,077
Litigation expense	13,653	9,333	8,587
Total operating expenses	247,415	252,558	285,873
Operating income from continuing operations	128,609	136,230	153,060
Interest expense	(52,539)	(62,574)	(45,335)
Other income and expense, net	5,570	6,320	2,047
Loss on debt extinguishment	(453)	—	—
Income from continuing operations before income taxes	81,187	79,976	109,772
Provision for (benefit from) income taxes	16,564	12,604	(28,620)
Net income from continuing operations	64,623	67,372	138,392
Net loss from discontinued operations, net of tax	—	—	(436,978)
Net income (loss)	64,623	67,372	(298,586)
Less: Net loss attributable to non-controlling interest in discontinued operations	—	—	(2,706)
Net income (loss) attributable to the Company	$64,623	$67,372	$(295,880)
Income (loss) per share:
Basic
Continuing operations	$0.59	$0.63	$1.33
Discontinued operations	—	—	(4.16)
Net income (loss)	$0.59	$0.63	$(2.83)
Diluted
Continuing operations	$0.57	$0.60	$1.29
Discontinued operations	—	—	(4.04)
Net income (loss)	$0.57	$0.60	$(2.75)
Weighted average number of shares used in per share calculations-basic	108,647	106,554	104,336
Weighted average number of shares used in per share calculations-diluted	113,061	112,849	107,580

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Net income (loss) attributable to the Company	$64,623	$67,372	$(298,586)
Other comprehensive income (loss), net of tax:
Change in foreign currency translation adjustment	—	9	(4,425)
Net unrealized gains on marketable securities	7	34	45
Other comprehensive income (loss), net of tax	7	43	(4,380)
Comprehensive income (loss)	64,630	67,415	(302,966)
Less: Comprehensive loss attributable to noncontrolling interest	—	—	(2,706)
Comprehensive income (loss) attributable to the Company	$64,630	$67,415	$(300,260)

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$78,825	$54,560
Marketable securities	31,567	29,012
Accounts receivable, net of allowance for credit losses of $713 and $1,463, respectively	34,145	39,651
Unbilled contracts receivable	104,047	74,919
Other current assets	9,792	7,700
Total current assets	258,376	205,842
Long-term unbilled contracts receivable	62,767	73,843
Property and equipment, net	6,278	6,971
Operating lease right-of-use assets	9,322	9,484
Intangible assets, net	301,177	347,172
Goodwill	313,660	313,660
Long-term income tax receivable	112,441	120,338
Other long-term assets	33,940	28,246
Total assets	$1,097,961	$1,105,556
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,045	$9,623
Accrued legal fees	1,790	1,796
Accrued liabilities	22,727	17,342
Current portion of long-term debt, net	21,021	66,145
Deferred revenue	19,523	7,132
Total current liabilities	73,106	102,038
Deferred revenue, less current portion	64,555	17,672
Long-term debt, net	454,435	519,550
Noncurrent operating lease liabilities	9,480	9,730
Long-term income tax payable	84,585	81,834
Other long-term liabilities	15,229	18,110
Total liabilities	701,390	748,934
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock: $0.001 par value; authorized (2024: 15,000 shares; 2023: 15,000 shares) and no shares issued and outstanding	—	—
Common stock: $0.001 par value; (2024: authorized 350,000 shares, issued 123,952 shares, outstanding 108,072 shares; 2023: authorized 350,000 shares, issued 120,730 shares, outstanding 107,384 shares)	125	121
Additional paid-in capital	648,914	635,331
Treasury stock at cost (2024: 15,880 shares; 2023: 13,346 shares)	(255,301)	(222,497)
Accumulated other comprehensive loss	(1)	(8)
Retained earnings (Accumulated deficit)	2,834	(56,325)
Total stockholders’ equity	396,571	356,622
Total liabilities and equity	$1,097,961	$1,105,556

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$64,623	$67,372	$(298,586)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property and equipment	2,058	1,539	17,144
Amortization of intangible assets	70,721	93,735	143,243
Goodwill impairment	—	—	354,000
Stock-based compensation expense	26,641	18,057	52,626
Deferred income tax	(7,141)	11,392	(40,301)
Loss on debt extinguishment	453	—	—
Amortization of debt issuance costs	3,475	4,302	4,405
Other	(1,573)	(252)	744
Changes in operating assets and liabilities:
Accounts receivable	6,256	18,268	24,892
Unbilled contracts receivable	(18,052)	(34,303)	(86,673)
Other assets	7,414	(4,502)	(3,243)
Accounts payable	(372)	(894)	18,601
Accrued and other liabilities	3,684	(14,604)	(3,614)
Deferred revenue	54,274	(7,355)	(215)
Net cash from operating activities	212,461	152,755	183,023
Cash flows from investing activities:
Purchases of property and equipment	(1,821)	(3,812)	(12,576)
Proceeds from sale of property and equipment	—	—	86
Purchases of intangible assets	(20,476)	(2,531)	(290)
Net cash paid for mergers and acquisitions	—	—	(50,473)
Purchases of short-term investments	(33,175)	(42,845)	(4,490)
Proceeds from sales of short-term investments	—	—	28,254
Proceeds from maturities of short-term investments	31,450	14,700	36,576
Net cash from investing activities	(24,022)	(34,488)	(2,913)
Cash flows from financing activities:
Principal payments on debt agreements	(114,167)	(148,000)	(40,500)
Payments of dividends	(21,767)	(21,339)	(20,888)
Distribution of Xperi Inc.	—	—	(182,928)
Proceeds from employee stock purchase program and exercise of stock options	3,247	2,351	14,260
Repurchases of common stock for tax withholdings on equity awards	(12,781)	(11,274)	(15,941)
Repurchases of common stock	(18,706)	—	(17,260)
Net cash from financing activities	(164,174)	(178,262)	(263,257)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3,419)
Net increase (decrease) in cash and cash equivalents	24,265	(59,995)	(86,566)
Cash and cash equivalents at beginning of period	54,560	114,555	201,121
Cash and cash equivalents at end of period	$78,825	$54,560	$114,555

Supplemental disclosure of cash flow information:
Interest paid	$46,771	$57,760	$40,505
Income taxes paid, net of refunds	$12,494	$10,318	$24,782
Unpaid purchases of property and equipment at the end of the period	$15	$471	$—
Unpaid purchases of intangible assets at the end of the period	$750	$1,500	$—
Non-cash acquisition of intangible assets	$5,000	$4,400	$—

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Total Company Stockholders' Equity
	Common Stock		Additional	Treasury Stock		Accumulated Other Comprehensive	Retained Earnings	Noncontrolling
	Shares	Amount	Paid-In Capital	Shares	Amount	Income (Loss)	(Accumulated Deficit)	Interest	Total Equity
Balance at December 31, 2021	103,260	$113	$1,340,480	10,200	$(178,022)	$(752)	$187,814	$(9,205)	$1,340,428
Issuance of subsidiary shares to noncontrolling interest	—	—	1,421	—	—	—	—	(1,421)	—
Net loss	—	—	—	—	—	—	(295,880)	(2,706)	(298,586)
Other comprehensive loss, net of tax	—	—	—	—	—	(4,380)	—	—	(4,380)
Cash dividends paid on common stock ($0.20 per share)	—	—	(5,257)	—	—	—	(15,631)	—	(20,888)
Distribution of Xperi Inc.	—	—	(767,263)	—	—	5,081	—	13,332	(748,850)
Issuance of common stock in connection with exercise of stock options	11	—	128	—	—	—	—	—	128
Issuance of common stock in connection with employee stock purchase plan	1,301	1	14,131	—	—	—	—	—	14,132
Issuance of restricted stock, net of shares canceled	2,620	3	—	—	—	—	—	—	3
Withholding taxes related to net share settlement of restricted awards	(996)	—	—	996	(15,941)	—	—	—	(15,941)
Repurchases of common stock	(1,029)	—	—	1,029	(17,260)	—	—	—	(17,260)
Stock-based compensation expense	—	—	52,626	—	—	—	—	—	52,626
Balance at December 31, 2022	105,167	$117	$636,266	12,225	$(211,223)	$(51)	$(123,697)	$—	$301,412
Net income	—	—	—	—	—	—	67,372		67,372
Other comprehensive income, net of tax	—	—	—	—	—	43	—	—	43
Cash dividends paid on common stock ($0.20 per share)	—	—	(21,339)	—	—	—		—	(21,339)
Issuance of common stock in connection with exercise of stock options	81	—	880	—	—	—	—	—	880
Issuance of common stock in connection with employee stock purchase plan	182	—	1,467	—	—	—	—	—	1,467
Issuance of restricted stock, net of shares canceled	3,075	4	—	—	—	—	—	—	4
Withholding taxes related to net share settlement of restricted awards	(1,121)	—	—	1,121	(11,274)	—	—	—	(11,274)
Stock-based compensation expense	—	—	18,057	—	—	—	—	—	18,057
Balance at December 31, 2023	107,384	$121	$635,331	13,346	$(222,497)	$(8)	$(56,325)	$—	$356,622
Net income	—	—	—	—	—	—	64,623		64,623
Other comprehensive income, net of tax	—	—	—	—	—	7	—	—	7
Cash dividends paid on common stock ($0.20 per share)	—	—	(16,303)	—	—	—	(5,464)	—	(21,767)
Issuance of common stock in connection with exercise of stock options	114	—	1,321	—	—	—	—	—	1,321
Issuance of common stock in connection with employee stock purchase plan	234	—	1,924	—	—	—	—	—	1,924
Issuance of restricted stock, net of shares canceled	2,874	4	—	—	—	—	—	—	4
Withholding taxes related to net share settlement of restricted awards	(1,099)	—	—	1,099	(12,783)	—	—	—	(12,783)
Repurchases of common stock	(1,435)	—	—	1,435	(20,021)	—	—	—	(20,021)
Stock-based compensation expense	—	—	26,641	—	—	—	—	—	26,641
Balance at December 31, 2024	108,072	$125	$648,914	15,880	$(255,301)	$(1)	$2,834	$—	$396,571

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP consisting of approximately 12,250 patents and patent applications worldwide.

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

The accounting requirements for reporting the Separation of Xperi Inc. as a discontinued operation were met when the Separation was completed. Accordingly, the financial results of Xperi Inc. for the years ended December 31, 2022 are presented as a net loss from discontinued operations, net of tax on the Consolidated Statements of Operations. For further information on discontinued operations, see “Note 9 – Discontinued Operations”. Unless noted otherwise, discussion in the Notes to the Consolidated Financial Statements pertain to continuing operations.

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

The Company follows a corporate investment policy which sets credit, maturity and concentration limits and regularly monitors the composition, market risk and maturities of these investments. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. See “Note 17 – Segment Information” for further discussion on concentration of credit and other risks.

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

Advertising Costs

Advertising costs are expensed as incurred and are presented within selling, general and administrative expense in the Consolidated Statements of Operations. Advertising expenses were $4.0 million, $10.5 million and $5.5 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. In the fourth quarter of 2024, the Company adopted ASU 2023-07 on a retrospective basis, and the adoption did not have a material impact to the Company’s Consolidated Financial Statements. See “Note 17 – Segment Information” for further detail.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disaggregated information about certain income statement expense line items on an annual and interim basis. ASU 2024-03 will be effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The new standard permits early adoption and can be applied prospectively or retrospectively. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

In determining the standalone selling price of each performance obligation, the Company considers such factors as the customer’s revenues, the number of past and projected future subscribers, units shipped, and units manufactured, as well as the per-subscriber or per-unit licensing rates the Company generally receives from licensees of comparable sizes in comparable markets and geographies.

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

Revenue Details

Revenue Disaggregation

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by category, market vertical and geographic location (presented in “Note 17 – Segment Information”). This information includes revenue recognized from contracts with customers and revenue from other sources, including sales-based or usage-based royalty revenues and fees associated with releases for past infringement.

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

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Recurring revenue	$341,470	$338,708	$363,603
Non-recurring revenue	34,554	50,080	75,330
Total revenue	$376,024	$388,788	$438,933

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Media	$357,463	$343,410	$366,166
Semiconductor	18,561	45,378	72,767
Total revenue	$376,024	$388,788	$438,933

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

Contract assets were recorded in the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2024	2023
Unbilled contracts receivable	$104,047	$74,919
Other current assets	711	620
Long-term unbilled contracts receivable	62,767	73,843
Other long-term assets	919	1,007
Total contract assets	$168,444	$150,389

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

The Company allowance for credit losses for the years ended December 31, 2024 and 2023 was $0.7 million and $1.5 million, respectively and it is presented as part of accounts receivable, net in the Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$6,609	$16,743	$5,509
Performance obligations satisfied in previous periods (1)	$31,002	$16,273	$12,976

(1) Performance obligations satisfied in previous periods consist mainly of fees associated with releases for past patent infringement, settlements of litigation during the period, and revenue from past royalties owed pursuant to expired or terminated IP license agreements. For long-term and multi-year revenue contracts, the Company recorded revenue from the releases for past infringement during the years ended December 31, 2024, 2023 and 2022 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements.

Amounts
Revenue from contracts with performance obligations expected to be satisfied in:
2025	$185,201
2026	88,437
2027	73,259
2028	64,343
2029	57,518
Thereafter	17,262
Total	$486,020

NOTE 5 – COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31,
	2024	2023
Prepaid income taxes	$2,934	$3,752
Prepaid expenses	2,287	2,185
Prepaid insurance	1,124	1,123
Other	3,447	640
Total other current assets	$9,792	$7,700

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2024	2023
Equipment, furniture and other	$17,376	$17,267
Leasehold improvements	6,293	5,037
	23,669	22,304
Less: Accumulated depreciation and amortization	(17,391)	(15,333)
Total property and equipment, net	$6,278	$6,971

Other long-term assets consisted of the following (in thousands):

	December 31,
	2024	2023
Long-term deferred tax assets	$31,027	$23,885
Other assets	2,913	4,361
Total other long-term assets	$33,940	$28,246

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Employee compensation and benefits	$11,461	$8,378
Current portion of guarantee (1)	3,850	2,400
Accrued expenses	2,936	3,601
Current portion of operating lease liabilities	481	503
Accrued income taxes	325	325
Other	3,674	2,135
Total accrued liabilities	$22,727	$17,342

(1) Refer to “Note 16 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2024	2023
Long-term portion of guarantee (1)	$13,233	$16,135
Other	1,996	1,975
Total other long-term liabilities	$15,229	$18,110

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

The following is a summary of marketable securities at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$2,688	$1	$—	$—	$2,689
Corporate bonds and notes	25,726	76	(40)	—	25,762
Treasury and agency notes and bills	3,615	1	—	—	3,616
Total debt securities	$32,029	$78	$(40)	$—	$32,067
Money market funds	4,322	—	—	—	4,322
Total equity securities	4,322	—	—	—	4,322
Total marketable securities	$36,351	$78	$(40)	$—	$36,389
Reported in:
Cash and cash equivalents					$4,822
Marketable securities					31,567
Total marketable securities					$36,389

	December 31, 2023
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$12,421	$5	$(4)	$—	$12,422
Treasury and agency notes and bills	10,746	—	(1)	—	10,745
Corporate bonds and notes	5,813	34	(2)	—	5,845
Total debt securities	$28,980	$39	$(7)	$—	$29,012
Money market funds	5,778	—	—	—	5,778
Total equity securities	5,778	—	—	—	5,778
Total marketable securities	$34,758	$39	$(7)	$—	$34,790
Reported in:
Cash and cash equivalents					$5,778
Marketable securities					29,012
Total marketable securities					$34,790

At December 31, 2024 and 2023, the Company had $110.4 million and $83.6 million, respectively, in cash, cash equivalents and marketable securities. A significant portion of these amounts were held in marketable securities, as shown above. The remaining balance of $74.0 million and $48.8 million at December 31, 2024 and December 31, 2023, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the years ended December 31, 2024, 2023 and 2022. Unrealized losses on AFS debt securities were immaterial as of December 31, 2024 and December 31, 2023. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company did not recognize a provision for credit loss expense related to its AFS debt securities for the years ended December 31, 2024, 2023 and 2022, respectively.

The estimated fair value of marketable debt securities by contractual maturity at December 31, 2024 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,831	$16,853
Due in one to two years	10,176	10,209
Due in two to three years	5,022	5,005
Total	$32,029	$32,067

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2024 and December 31, 2023.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$4,322	$4,322	$—	$—
Corporate bonds and notes - debt securities (2)	25,762	—	25,762	—
Commercial paper - debt securities (3)	2,689	—	2,689	—
Treasury and agency notes and bills - debt securities (3)	3,616	—	3,616	—
Total Assets	$36,389	$4,322	$32,067	$—

(1) Reported as cash and cash equivalents in the Consolidated Balance Sheet.
(2) Reported as marketable securities in the Consolidated Balance Sheet.
(3) Reported as marketable securities in the Consolidated Balance Sheet as these were purchased with original maturities of more than three months at date of purchase; otherwise reported as cash and cash equivalents.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of December 31, 2023 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$5,778	$5,778	$—	$—
Corporate bonds and notes - debt securities (2)	5,845	—	5,845	—
Commercial paper - debt securities (3)	12,422	—	12,422	—
Treasury and agency notes and bills - debt securities (3)	10,745	—	10,745	—
Total Assets	$34,790	$5,778	$29,012	$—

(1) Reported as cash and cash equivalents in the Consolidated Balance Sheet.
(2) Reported as marketable securities in the Consolidated Balance Sheet.
(3) Reported as marketable securities in the Consolidated Balance Sheet as these were purchased with original maturities of more than three months at date of purchase; otherwise reported as cash and cash equivalents.

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	December 31, 2024		December 31, 2023
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
2021 Refinanced Term Loan B (1)	—	—	585,695	584,231
2024 Term Loan B (1)	475,456	475,456	—	—
Total long-term debt, net	$475,456	$475,456	$585,695	$584,231

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $11.6 million and $15.6 million as of December 31, 2024 and 2023, respectively. See “Note 11 – Debt” for additional information.

If reported at fair value in the Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

Non-Recurring Fair Value Measurements

Patents

During the fourth quarter of 2024, the Company renewed a long-term license agreement with an existing customer, covering our media portfolio and signed a multi-year license agreement with a customer. A portion of the consideration for the license agreements was in the form of patents, which the Company received in December of 2024. The Company estimated the fair value of the patents to be $5.0 million and included it as part of the transaction price for revenue recognition purposes.

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

The Company leases office and research facilities, and office equipment under operating leases which expire through 2032. The Company’s leases have remaining lease terms of three to nine years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next five years or less. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The components of operating lease costs were as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Fixed lease cost (1)	$2,046	$2,182	$2,177
Variable lease cost	973	640	598
Total operating lease cost	$3,019	$2,822	$2,775

(1) Includes short-term leases costs, which were immaterial.

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,158	$2,357	$2,227
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$814	$5,164	$1,153

	Years ended December 31,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	7.24	8.35
Weighted-average discount rate:
Operating leases	8.5%	8.5%

Future minimum lease payments and related lease liabilities as of December 31, 2024 were as follows (in thousands):

Operating Lease Payments (1)
2025 (2)	$311
2026(2)	2,023
2027	2,455
2028	1,887
2029	1,944
Thereafter	5,827
Total lease payments	14,447
Less: imputed interest	(4,486)
Present value of lease liabilities:	$9,961

Less: current obligations under leases (accrued liabilities)	(481)
Noncurrent operating lease liabilities	$9,480

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

(2) Includes tenant improvements allowance of $2.0 million in 2025 and $0.4 million in 2026.

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

In connection with the Separation, the Company incurred separation costs of $46.5 million from January 1, 2020 to December 31, 2024. Separation costs primarily consist of third-party advisory, consulting, legal and professional service, IT and employee bonus costs directly related to the Separation, as well as other items that are incremental and one-time in nature. Out of these costs, $28.6 million were incurred prior to the Separation and are included in net loss from discontinued operations, net of tax. The remaining separation costs of $17.9 million were incurred after the Separation and are reflected in continuing operations within operating expenses in the Company’s Consolidated Statement of Operations.

The Company and Xperi Inc. entered into various agreements to effect the Separation and provide a framework for their on-going relationship, including a separation and distribution agreement, transition services agreement, employee matters agreement, tax matters agreement, cross business license agreement and data sharing agreement. The transition services agreement consists of services that Xperi Inc. and its subsidiaries will provide to the Company and its subsidiaries for a transitional period, as defined in the agreement. The services to be provided include back office functions and assistance with regard to administrative tasks relating to day-to-day activities as needed, including finance, accounting and tax activities, IT services, customer support, facilities services, human resources, and general corporate support, as well as pass-through services provided by certain vendors. The impact of these transition services on the Company’s Consolidated Financial Statements for the year ended December 31, 2024 was not material.

Net Loss from Discontinued Operations, Net of Tax

The financial results of Xperi Inc. through September 30, 2022 are presented as net loss from discontinued operations, net of tax, on the Consolidated Statements of Operations. The following table presents financial results of Xperi Inc. (in thousands):

2022 (1)
Revenue	$366,730
Operating expenses:
Cost of revenue	85,689
Research and development	158,708
Selling, general and administrative	123,764
Depreciation expense	15,702
Amortization expense	46,166
Litigation expense	921
Goodwill impairment	354,000
Total operating expenses	784,950
Operating loss	(418,220)
Interest expense	(754)
Other income and expense, net	62
Loss before taxes	(418,912)
Provision for income taxes	18,066
Net loss from discontinued operations, net of tax	$(436,978)
Less: net loss attributable to noncontrolling interest	(2,706)
Net loss attributable to discontinued operations	$(434,272)

(1) Represents nine months of Xperi Inc.’s operations in 2022.

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

Transactions of Discontinued Operations

The following transactions have been included as part of discontinued operations for the year ended December 31, 2022.

Business Combinations – Vewd Software Holdings Limited

On July 1, 2022, the Company completed the acquisition of Vewd Software Holdings Limited (“Vewd” and the acquisition, the “Vewd Acquisition”), a provider of over-the-top (“OTT”) and hybrid TV solutions. The total consideration was approximately $102.9 million, consisting of approximately $52.9 million of cash and $50.0 million of debt.

The Vewd acquisition was accounted for as business combination, using the acquisition method. The assets and liabilities and results of operations following the business combination were attributed to the Company’s former product business. The results of operations are presented in the Consolidated Statements of Operations for the year ended December 31, 2022 as net loss from discontinued operations, net of tax.

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

2022
Net loss attributable to discontinued operations	$(377,614)

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

Net Cash Flows of Discontinued Operations

In connection with the Separation, the Company distributed $182.9 million of cash which is presented as part of financing activities in the Consolidated Statements of Cash Flows for the year ended December 31, 2022. The following table presents selected financial information related to cash flows from discontinued operations:

2022 (1)
Net cash from operating activities	$2,308
Net cash from investing activities	$(61,097)

(1) Represents nine months of Xperi Inc.’s operations in 2022.

NOTE 10 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at December 31, 2024 and December 31, 2023 was $ 313.7 million. There were no changes to the carrying value of goodwill from January 1, through December 31, 2024. Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized during the years ended December 31, 2024 and 2023.

As part of its annual goodwill impairment test, the Company elected to proceed with a qualitative goodwill impairment test and no indicators of potential impairment were identified. Additionally, based on the qualitative evaluation, which included consideration of the carrying value and market capitalization of the Company, no goodwill impairment triggers were identified as of December 31, 2024. No impairment charges were recognized for the years ended December 31, 2024 and 2023.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

		December 31, 2024				December 31, 2023
	Average Life (Years)	Gross Assets		Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-10	$679,085	(1)	$(377,908)	$301,177	$654,360	$(323,261)	$331,099
Customer contracts and related relationships	3-9	155,900		(155,900)	—	155,900	(139,827)	16,073
Existing technology / content database	5-10	38,681		(38,681)	—	38,681	(38,681)	—
Trademarks/trade name	4-10	1,300		(1,300)	—	1,300	(1,300)	—
Total intangible assets		$874,966		$(573,789)	$301,177	$850,241	$(503,069)	$347,172

(1) During the year ended December 31, 2024, the Company acquired portfolios of patents for an aggregate cost of $24.7 million, of which $5.0 million was obtained as consideration in two licensing agreements (see “Note 7 – Fair Value”) and $19.7 million was or is to be paid in cash. The Company is amortizing the value of the assets acquired in 2024 over the weighted-average amortization periods of eight or ten years.

As of December 31, 2024, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2025	$56,214
2026	56,081
2027	55,729
2028	50,686
2029	48,437
Thereafter	34,030
Total	$301,177

NOTE 11 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	December 31, 2024	December 31, 2023
2021 Refinanced Term Loan B	—	$601,250
2024 Term Loan B	$487,083	—
Unamortized debt discount and issuance costs	(11,627)	(15,555)
	475,456	585,695
Less: current portion, net of debt discount and issuance costs	(21,021)	(66,145)
Total long-term debt, net of current portion	$454,435	$519,550

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

On January 30, 2025, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the 2020 Credit Agreement, which provided for, among other things, (i) a repricing of the 2020 Term Loan B Facility through a refinancing of the entire amount of the 2024 Term Loan B (the “2025 Term Loan B”) in an aggregate principal amount of $487.1 million, (ii) a reduction of the interest rate margin applicable to such loans to (x) in the case of SOFR loans, 2.50% per annum and (y) in the case of base rate loans, 1.50% per annum and (iii) a prepayment premium of 1.00% in connection with any repricing transaction with respect to the 2025 Term Loan B within six months of the closing date of Amendment No. 4. The 2025 Term Loan B will mature on June 8, 2028, the same date upon which the 2024 Term Loan B matured prior to giving effect to Amendment No. 4.

The obligations under the 2020 Credit Agreement, inclusive of any changes by Amendment No. 1, Amendment No. 2, Amendment No. 3 and Amendment No. 4, continue to be guaranteed by the Company’s wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) and continue to be secured by a lien on substantially all of the assets of the Company and the Guarantors.

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The Separation did not require the Company to obtain any waivers under the 2020 Credit Agreement, and the Company completed the Separation in compliance with all of the covenants contained in the 2020 Credit Agreement. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order to access a basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements under the 2020 Credit Agreement as of December 31, 2024. The 2020 Credit Agreement, as amended, also requires the Company to continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity.

Interest Expense and Expected Principal Payments

At December 31, 2024, the Company had $487.1 million in total debt outstanding. There were also $11.6 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the 2024 Term Loan B as of December 31, 2024, including the amortization of debt discount and issuance costs, was 8.9% and interest is payable monthly. Interest expense was $51.0 million, $62.5 million and $45.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $3.5 million, $4.3 million and $4.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.

As of December 31, 2024, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2025	$24,354
2026	24,354
2027	24,354
2028	414,021
Total	$487,083

NOTE 12 – NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2024	2023	2022
Numerator:
Net income from continuing operations	$64,623	$67,372	$138,392
Net loss attributable to discontinued operations	—	—	(434,272)
Net income (loss) attributable to the Company	$64,623	$67,372	$(295,880)

Denominator:
Weighted average common shares outstanding	108,647	106,554	104,336
Add: Effect of dilutive securities associated with options	1	—	—
Add: Effect of dilutive securities associated with restricted stock awards and units	4,404	6,293	3,244
Add: Effect of dilutive securities associated with employee stock purchase program	9	2	—
Weighted average common shares - dilutive	113,061	112,849	107,580

Basic net income (loss) per share
Continuing operations	$0.59	$0.63	$1.33
Discontinued operations	—	—	(4.16)
Net income (loss) attributable to the Company	$0.59	$0.63	$(2.83)

Diluted net income (loss) per share
Continuing operations	$0.57	$0.60	$1.29
Discontinued operations	—	—	(4.04)
Net income (loss) attributable to the Company	$0.57	$0.60	$(2.75)

Anti-dilutive employee stock-based awards, excluded	688	616	1,758

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

At the Company’s 2024 Annual Stockholders Meeting on May 9, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 EIP, which provided for (i) an increase of the number of shares reserved for issuance by 8,900,000 (from an initial share reserve of 16,800,000 under the prior 2020 EIP to 25,700,000 under the amended and restated 2020 EIP) and (ii) the removal of the “fungible share ratio” for future awards, such that all equity awards granted on or after May 9, 2024 will count on a one-to-one basis against the number of shares authorized for issuance under the 2020 EIP (whereas each share granted pursuant to “full value” awards (i.e. stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) prior to May 9, 2024 are counted against shares available for issuance on a 1.5 to 1 ratio). As of December 31, 2024, there were approximately 8.1 million shares reserved for future grants under the 2020 EIP.

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

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2021	447	$25.22
Options granted	—	$—
Options exercised	(10)	$13.96
Options canceled / forfeited / expired	(73)	$37.24
Balance at December 31, 2022	364	$13.06
Options granted	—
Options exercised	(81)	$10.87
Options canceled / forfeited / expired	(70)	$11.87
Balance at December 31, 2023	213	$14.26
Options granted	—
Options exercised	(113)	$11.64
Options canceled / forfeited / expired	(34)	$13.32
Balance at December 31, 2024	66	$18.97	0.16	$24
Vested and expected to vest at December 31, 2024	66		0.16	$24
Exercisable at December 31, 2024	66		0.16	$24

The following table summarizes information about stock options outstanding and exercisable under all of the Company’s plans at December 31, 2024:

	Options Outstanding			Options Exercisable
Range of Exercise Prices per Share	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable (in thousands)	Weighted Average Exercise Price per Share
$12.55 - $21.60	66	0.16	$18.97	66	$18.97

Restricted Stock Awards

Information with respect to outstanding restricted stock awards (including both time-based vesting and performance-based vesting) as of December 31, 2024 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2021	6,815	1,525	8,340	$19.61
Awards granted	5,417	514	5,931	$12.56
Awards vested / earned	(2,281)	(340)	(2,621)	$18.59
Awards canceled / forfeited	(903)	(174)	(1,077)	$18.29
Balance at December 31, 2022	9,048	1,525	10,573	$10.48
Awards granted	2,064	821	2,885	$10.13
Awards vested / earned	(3,042)	(32)	(3,074)	$9.86
Awards canceled / forfeited	(479)	(533)	(1,012)	$11.68
Balance at December 31, 2023	7,591	1,781	9,372	$10.44
Awards granted	2,295	945	3,240	$12.07
Awards vested / earned	(2,874)	-	(2,874)	$9.77
Awards canceled / forfeited	(632)	(479)	(1,111)	$12.84
Balance at December 31, 2024	6,380	2,247	8,627	$10.98

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

Employee Stock Purchase Plans

On June 1, 2020, the Company adopted the 2020 Employee Stock Purchase Plan (the “2020 ESPP”). The 2020 ESPP is implemented through consecutive overlapping 24-month offering periods, each of which is comprised of four six-month purchase periods. The first offering period commenced on September 1, 2020 and ended on August 31, 2022. Due to the Separation, the next offering period under the 2020 ESPP plan commenced on December 1, 2022. Each subsequent offering period under the 2020 ESPP will be twenty-four months long and will commence on each December 1 with four six-month purchase periods. Participants may contribute up to 100% of their base earnings and commissions through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

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

At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company’s shareholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance. As of December 31, 2024, there were 5.0 million shares reserved for grant under the Company’s 2020 ESPP.

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

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors. For the years ended December 31, 2024, 2023 and 2022, dividends declared in the aggregate for each year were $0.20 per common share, respectively.

The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board of Directors considers relevant.

Stock Repurchase Programs

On June 12, 2020 the Board of Directors (the “Board”) of the Company authorized a new stock repurchase program providing for the repurchase of up to $150.0 million of the Company’s Common Stock dependent on market conditions, share prices and other factors. On April 22, 2021, the Board authorized an additional $100.0 million of purchases under the existing stock repurchase program, under which $172.2 million was utilized for stock repurchases, leaving the total authorized amount available for repurchase under the program at $77.8 million. In October 2024, the Company’s Board approved an increase of the existing share repurchase authorization up to a total of $200.0 million.

As of December 31, 2024, the Company has repurchased a total of approximately 11.4 million shares of common stock, since inception of the plan, at an average price of $16.83 per share for a total cost of $192.2 million. As of December 31, 2023, the Company has repurchased a total of approximately 10.0 million shares of common stock, since inception of the plan, at an average price of $17.24 per share for a total cost of $172.2 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. As of December 31, 2024, the total remaining amount available for repurchase under this plan was $180.0 million. The Company may execute authorized repurchases from time to time under the plan.

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

NOTE 14 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Research and development	$4,207	$2,911	$1,644
Selling, general and administrative	22,434	15,146	21,201
Total stock-based compensation expense	$26,641	$18,057	$22,845

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

The total fair value of restricted stock awards vested during the years ended December 31, 2024, 2023 and 2022 was $28.1 million, $30.3 million and $48.7 million, respectively.

The total intrinsic value of options exercised during the years ended December 31, 2024, 2023 and 2022 was $0.01 million, $0.04 million and $0.02 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2024, there was no unrecognized stock-based compensation balance after estimated forfeitures related to unvested stock options, and there was $47.1 million related to restricted stock awards, including performance-based awards, to be recognized over an estimated weighted average period of 1.9 years.

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

Volatility – Volatility was calculated using the historical volatility of the Company’s common stock for a term consistent with the expected life. When there is limited historical trading data after the Separation, volatility is calculated based on a peer group over the most recent period that represents the remaining term of the vesting period as of the valuation date.

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

There were no stock options granted during the years ended December 31, 2024, 2023 and 2022.

The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2024	2023	2022
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	4.2% − 4.8%	4.3% − 4.6%	1.3 − 4.3%
Dividend yield	1.7%	2.0%	1.1 − 2.3%
Expected volatility	43.3% − 57.0%	61.3% − 63.5%	48.5 − 69.0%

For the years ended December 31, 2024, 2023 and 2022, an aggregate of 235,000, 182,000 and 1,301,000 common shares, respectively, were purchased pursuant to the ESPP.

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. The following assumptions were used to value the performance stock awards subject to market conditions granted in the years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024	2023	2022
Expected life (in years)	3.0	2.4 − 3.0	3.0
Risk-free interest rate	4.5%	3.64% − 4.85%	2.8%
Dividend yield	1.8%	1.91% − 2.32%	1.2%
Expected volatility	57.0%	61.3% − 68.5%	37.5% − 40.9%

NOTE 15 – INCOME TAXES

The components of total income (loss) before taxes from continuing operations are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
U.S.	$81,338	$80,015	$110,796
Foreign	(151)	(39)	(1,024)
Income before taxes from continuing operations	$81,187	$79,976	$109,772

The provision for (benefit from) income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
U.S. federal	$4,838	$(7,830)	$(5,156)
Foreign	15,855	3,853	9,937
State and local	3,011	5,187	8,636
Total current	23,704	1,210	13,417
Deferred:
U.S. federal	(1,947)	21,400	(36,363)
Foreign	1,665	(3,200)	4,730
State and local	(6,858)	(6,806)	(10,404)
Total deferred	(7,140)	11,394	(42,037)
Provision for (benefit from) income taxes	$16,564	$12,604	$(28,620)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating losses	$65,897	$65,235
Research tax credits	48,881	71,894
Foreign tax credits	322	1,088
Expenses not currently deductible	15,918	15,815
Deferred revenue	20,575	6,765
Capitalized research expenses	36,955	37,942
Lease liability	2,333	2,382
Other	1,874	—
Gross deferred tax assets	192,755	201,121
Valuation allowance	(115,542)	(118,039)
Net deferred tax assets	77,213	83,082
Deferred tax liabilities
Revenue recognition	(2,752)	(1,089)
Operating leases	(2,183)	(2,208)
Acquired intangible assets	(41,251)	(53,921)
Other	—	(1,979)
Net deferred tax assets	$31,027	$23,885

At December 31, 2024 and 2023, the Company had a valuation allowance of $115.5 million and $118.0 million, respectively, related to state, and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. The $2.5 million decrease from the prior year is primarily comprised of state and foreign valuation allowance adjustments.

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

As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $2.3 million and state net operating loss carryforwards of approximately $861.2 million. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2025 and will continue to expire through 2044. The Company has research tax credit carryforwards of approximately $74.4 million for federal purposes. The federal research tax credit will start to expire in 2025 and will continue to expire through 2044. The Company also has research tax credit carryforwards of approximately $76.3 million for state purposes, which do not expire. The Company has $43.1 million of foreign tax credit carryforwards which will begin to expire in 2029 and will continue to expire through 2031. Under the provisions of the Code, substantial ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually in the future to offset taxable income. The aforementioned attribute carryforward amounts have been presented on a tax return basis.

A reconciliation of the provision for income taxes based on the statutory U.S. federal income tax rate to the provision for (benefit from) income taxes based on the Company’s effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
U.S. federal statutory rate	$17,050	$16,794	$23,052
State, net of federal benefit	(1,893)	(2,907)	(2,712)
Stock-based compensation expense	115	454	235
Executive compensation limitation	1,454	554	1,236
Research tax credit	(1,358)	665	(2,705)
Foreign withholding tax	3,129	(1,956)	5,969
Transaction costs	—	—	1,308
Foreign tax rate differential	66	26	4,960
Foreign tax credit	(8,539)	1,234	10,525
Change in valuation allowance	320	(11)	(78,699)
U.S. tax reform	—	—	541
Unrecognized tax benefits	(563)	819	(3,318)
Change in estimates	919	727	(3,478)
Foreign exchange and interest	9,928	44	4,516
Divestitures	—	—	15,396
Foreign derived intangible income	(4,150)	(4,088)	(4,697)
Others	86	249	(749)
Total	$16,564	$12,604	$(28,620)

At December 31, 2024, the Company asserts that it will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used domestically to fund operations, settle a portion of the outstanding debt obligation, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries was insignificant. Substantially all of these earnings will not be taxable upon repatriation to the United States since under the Tax Cuts and Jobs Act they will be treated as previously taxed income from the Global Intangible Low-Taxed Income or dividends-received deduction.

During the fourth quarter of 2024, the Company filed a refund claim for foreign taxes previously withheld from licensees in South Korea based on court rulings in South Korea and other business factors. These previously withheld foreign taxes were claimed as a foreign tax credit in the U.S. As a result of the filed and planned refund claims, the Company recorded a total of $112.4 million and $120.3 million as a noncurrent income tax receivable at December 31, 2024 and 2023, respectively, $64.6 million as a noncurrent income tax payable at December 31, 2024 and 2023, and $56.7 million and $49.1 million as a reduction in deferred tax assets at December 31, 2024 and 2023, respectively. Although the refund claim is subject to judicial review, the Company anticipates it will receive refunds in the amount recorded in the receivable.

As of December 31, 2024, unrecognized tax benefits were $229.5 million, of which $193.8 million would affect the effective tax rate if recognized. As of December 31, 2023, unrecognized tax benefits were $229.6 million, of which $193.0 million would affect the effective tax rate if recognized. The Company believes that its unrecognized tax benefits as of December 31, 2024 will decrease by approximately $1.9 million within the next twelve months due to expiring statutes of limitation.

The reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2024, 2023 and 2022 is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Total unrecognized tax benefits at January 1	$229,589	$229,492	$230,076
Increases for tax positions related to the current year	6,942	7,765	3,872
Increases for tax positions related to prior years	1,672	1,955	229
Decreases for tax positions related to prior years	(8,722)	(9,623)	(4,685)
Total unrecognized tax benefits at December 31	$229,481	$229,589	$229,492

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. For the year ended December 31, 2024, the Company recognized $(0.3) million of accrued interest and penalties. For the year ended December 31, 2023, the Company recognized $(0.2) million of accrued interest and penalties. For the year ended December 31, 2022, the Company did not recognize any significant interest or penalties. Accrued interest and penalties of $2.3 million and $2.6 million were included in long-term income taxes payable as of December 31, 2024 and 2023, respectively.

At December 31, 2024, the Company’s 2019 through 2024 tax years are generally open and subject to potential examination in one or more jurisdictions. In the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. Earlier tax years for the Company and its subsidiaries are also open in certain jurisdictions and are currently subject to examination. The Company has no significant income tax audits at this time.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. Total future unconditional purchase obligations as of December 31, 2024 are estimated to be $5.1 million, including $2.9 million due in 2025, $1.1 million due in 2026, and $1.1 million due thereafter.

Guarantee

Prior to the Separation, Adeia Media LLC, a subsidiary of the Company (“Adeia Media”), and a subsidiary of Xperi Inc (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which Adeia Media guarantees the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, Adeia Media and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022 under which Adeia Media agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, the Company recognized a guarantee liability pursuant to ASC 460 “Guarantees” of $19.7 million which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of the Company’s results of operations. The maximum potential amount of future payments subject to the guarantee is approximately $7.5 million per annum between 2024 and 2031. As of December 31, 2024 and 2023, the balance of the guarantee liability was $17.1 million and $18.5 million, respectively.

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

Litigation related

The Company is unable to predict the final outcome of lawsuits, including patent infringement lawsuits, to which it is a party and therefore cannot determine the likelihood of loss nor estimate a range of possible losses. An adverse decision in any of these proceedings could significantly harm the Company's business and consolidated financial position, results of operations or cash flows.

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

NOTE 17 – SEGMENT INFORMATION

The Company has one reportable segment: Intellectual Property (“IP”) Licensing. The IP Licensing segment derives revenues from license agreements to (i) its media patent portfolio and (ii) its semiconductor technologies patent portfolio, see further discussion on revenue generating activities in Note 4 – Revenue. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.

The accounting policies of the IP Licensing segment are the same as those described in Note 2 – Summary of Significant Accounting Policies. The Company’s Chief Executive Officer is also the chief operating decision maker (“CODM”) as defined by the authoritative guidance on segment reporting. The CODM assesses financial performance for the IP Licensing segment and decides how to allocate resources based on net income that also is reported on the statements of income as consolidated net income. Net income is also used by the CODM to monitor budget versus actual results of the IP Licensing segment. The measure of segment assets is reported on the balance sheet as total consolidated assets.

The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the IP Licensing segment or into other parts of the entity, such as for acquisitions or to return value to shareholders.

The following table presents information with respect to the Company’s IP Licensing segment revenue, significant expenses and income:

	Years Ended December 31,
	2024	2023	2022
Revenue	$376,024	$388,788	$438,933
Less:
Personnel related expense	81,459	64,783	85,822
Patent portfolio expense	32,774	30,345	22,706
Patent related technical sales support expense	6,633	5,411	2,615
Amortization expense	70,721	93,735	97,077
Outside services expense	16,355	14,753	21,881
Litigation expense	13,653	9,333	8,587
Interest expense	52,539	62,574	45,335
Other segment items (1)	20,703	27,878	45,138
Provision for (benefit from) income taxes	16,564	12,604	(28,620)
Segment net income	$64,623	$67,372	$138,392

Reconciliation to net income
Net loss attributable to discontinued operations	—	—	(434,272)
Net income (loss) attributable to the Company	$64,623	$67,372	$(295,880)

(1) Other segment items include facilities and other related expenses, marketing and advertising expenses, depreciation expense, travel and entertainment expenses, other income and expense, and other overhead expenses.

Revenue by Geography and Customer Concentration

While the Company’s revenue is primarily derived in North America, a portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a portion of total revenue in future periods. Revenue is attributed to geographic locations based on the billing address of each customer. The table below lists the revenue by geography for the periods indicated (in thousands):

	Years Ended December 31,
	2024		2023		2022
U.S.	$303,295	81%	$293,673	76%	$366,527	84%
Asia	49,536	13%	70,785	18%	35,842	8%
Canada	12,962	3%	14,729	4%	28,538	7%
Europe and Middle East	8,390	2%	7,850	2%	6,058	1%
Other	1,841	1%	1,751	0%	1,968	0%
Total revenue	$376,024	100%	$388,788	100%	$438,933	100%

For the years ended December 31, 2024, 2023 and 2022, two, two and three customers, respectively, each accounted for 10% or more of total revenue. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2024	2023	2022
Customer A	18%	18%	16%
Customer B	*	*	13%
Customer C	10%	11%	11%

* denotes less than 10% of total revenue.

At December 31, 2024, the Company had two customers representing 52% and 11% of aggregate accounts receivable, respectively. At December 31, 2023, the Company had two customers representing 42% and 28% of aggregate accounts receivable, respectively

Other Geography Information

As of December 31, 2024, 2023 and 2022, property and equipment, net, was all located in the U.S.

NOTE 18 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all eligible U.S. employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2024, 2023 and 2022, the Company contributed approximately $1.2 million, $0.8 million and $1.3 million, respectively, to the 401(k) plan.

NOTE 19 – SUBSEQUENT EVENTS

Declaration of a Cash Dividend

On February 6, 2025, the Board declared a cash dividend of $0.05 per share of common stock, payable on March 31, 2025, for the stockholders of record at the close of business on March 10, 2025.

NOTE 20 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The accounting requirements for reporting the Separation of Xperi Inc. as a discontinued operation were met when the Separation was completed. Accordingly, the financial results of Xperi Inc. for the year ended December 31, 2022 are presented as net loss from discontinued operations, net of tax on the Consolidated Statements of Operations. For further information, see “Note 9 – Discontinued Operations”.

The following table sets forth the Company’s unaudited quarterly Consolidated Statements of Operations for each of the quarters in the year ended December 31, 2022, that were retrospectively adjusted to reflect Xperi Inc.’s historical financial results as discontinued operations. The information for each quarter was derived from the Company’s unaudited condensed consolidated financial statements and was prepared on a basis consistent with these audited consolidated financial statements, and reflect, in the opinion of management, all adjustments of a normal, recurring nature that are necessary for a fair presentation of the financial information contained in those statements. The following quarterly financial data should be read in conjunction with the consolidated financial statements (in thousands, except per share amounts):

	Three Months Ended
	Dec 31, 2022	Sep 30, 2022	Jun 30, 2022	Mar 31, 2022
Revenue	$103,290	$89,296	$107,815	$138,532
Total operating expenses	70,047	73,654	73,094	69,078
Operating income from continuing operations	33,243	15,642	34,721	69,454
Income from continuing operations before income taxes	18,640	4,058	25,712	61,362
Provision for (benefit from) income taxes	(55,090)	10,401	10,552	5,517
Net income from continuing operations	73,730	(6,343)	15,160	55,845
Net loss attributable to discontinued operations, net of tax	—	(382,585)	(20,785)	(30,902)
Net income (loss) attributable to the Company	$73,730	$(388,928)	$(5,625)	$24,943
Income (loss) per share:
Basic
Continuing operations	$0.70	$(0.06)	$0.15	$0.54
Discontinued operations	—	(3.66)	(0.20)	(0.30)
Net income (loss)	$0.70	$(3.72)	$(0.05)	$0.24
Diluted
Continuing operations	$0.65	$(0.06)	$0.14	$0.53
Discontinued operations	—	(3.61)	(0.20)	(0.29)
Net income (loss)	$0.65	$(3.67)	$(0.06)	$0.24
Weighted average number of shares-basic	105,135	104,510	104,001	103,679
Weighted average number of shares-diluted	113,392	105,850	105,160	105,332

Schedule II. Valuation and Qualifying Accounts for the Years Ended December 31, 2024, 2023 and 2022

(in thousands):

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2022	$178,731	$(58,223)	$—	$120,508
2023	$120,508	$(2,450)	$(19)	$118,039
2024	$118,039	$(2,497)	$—	$115,542
Accounts receivable and unbilled contract receivables
Allowance for credit losses
2022	$1,108	$(395)	$—	$713
2023	$713	$750	$—	$1,463
2024	$1,463	$(750)	$—	$713

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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
10.2

Supplement to Commitment Letter and Fee Letter, dated January 3, 2020, by and among the Registrant, TiVo Corporation, Bank of America, N.A., Royal Bank of Canada, and Barclays Bank PLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2020, and incorporated herein by reference)

10.3

Credit Agreement, dated as of June 1, 2020, among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.4

Guaranty, dated as of June 1, 2020, among Xperi, TiVo, the other subsidiary guarantors party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.5

Security Agreement, dated as of June 1, 2020, among the Registrant, the other pledgors party thereto and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.6

Amendment No. 3 to Credit Agreement, dated as of May 20, 2024, among the Registrant, the subsidiaries of the Registrant party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (including Conformed Credit Agreement giving effect to Amendments) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2024 (File No. 001-39304))

10.7

Amendment No. 4 to Credit Agreement, dated as of January 30, 2025, among the Registrant, the subsidiaries of the Registrant party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (including Conformed Credit Agreement giving effect to Amendments) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2025 (File No. 001-39304))

10.8+

Xperi Holding Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 1, 2020 (File No. 333-238846)), as amended by the Plan Amendment to the Registrant’s 2020 Equity Incentive Plan, dated as of April 29, 2022 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2022, and incorporated herein by reference)

10.9+

Xperi Holding Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 1, 2020 (File No. 333-238846)), as amended by the Plan of Amendment to the Registrant’s 2020 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q, filed August 8, 2022, and incorporated herein by reference)

10.10

Form of Indemnification Agreement for Registrant Directors, Officers, and Key Employees (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.11+

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for the Xperi Holding Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.12+

Form of Stock Option Grant Notice and Stock Option Agreement for the Xperi Holding Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.13+

TiVo Corporation 2008 Equity Incentive Plan (f/k/a the “Rovi Corporation 2008 Equity Incentive Plan”) (incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A of TiVo Corporation, filed March 15, 2019 (File No. 001-37870))

10.14+

TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (now named the “TiVo Corporation Titan Equity Incentive Award Plan”) (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 of TiVo Corporation, filed September 9, 2016 (File No. 333-213578))

10.15+

Xperi Corporation Seventh Amended and Restated 2003 Equity Incentive Plan and Amendment No. 1 (incorporated by reference to Appendices A and B to Additional Definitive Proxy Soliciting Materials on Schedule 14A of Xperi Corporation, filed April 18, 2018 (File No. 001-37956))

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

19.1	Insider Trading Policy
21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Amended & Restated Executive Compensation Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
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

Dated: February 19, 2025

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

Signature	Title	Date

/s/ Paul E. Davis	Chief Executive Officer, President and Director
Paul E. Davis	(Principal Executive Officer)	February 19, 2025

/s/ Keith A. Jones	Chief Financial Officer (Principal Financial and
Keith A. Jones	Accounting Officer)	February 19, 2025

/s/ Daniel Moloney
Daniel Moloney	Chairman of the Board of Directors	February 19, 2025

/s/ Tonia O'Connor
Tonia O'Connor	Director	February 19, 2025

/s/ Raghavendra Rau
Raghavendra Rau	Director	February 19, 2025

/s/ V. Sue Molina
V. Sue Molina	Director	February 19, 2025

/s/ Adam Rymer
Adam Rymer	Director	February 19, 2025

/s/ Phyllis Turner-Brim
Phyllis Turner-Brim	Director	February 19, 2025