Form 10-Q
period 2025-03-31
Adeia Inc.
filed 2025-05-06
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the registrant’s common stock as of April 25, 2025 was 108,499,852

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenue	$87,670	$83,405
Operating expenses:
Research and development	16,467	13,925
Selling, general and administrative	28,432	24,029
Amortization expense	14,082	23,157
Litigation expense	5,854	2,930
Total operating expenses	64,835	64,041
Operating income	22,835	19,364
Interest expense	(10,649)	(14,175)
Other income and expense, net	1,712	1,400
Income before income taxes	13,898	6,589
Provision for income taxes	2,084	5,690
Net income	$11,814	$899
Net income per share:
Basic	$0.11	$0.01
Diluted	$0.10	$0.01
Weighted average number of shares used in per share calculations
Basic	107,948	107,765
Diluted	113,021	112,977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$11,814	$899
Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on available-for-sale debt securities	44	(63)
Other comprehensive income (loss), net of tax	44	(63)
Total comprehensive income	$11,858	$836

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$84,184	$78,825
Marketable securities	32,320	31,567
Total cash, cash equivalents, and marketable securities	116,504	110,392
Accounts receivable, net of allowance for credit losses of $713 and $713, respectively	28,458	34,145
Unbilled contracts receivable, net	106,385	104,047
Other current assets	11,906	9,792
Total current assets	263,253	258,376
Long-term unbilled contracts receivable	52,460	62,767
Property and equipment, net	5,982	6,278
Operating lease right-of-use assets	9,025	9,322
Intangible assets, net	291,695	301,177
Goodwill	313,660	313,660
Long-term income tax receivable	113,283	112,441
Other long-term assets	37,699	33,940
Total assets	$1,087,057	$1,097,961
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,064	$8,045
Accrued legal fees	2,874	1,790
Accrued liabilities	12,058	22,727
Current portion of long-term debt	21,019	21,021
Deferred revenue	48,665	19,523
Total current liabilities	89,680	73,106
Deferred revenue, less current portion	60,280	64,555
Long-term debt, net	438,169	454,435
Noncurrent operating lease liabilities	9,206	9,480
Long-term income tax payable	85,017	84,585
Other long-term liabilities	15,235	15,229
Total liabilities	697,587	701,390
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; (2025: authorized 15,000 shares; 2024: authorized 15,000 shares and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2025: authorized 350,000 shares, issued 125,850 shares, outstanding 108,444 shares; 2024: authorized 350,000 shares, issued 123,952 shares, outstanding 108,072 shares)	126	125
Additional paid-in capital	657,344	648,914
Treasury stock at cost (2025: 17,406 shares; 2024: 15,880 shares)	(277,269)	(255,301)
Accumulated other comprehensive income (loss)	43	(1)
Retained earnings	9,226	2,834
Total stockholders’ equity	389,470	396,571
Total liabilities and equity	$1,087,057	$1,097,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$11,814	$899
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	509	520
Amortization of intangible assets	14,082	23,157
Stock-based compensation expense	8,244	5,145
Deferred income taxes	(4,043)	(3,048)
Amortization of debt issuance costs	821	762
Other	(116)	(298)
Changes in operating assets and liabilities:
Accounts receivable	5,689	12,812
Unbilled contracts receivable	7,969	1,395
Other assets	(2,375)	4,107
Accounts payable	(2,216)	(2,808)
Accrued and other liabilities	(8,106)	(4,126)
Deferred revenue	24,867	28,712
Net cash provided by operating activities	57,139	67,229
Cash flows from investing activities:
Purchases of property and equipment	(228)	(793)
Purchases of intangible assets	(5,350)	(8,476)
Purchases of short-term investments	(7,194)	(11,169)
Proceeds from maturities of investments	6,600	9,450
Net cash used in investing activities	(6,172)	(10,988)
Cash flows from financing activities:
Payment of dividends	(5,422)	(5,420)
Principal payments on debt agreements	(17,089)	(40,125)
Proceeds from employee stock purchase program and exercise of stock options	186	497
Repurchases of common stock for tax withholdings on equity awards	(11,957)	(7,729)
Repurchases of common stock	(11,326)	—
Net cash used in financing activities	(45,608)	(52,777)
Net increase in cash and cash equivalents	5,359	3,464
Cash and cash equivalents at beginning of period	78,825	54,560
Cash and cash equivalents at end of period	$84,184	$58,024
Supplemental disclosure of cash flow information:
Interest paid	$9,614	$13,101
Income taxes paid, net of refunds	$8,599	$4,524
Unpaid purchases of property and equipment at the end of the period	$—	$11

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Three Months Ended March 31, 2025	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2025	108,072	$125	$648,914	15,880	$(255,301)	$(1)	$2,834	$396,571
Net income	—	—	—	—	—	—	11,814	11,814
Other comprehensive income	—	—	—	—	—	44	—	44
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,422)	(5,422)
Issuance of common stock in connection with exercise of stock options	15	—	186	—	—	—	—	186
Issuance of restricted stock, net of shares canceled	1,883	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(766)	—	—	766	(11,957)	—	—	(11,957)
Repurchases of common stock	(760)			760	(10,011)			(10,011)
Stock-based compensation expense	—	—	8,244	—	—	—	—	8,244
Balance at March 31, 2025	108,444	$126	$657,344	17,406	$(277,269)	$43	$9,226	$389,470

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Three Months Ended March 31, 2024	Shares	Amount	Additional Paid-In	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2024	107,384	$121	$635,331	13,346	$(222,497)	$(8)	$(56,325)	$356,622
Net income	—	—	—	—	—	—	899	899
Other comprehensive loss	—	—	—	—	—	(63)	—	(63)
Cash dividends paid on common stock ($0.05 per share)	—	—	(5,420)	—	—	—	—	(5,420)
Issuance of common stock in connection with exercise of stock options	46	—	496	—	—	—	—	496
Issuance of restricted stock, net of shares canceled	1,692	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(669)	—	—	669	(7,729)	—	—	(7,729)
Stock-based compensation expense	—	—	5,145	—	—	—	—	5,145
Balance at March 31, 2024	108,453	$122	$635,552	14,015	$(230,226)	$(71)	$(55,426)	$349,951

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP consisting of more than 12,750 patents and patent applications worldwide.

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2024 have been derived from the Company’s annual audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 19, 2025 (the “Form 10-K”). These Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and notes thereto included in the Form 10-K as of and for the year ended December 31, 2024.

The Company’s consolidated financial statements include the accounts of Adeia Inc. and our wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31 and employs a calendar month-end reporting period for its quarterly reporting. The Company operates under one reportable segment, IP Licensing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2025, as compared to the significant accounting policies described in the Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include identifying the performance obligations in the contract, estimating variable consideration, estimating quarterly royalties prior to receiving the royalty reports from the licensee, determining standalone selling price, and allocating consideration in a contract with multiple performance obligations, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits and purchase accounting resulting from business combinations, among others. Actual results experienced by the Company may differ from management’s estimates. These estimates may change, as new events occur and additional information is obtained, and are recognized in the condensed consolidated financial statements as soon as they become known.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. In the fourth quarter of 2024, the Company adopted ASU 2023-07 on a retrospective basis, and the adoption did not have a material impact to the Company’s Condensed Consolidated Financial Statements. See “Note 15 – Segment Information” for further detail.

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

NOTE 3 – REVENUE

Revenue Recognition

General

Revenue is recognized when control of the IP rights is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the licensing of the Company’s IP, which may include various combinations of IP rights and services which are generally capable of being distinct and accounted for as separate performance obligations. In situations where foreign withholding taxes are withheld by the Company’s licensee, revenue is recognized gross of withholding taxes that are remitted directly by the licensee to a local tax authority.

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

When variable consideration is in the form of a sales-based or usage-based royalty in exchange for a license of IP, revenue is recognized at the later of when the subsequent sale or usage occurs or the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied or partially satisfied..

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

Revenue Details

Revenue Disaggregation

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by category, market vertical and geographic location (presented in “Note 15 – Segment Information”). This information includes revenue recognized from contracts with customers and revenue from other sources, including sales-based or usage-based royalty revenues and fees associated with releases for past infringement.

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

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Recurring revenue	$84,409	$82,776
Non-recurring revenue	3,261	629
Total revenue	$87,670	$83,405

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Media	$83,986	$80,437
Semiconductor	3,684	2,968
Total revenue	$87,670	$83,405

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31, 2025	December 31, 2024
Unbilled contracts receivable	$106,385	$104,047
Other current assets	663	711
Long-term unbilled contracts receivable	52,460	62,767
Other long-term assets	974	919
Total contract assets	$160,482	$168,444

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

The allowance for credit losses at March 31, 2025 and December 31, 2024 was $0.7 million and is presented as part of accounts receivable, net in the Condensed Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,449	$2,005
Performance obligations satisfied in previous periods (1)	$2,916	$495

(1) Performance obligations satisfied in previous periods consist mainly of fees associated with releases for past patent infringement and revenue from past royalties owed pursuant to expired or terminated IP license agreements. For long-term and multi-year revenue contracts, the Company recorded revenue from the releases for past infringement during the three months ended March 31, 2025 and 2024 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements (in thousands).

As of March 31, 2025
Revenue from contracts with performance obligations expected to be satisfied in:
2025 (remaining 9 months)	$141,225
2026	91,286
2027	76,095
2028	66,150
2029	58,806
Thereafter	17,728
Total	$451,290

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid income taxes	$4,573	$2,934
Prepaid expenses	3,343	2,287
Prepaid insurance	894	1,124
Other	3,096	3,447
Total other current assets	$11,906	$9,792

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Equipment, furniture and other	$17,589	$17,376
Leasehold improvements	6,293	6,293
Total property and equipment	23,882	23,669
Less: accumulated depreciation	(17,900)	(17,391)
Total property and equipment, net	$5,982	$6,278

Other long-term assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Long-term deferred tax assets	$35,070	$31,027
Other assets	2,629	2,913
Total other long-term assets	$37,699	$33,940

Accrued liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Employee compensation and benefits	$4,234	$11,461
Current portion of guarantee (1)	3,850	3,850
Accrued expenses	1,258	2,936
Current portion of operating lease liabilities	431	481
Accrued income taxes	—	325
Other	2,285	3,674
Total accrued liabilities	$12,058	$22,727

(1) Refer to “Note 14 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Long-term portion of guarantee (1)	$13,233	$13,233
Other	2,002	1,996
Total other long-term liabilities	$15,235	$15,229

(1) Refer to “Note 14 – Commitments and Contingencies” for further detail on the nature of the guarantee.

NOTE 5 – FINANCIAL INSTRUMENTS

The Company has investments in debt securities, which include corporate bonds and notes, treasury and agency notes and bills, commercial paper, and in equity securities consisting of money market funds. The Company classifies its debt securities as available-for-sale (“AFS”), which are accounted for at fair value with credit related losses recognized as a provision for credit losses in its Condensed Consolidated Statements of Income and all non-credit related unrealized gains and losses recognized in accumulated other comprehensive income or loss on the Condensed Consolidated Balance Sheets. Under ASU 2016-01 (Topic 321), equity securities are measured at fair value with unrealized gains and losses recognized in other income and expense, net, in the Condensed Consolidated Statements of Income.

The following is a summary of marketable securities at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$2,471	$—	$—	$—	$2,471
Corporate bonds and notes	25,835	91	(11)	—	25,915
Treasury and agency notes and bills	3,932	3	(1)	—	3,934
Total debt securities	32,238	94	(12)	—	32,320
Money market funds	4,552	—	—	—	4,552
Total equity securities	4,552	—	—	—	4,552
Total marketable securities	$36,790	$94	$(12)	$—	$36,872
Reported in:
Cash and cash equivalents					$4,552
Marketable securities					32,320
Total marketable securities					$36,872

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$2,688	$1	$—	$—	$2,689
Corporate bonds and notes	25,726	76	(40)	—	25,762
Treasury and agency notes and bills	3,615	1	—	—	3,616
Total debt securities	32,029	78	(40)	—	32,067
Money market funds	4,322	—	—	—	4,322
Total equity securities	4,322	—	—	—	4,322
Total marketable securities	$36,351	$78	$(40)	$—	$36,389
Reported in:
Cash and cash equivalents					$4,822
Marketable securities					31,567
Total marketable securities					$36,389

At March 31, 2025 and December 31, 2024, the Company had $116.5 million and $110.4 million, respectively, in cash and cash equivalents and marketable securities. A portion of these amounts was held in marketable securities, as shown above. The remaining balances of $79.6 million and $74.0 million at March 31, 2025 and December 31, 2024, respectively, consisted of cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the three months ended March 31, 2025 and 2024. Unrealized losses on AFS debt securities were immaterial as of March 31, 2025 and December 31, 2024. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company did not recognize a provision for credit losses related to its AFS debt securities during the three months ended March 31, 2025 and 2024, respectively.

The estimated fair value of marketable debt securities by contractual maturity at March 31, 2025 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$15,720	$15,744
Due in one to two years	9,860	9,896
Due in two to three years	6,658	6,680
Total	$32,238	$32,320

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2024 and March 31, 2025.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of March 31, 2025 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$4,552	$4,552	$—	$—
Corporate bonds and notes - debt securities (2)	25,915	—	25,915	—
Commercial paper - debt securities (3)	2,471	—	2,471	—
Treasury and agency notes and bills - debt securities (3)	3,934	—	3,934	—
Total Assets	$36,872	$4,552	$32,320	$—

(1)
Reported as cash and cash equivalents in the Condensed Consolidated Balance Sheet.
(2)
Reported as marketable securities in the Condensed Consolidated Balance Sheet.
(3)
Reported as marketable securities in the Condensed Consolidated Balance Sheet as these were purchased with original maturities of more than three months at date of purchase; otherwise reported as cash and cash equivalents.

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
(2)
Reported as marketable securities in the Condensed Consolidated Balance Sheet.
(3)
Reported as marketable securities in the Condensed Consolidated Balance Sheet as these were purchased with original maturities of more than three months at date of purchase; otherwise reported as cash and cash equivalents.

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The fair value of the Company’s long-term debt approximates its carrying value as of each of the periods described below. The carrying amounts and estimated fair values are as follows (in thousands):

	March 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$459,188	$459,188	$475,456	$475,456

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $10.8 million and $11.6 million as of March 31, 2025 and December 31, 2024, respectively. See “Note 8 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at March 31, 2025 and December 31, 2024 was $313.7 million. There were no changes to the carrying value of goodwill from January 1, through March 31, 2025. Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized during the three months ended March 31, 2025 and 2024.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	March 31, 2025			December 31, 2024
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired patents / core technology	3-10	$683,685	$(391,990)	$291,695	$679,085	$(377,908)	$301,177
Customer contracts and related relationships	3-9	155,900	(155,900)	—	155,900	(155,900)	—
Existing technology / content database	5-10	38,681	(38,681)	—	38,681	(38,681)	—
Trademarks/trade name	4-10	1,300	(1,300)	—	1,300	(1,300)	—
Total intangible assets		$879,566	$(587,871)	$291,695	$874,966	$(573,789)	$301,177

As of March 31, 2025, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2025 (remaining 9 months)	$42,504
2026	56,541
2027	56,189
2028	51,146
2029	48,897
Thereafter	36,418
Total	$291,695

NOTE 8 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	March 31, 2025	December 31, 2024
Long-term debt	469,994	$487,083
Unamortized debt discount and issuance costs	(10,806)	(11,627)
	459,188	475,456
Less: current portion, net of debt discount and issuance costs	(21,019)	(21,021)
Total long-term debt, net of current portion	$438,169	$454,435

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

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order to access a basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements under the 2020 Credit Agreement as of March 31, 2025. The 2020 Credit Agreement, as amended, also requires the Company to continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity.

Interest Expense and Expected Principal Payments

At March 31, 2025, the Company had $470.0 million in total debt outstanding. There were also $10.8 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Term Loan B as of March 31, 2025, including the amortization of debt discount and issuance costs, was 7.9% and interest is payable monthly. Interest expense was $9.3 million and $14.0 million for the three months ended March 31, 2025 and 2024, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $0.8 million for the three months ended March 31, 2025 and 2024, respectively.

As of March 31, 2025, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2025 (remaining 9 months)	$18,266
2026	24,354
2027	24,354
2028	403,020
Total	$469,994

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net income	$11,814	$899

Denominator:
Weighted average shares of common stock outstanding	107,948	107,765
Add: Effect of dilutive securities associated with options	6	5
Add: Effect of dilutive securities associated with restricted stock awards and units	5,058	5,203
Add: Effect of dilutive securities associated with employee stock purchase program	9	4
Weighted average common shares – dilutive	113,021	112,977

Basic net income per share	$0.11	$0.01

Diluted net income per share	$0.10	$0.01

Anti-dilutive employee stock-based awards, excluded	941	270

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

At the Company’s 2024 Annual Stockholders Meeting on May 9, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 EIP, which provided for (i) an increase of the number of shares reserved for issuance by 8,900,000 (from an initial share reserve of 16,800,000 under the prior 2020 EIP to 25,700,000 under the amended and restated 2020 EIP) and (ii) the removal of the “fungible share ratio” for future awards, such that all equity awards granted on or after May 9, 2024 will count on a one-to-one basis against the number of shares authorized for issuance under the 2020 EIP (whereas each share granted pursuant to “full value” awards (i.e. stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) prior to May 9, 2024 are counted against shares available for issuance on a 1.5 to 1 ratio). As of March 31, 2025, there were approximately 5.8 million shares reserved for future grants under the 2020 EIP.

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

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2024	66	$18.97
Options granted	—	$—
Options exercised	(15)	$12.74
Options canceled / forfeited / expired	(51)	$21.29
Balance at March 31, 2025	—	$—
Vested and exercisable at March 31, 2025	—	$—

Restricted Stock Awards

Information with respect to outstanding restricted stock units (including both time-based vesting and performance-based vesting) as of March 31, 2025 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2024	6,380	2,247	8,627	$10.98
Awards granted	2,068	291	2,359	$15.65
Awards vested / earned	(1,883)	—	(1,883)	$10.68
Awards canceled / forfeited	(96)	—	(96)	$10.00
Balance at March 31, 2025	6,469	2,538	9,007	$12.28

Performance Awards

Performance awards may be granted to employees or consultants based upon, among other things, the contributions, responsibilities and other compensation of the particular employee or consultant. The value and the vesting of such performance awards are generally linked to one or more performance goals or certain market conditions determined by the Company, in each case on a specified date or dates or over any period or periods determined by the Company, and may range from zero to 200 percent of the grant. For performance awards subject to a market vesting condition (“market-based PSUs”), the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition. For performance-based awards incorporating a market condition, where the ultimate number of shares to be earned depends on the achievement of both performance and market conditions, the fair value is estimated on the date of grant using a Monte Carlo simulation model and the amount of compensation expense is adjusted if and when it is probable that the performance condition will be achieved.

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

At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company’s stockholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance. As of March 31, 2025, there were approximately 5.0 million shares reserved for grant under the Company’s 2020 ESPP.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors (the “Board”). During the periods ended March 31, 2025 and 2024, quarterly dividends declared were $0.05 per common share, respectively.

The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board considers relevant.

Stock Repurchase Programs

In October 2024, the Company’s Board approved an increase of the existing share repurchase authorization up to a total of $200.0 million. During the three months ended March 31, 2025, the Company repurchased a total of approximately 0.8 million shares of common stock, at an average price of $13.19 per share for a total cost of $10.0 million. The Company did not repurchase any shares during the three months ended March 31, 2024. As of March 31, 2025, the total remaining amount available for repurchase under this plan was $170.0 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. The Company may execute authorized repurchases from time to time under the plan.

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

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$1,234	$809
Selling, general and administrative	7,010	4,336
Total stock-based compensation expense	$8,244	$5,145

There were no options granted during the three months ended March 31, 2025 and 2024.

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. There were no market-based PSUs granted during the three months ended March 31, 2024. For the market-based PSUs granted during the three months ended March 31, 2025, the grant date fair value was estimated using a Monte Carlo simulation and the following assumptions:

Three Months Ended March 31, 2025
Expected life (years)	3.0
Risk-free interest rate	3.9%
Dividend yield	1.5%
Expected volatility	46.4%

Grants under the 2020 ESPP occur in June and December, as discussed in “Note 10 – Stockholders’ Equity”. There were no ESPP grants during the three months ended March 31, 2025 and 2024.

NOTE 12 – INCOME TAXES

The Company’s income tax provision and effective tax rate for interim periods are based on its estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended March 31, 2025 and 2024, the Company recorded income tax expense of $2.1 million and $5.7 million, respectively. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to stock-based compensation windfall and unrealized benefits associated with South Korea withholding tax refund claims. The decrease in income tax expense for the three months ended March 31, 2025, as compared to the same period in the prior year was primarily due to stock-based compensation windfall and unrealized benefits associated with South Korea withholding tax refund claims.

NOTE 13 – LEASES

The Company leases office and research facilities and office equipment under operating leases which expire through 2032. The Company’s leases have remaining lease terms of less than three years to eight years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next five years or less. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component.

As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Fixed lease cost	$523	$512
Variable lease cost	67	275
Total operating lease cost	$590	$787

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$550	$551

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	7.01	7.24
Weighted-average discount rate:
Operating leases	8.5%	8.5%

Future minimum lease payments and related lease liabilities as of March 31, 2025 were as follows (in thousands):

Operating Lease Payments (1)
2025 (remaining 9 months) (2)	$650
2026 (2)	1,133
2027	2,455
2028	1,888
2029	1,944
Thereafter	5,827
Total lease payments	13,897
Less: imputed interest	(4,260)
Present value of lease liabilities:	$9,637

Less: current obligations under leases (accrued liabilities)	431
Noncurrent operating lease liabilities	$9,206

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

(2) Includes tenant improvements allowance of $1.1 million in 2025 and $1.3 million in 2026.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of March 31, 2025, the Company’s total future unconditional purchase obligations were approximately $4.9 million, including $2.4 million due in the remainder of 2025, $1.3 million due in 2026 and $1.2 million due thereafter.

Guarantee

Prior to the Separation, Adeia Media LLC, a subsidiary of the Company (“Adeia Media”), and a subsidiary of Xperi Inc. (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which Adeia Media guarantees the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, Adeia Media and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022, under which Adeia Media agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, the Company recognized a guarantee liability pursuant to ASC 460 “Guarantees” of $19.7 million, which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of the Company’s results of operations. The maximum potential amount of future payments subject to the guarantee is approximately $7.5 million per annum between 2025 and 2031. As of March 31, 2025 and December 31, 2024, the balance of the guarantee liability was $17.1 million.

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

NOTE 15 – SEGMENT INFORMATION

The Company has one reportable segment: IP Licensing. The IP Licensing segment derives revenues from license agreements to (i) its media patent portfolio and (ii) its semiconductor technologies patent portfolio, see further discussion on revenue generating activities in Note 3 – Revenue . The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.

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

The CODM uses net income to evaluate income generated from segment assets (return on assets) in deciding whether to reinvest profits into the IP Licensing segment or into other parts of the entity, such as for acquisitions or to return value to stockholders.

The following table presents information with respect to the Company’s IP Licensing segment revenue, significant expenses and income:

	Three Months Ended March 31,
	2025	2024
Revenue	$87,670	$83,405
Less:
Personnel related expense	24,129	18,383
Patent portfolio expense	9,215	7,734
Patent related technical sales support expense	1,604	1,477
Amortization expense	14,082	23,157
Outside services expense	3,781	3,338
Litigation expense	5,854	2,930
Interest expense	10,649	14,175
Other segment items (1)	4,458	5,622
Provision for income taxes	2,084	5,690
Segment net income	$11,814	$899

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

	Three Months Ended March 31,
	2025		2024
U.S.	$71,515	82%	$68,439	82%
Asia	10,939	12	9,515	11
Canada	3,130	3	3,197	4
Europe and Middle East	1,621	2	1,803	2
Other	465	1	451	1
	$87,670	100%	$83,405	100%

For the three months ended March 31, 2025 and 2024, there were two and three customers, respectively, that each accounted for 10% or more of total revenue. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Customer A	19.6%	20.6%
Customer B	10.6%	12.4%
Customer C	*	10.1%

* denotes less than 10% of total revenue.

At March 31, 2025, the Company had one customer representing 63% of aggregate accounts receivable. At December 31, 2024, the Company had two customers representing 52% and 11% of aggregate accounts receivable, respectively.

Other Geography Information

At March 31, 2025 and December 31, 2024, property and equipment, net, was all located in the U.S.

NOTE 16 – SUBSEQUENT EVENTS

Declaration of Cash Dividends

On May 1, 2025, the Board declared a cash dividend of $0.05 per share of common stock, payable on June 17, 2025 to the stockholders of record at the close of business on May 27, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to promote understanding of the results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2024 found in the Form 10-K filed by us on February 19, 2024 (the “Form 10-K”). This section of this Form 10-Q generally discusses quarter over quarter comparisons of 2025 against 2024.

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

Business Overview

Adeia Inc. (“Adeia”, “we”) is a leading IP licensing platform in the consumer and entertainment space, with a diverse portfolio of media and semiconductor intellectual property and more than 12,750 patents and patent applications worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Our inventions are key enabling technologies that drive how consumers interact with entertainment and devices at home and on the go around the world. Our foundational technologies help elevate content and improve how audiences connect with it in a way that is more intelligent, immersive and personal. Our innovative solutions help power smart devices, entertainment experiences and more, and have created a unified ecosystem that reaches highly-engaged consumers and uncovered new business opportunities.

Headquartered in Silicon Valley with more than 35 years of operating experience, we have approximately 150 employees, with substantially all of our employees located in the U.S

Macroeconomic Conditions

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

Although a significant portion of our revenue is derived from fixed-fee and minimum-guarantee arrangements from large, well-capitalized customers, our per-unit and variable-fee based revenue will continue to be susceptible to direct or indirect effects from macroeconomic events, such as armed conflict, geopolitical factors, tariffs, market volatility, labor shortages, supply chain disruptions, microchip shortages, changes in demand for semiconductors, market and industry downturns, global health concerns, outbreaks and pandemics. In addition, to the extent that our customers experience significant, adverse impacts from such macroeconomic events, such events may affect their financial health and our ability to continue receiving revenues from these customers.

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

Key Metrics

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the three months ended March 31, 2025, as compared to the same period in 2024:

•
Revenue increased by $4.3 million, or 5.1%, from $83.4 million in 2024 to $87.7 million in 2025.
•
Recurring revenues increased by $1.6 million, or 2.0% from $82.8 million in 2024 to $84.4 million in 2025.
•
Non-recurring revenues increased by $2.7 million, or 418.4% from $0.6 million in 2024 to $3.3 million in 2025.
•
Cash provided by operating activities decreased by $10.1 million, or 15.0% from $67.2 million in 2024 to $57.1 million in 2025.
•
We completed another repricing of our term loan in January 2025, further reducing our interest rate by 50 basis points.
•
We made $17.1 million in principal payments towards our term loan, bringing the outstanding balance to $470.0 million as of March 31, 2025.
•
We repurchased $10.0 million of our common stock in 2025.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our IP rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2025	2024
Revenue	100%	100%
Operating expenses:
Research and development	19	17
Selling, general and administrative	32	29
Amortization expense	16	28
Litigation expense	7	3
Total operating expenses	74	77
Operating income	26	23
Interest expense	(12)	(17)
Other income and expense, net	2	2
Income before income taxes	16	8
Provision for income taxes	2	7
Net income	14%	1%

The following table sets forth our revenue for the three months ended March 31, 2025 and 2024 (in thousands, except for percentages):

	2025	2024	Increase	% Change
Revenue	$87,670	$83,405	$4,265	5%

The increase in revenue during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily attributable to the execution of a multi-year license agreement with Amazon for access to our media portfolio that occurred in the fourth quarter of 2024, and the execution of two multi-year license agreements with new customers for access to our media portfolio executed in the first quarter of 2025, for which a portion of revenue was recognized up-front in such quarter. Increases were partially offset by declines in royalty revenue from certain Pay-TV customers.

Recurring revenue for the three months ended March 31, 2025 and 2024 were $84.4 million and $82.8 million, respectively. The increase of $1.6 million was driven primarily by the execution of license agreements with new customers in 2024, partially offset by declines in royalty revenue from certain Pay-TV customers.

Non-recurring revenues for the three months ended March 31, 2025 and 2024 were $3.3 million and $0.6 million, respectively. The increase of $2.7 million was primarily attributable to the execution of two multi-year license agreements with new customers for access to our media portfolio in the first quarter of 2025.

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

	Three Months Ended March 31,
	2025	2024	Increase	% Change
Research and development	$16,467	$13,925	$2,542	18%

The increase in R&D expense during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to an increase in patent portfolio expenses, patent technical sales support expenses, and an increase in personnel related costs as a result of increased headcount.

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

	Three Months Ended March 31,
	2025	2024	Increase	% Change
Selling, general and administrative	$28,432	$24,029	$4,403	18%

The increase in SG&A expense during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to an increase in personnel related costs as a result of increased headcount and an increase in certain administrative costs associated with the repricing of our credit facility, partially offset by lower advertising expense and outside services.

Amortization Expense (in thousands, except for percentages):

	Three Months Ended March 31,
	2025	2024	Decrease	% Change
Amortization expense	$14,082	$23,157	$(9,075)	(39)%

The decrease in amortization expense during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to certain intangible assets becoming fully amortized during 2024. The decrease was partially offset by an increase in amortization expense as a result of patents acquired in 2024.

Litigation Expense (in thousands, except for percentages):

	Three Months Ended March 31,
	2025	2024	Increase	% Change
Litigation expense	$5,854	$2,930	$2,924	100%

The increase in litigation expense during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to increased activity in current litigation matters. See Part II, Item 1 – Legal Proceedings for additional information regarding these matters.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

Interest Expense (in thousands, except for percentages):

	Three Months Ended March 31,
	2025	2024	Decrease	% Change
Interest expense	$10,649	$14,175	$(3,526)	(25)%

The decrease in interest expense during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to lower debt balance, the reduction of the interest rate margin resulting from the repricing of our Term Loan B during the second quarter of 2024 and the first quarter of 2025, and the Federal Reserve interest rate cut during the third quarter of 2024.

We anticipate interest expense will continue to decrease in 2025, when compared to 2024, as a result of a lower debt balance and the reduction of the interest rate margin resulting from two rounds of repricing of our term loan.

Other Income and Expense, Net (in thousands, except for percentages):

	Three Months Ended March 31,
	2025	2024	Increase	% Change
Other income and expense, net	$1,712	$1,400	$312	22%

The increase in other income and expense, net during the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to an increase in interest income from significant financing components from certain revenue contracts.

Provision for Income Taxes

	Three Months Ended March 31,
	2025	2024	Decrease	% Change
Provision for income taxes	$2,084	$5,690	$(3,606)	(63)%

Our income tax provision for interim periods is based on the estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended March 31, 2025, we recorded income tax expense of $2.1 million on pretax income of $13.9 million, which resulted in an effective tax rate of 15.0%. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to stock-based compensation windfall and unrealized benefits associated with South Korea withholding tax refund claims.

For the three months ended March 31, 2024, we recorded income tax expense of $5.7 million on pretax income of $6.6 million, which resulted in an effective tax rate of 86.4%.

The decrease in income tax expense for the three months ended March 31, 2025, as compared to the same period in the prior year was primarily due to stock-based compensation windfall and unrealized benefits associated with South Korea withholding tax refund claims.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. After considering the evidence to assess the recoverability of our net deferred tax assets, we concluded that it was more-likely-than-not that we would realize our federal and certain state deferred tax assets.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents for the three months ended March 31, 2025 and 2024.

	As of
(in thousands)	March 31, 2025	December 31, 2024
Cash and cash equivalents	$84,184	$78,825
Marketable securities	32,320	31,567
Total cash, cash equivalents and marketable securities	$116,504	$110,392

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$57,139	$67,229
Net cash used in investing activities	$(6,172)	$(10,988)
Net cash used in financing activities	$(45,608)	$(52,777)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments in marketable securities. Cash, cash equivalents and marketable securities were $116.5 million at March 31, 2025, an increase of $6.1 million from $110.4 million at December 31, 2024. This increase primarily resulted from $57.1 million of cash generated from operations, partially offset by $17.1 million in repayment of our long-term debt, $12.0 million in repurchases of common stock associated with tax withholdings on equity awards, $11.3 million in repurchases of common stock, $5.4 million in dividends paid, and $5.4 million in purchases of intangible assets.

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

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the principal payments of $17.1 million made by us under the existing Term Loan B during the three months ended March 31, 2025, our cash requirements have not materially changed since December 31, 2024. We expect to continue to make additional payments on our existing debt from cash generated from operations.

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

Quarterly Dividends

In March 2025, we paid quarterly cash dividends of $0.05 per share of common stock. In April 2025, our Board authorized payment of a quarterly cash dividend of $0.05 per share, to be paid in June 2025.

Stock Repurchase Plan

In October 2024, our Board approved an increase of the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. During the three months ended March 31, 2025, the Company repurchased a total of approximately 0.8 million shares of common stock, at an average price of $13.19 per share for a total cost of $10.0 million. The Company did not repurchase any shares during the three months ended March 31, 2024. As of March 31, 2025, the total remaining amount available for repurchase under this plan was $170.0 million.

We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including, but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

Cash Flows from Operating Activities

Cash flows provided by operations were $57.1 million for the three months ended March 31, 2025, which were primarily due to our net income of $11.8 million being adjusted for non-cash items of amortization of intangible assets of $14.1 million, stock-based compensation expense of $8.2 million, and $25.8 million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2024.

Cash flows provided by operations were $67.2 million for the three months ended March 31, 2024, which were primarily due to our net income of $0.9 million being adjusted for non-cash items of amortization of intangible assets of $23.2 million, amortization of debt issuance costs of $0.8 million, stock-based compensation expense of $5.1 million and $34.8 million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2023.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.2 million for the three months ended March 31, 2025, which primarily related to purchases of short-term investments in marketable securities of $7.2 million, purchases of intangible assets of $5.4 million, and proceeds from maturities of marketable securities of $6.6 million.

Net cash used in investing activities was $11.0 million for the three months ended March 31, 2024, which primarily related to purchases of short-term investments in marketable securities of $11.2 million, purchases of property and equipment of $0.8 million, purchases of intangible assets of $8.5 million, and proceeds from maturities of marketable securities of $9.5 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of leasehold improvements, purchases of computer hardware and software, information systems, and semiconductor production and test equipment. During the three months ended March 31, 2025 and 2024, we spent $0.2 million and $0.8 million on capital expenditures, respectively, and we expect capital expenditures in the remainder of 2025 to be approximately $1.0 million. Our capital expenditures for intangible assets consists primarily of acquired patents. During the three months ended March 31, 2025, we spent $5.4 million on purchases of intangible assets. These expenditures are expected to be financed with cash from operations, existing cash and cash equivalents and marketable securities. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $45.6 million for the three months ended March 31, 2025 due to $17.1 million in repayment of indebtedness, $5.4 million in dividends paid, $12.0 million in repurchases of common stock for tax withholdings on equity awards, and $10.0 million in repurchases of common stock.

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

At March 31, 2025, $470.0 million was outstanding under the term loan B facility with an interest rate, including unamortized debt discount and issuance costs of $10.8 million. Interest is payable monthly. Under the existing loan agreement, we have future minimum principal payments for our debt of $18.3 million in the remainder of 2025, $24.4 million each year from 2026 through 2027, with the remaining principal balance of $403.0 million due in 2028. The 2020 Credit Agreement, as amended, also requires that we continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity. Based on certain leverage ratios and the voluntary prepayments we made during the year ended December 31, 2024, no excess cash flow payment is required in 2025. The term loan B facility contains customary covenants, and as of March 31, 2025, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2025, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are involved in legal proceedings. In the past, we have litigated to enforce our patents, to enforce the terms of license agreements, and to defend our patents against claims of invalidity. We expect to continue to be involved in similar legal proceedings in the future, including proceedings regarding infringement of our patents and proceedings to ensure proper and full payment of royalties by licensees under the terms of our license agreements.

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

Videotron Patent Infringement Litigation

On May 21, 2021, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) (“Adeia Guides”) filed a patent infringement complaint against Videotron Ltd. (“Videotron”) in Toronto, Canada, alleging infringement of four patents (the “Videotron Litigation”). On July 21, 2021, the Federal Court of Canada held a case management conference in the Videotron Litigation, shortly before which Videotron filed a motion to strike various portions of the statement of claim. On March 22, 2022, the Court issued an order on Videotron’s motion to strike, dismissing the motion in its entirety. On April 1, 2022, Videotron filed an appeal of the Court’s order dismissing Videotron’s motion to strike. On June 30, 2022, the Court of Appeal issued its decision in Videotron’s appeal in which it ruled in Adeia Guides’s favor and dismissed Videotron’s appeal. The trial commenced on February 3, 2025. Closing arguments were held April 15-17, 2025. There is no set deadline for the Federal Court of Canada to issue a decision.

Bell Patent Infringement Litigation

On July 27, 2021, Adeia Guides and Adeia Media Holdings LLC (formerly known as TiVo LLC) (together, “Adeia Media”) filed a patent infringement complaint against Bell Canada and four of its affiliates, Telefonaktiebolaget L M Ericsson, Ericsson Canada Inc., and MK Systems USA Inc. and MK Mediatech Canada Inc. (collectively, “Defendants”) in Toronto, Canada, alleging infringement of four patents (the “Bell Litigation”). The Defendants filed a motion to strike various portions of the statement of claim in the Bell Litigation. On March 22, 2022, the Court issued an order on Defendants’ motion to strike, dismissing-in-part and granting-in-part. On April 1, 2022, the Defendants filed a Notice of Motion to Appeal the Court’s order on Defendants’ motion to strike. On June 30, 2022, the Court of Appeal issued its decision in Defendants' appeal in which it ruled in Adeia Media's favor and dismissed Defendants’ appeal. On September 30, 2022, Defendants filed a motion for bifurcation, asking the Federal Court of Canada to bifurcate the case into two phases: a first phase related to liability and injunction and second phase addressing damages if liability is found. The Court held a hearing on the motion for bifurcation on December 12, 2022. On February 15, 2023, the Court issued an order granting the motion for bifurcation in which the Court bifurcated the liability and injunction phase from the damages quantification phase of the case. The trial commenced on April 28, 2025.

Shaw Breach of Contract Litigation

On October 2, 2023, Adeia Guides Inc., Adeia Media Solutions Inc., and Adeia Media Holdings LLC (collectively, “Adeia Media Companies”) filed a complaint against Shaw Cablesystems G.P. and Shaw Satellite G.P. (together, “Shaw”) in the United States District Court for the Southern District of New York, alleging breach of contract by Shaw for failure to pay royalties owed to Adeia Media Companies under the license agreement between the parties. On October 8, 2024, Shaw filed a motion to dismiss the complaint. The Court has yet to rule on Shaw’s motion to dismiss. The trial date has not been set.

Disney Patent Infringement Litigation

On November 7, 2024, Adeia Technologies Inc., (“Adeia Technologies”) and Adeia Media filed a complaint against The Walt Disney Company, Disney Media and Entertainment Distribution LLC, Disney DTC LLC, Disney Streaming Services LLC, Disney Entertainment & Sports LLC, Disney Platform Distribution, Inc., BAMTech, LLC, Hulu, LLC, and ESPN, Inc. (collectively, “Disney U.S. Defendants”) in the United States District Court for the District of Delaware, alleging infringement of six patents. On January 16, 2025, Disney U.S. Defendants filed a motion to dismiss two of the six asserted patents as invalid under 35 U.S.C. §101. Adeia Technologies and Adeia Media’s opposition to the motion to dismiss was filed on February 13, 2025. Disney U.S. Defendants’ reply was filed February 27, 2025. The Court has yet to rule on Disney U.S. Defendants’ motion to dismiss. Trial has been set for June 7-11, 2027.

On November 7, 2024, Adeia Solutions LLC (“Adeia Solutions”) filed a complaint against The Walt Disney Company Benelux (BV), Disney Interactive Studios, Inc., and The Walt Disney Company Limited (collectively, “Disney Europe Defendants”) in the Regional Court of Munich, Germany, alleging infringement of one patent. Disney Europe Defendants’ answer to the complaint is due June 30, 2025.

On November 7, 2024, Adeia Guides Inc. filed a complaint against the Disney Europe Defendants in the Unified Patent Court (“UPC”) Munich Local Division, Germany, alleging infringement of one patent. Disney Europe Defendants filed its Statement of Defence and Counterclaim for Revocation on March 10, 2025. Adeia Guides’ reply to Disney Europe Defendants’ Statement of Defence and Counterclaim for Revocation is due May 12, 2025. Oral hearing on the merits has been set for January 15, 2026.

On November 7, 2024, Adeia Guides filed a complaint against Disney Europe Defendants in the UPC The Hague Local Division, The Netherlands, alleging infringement of one patent. Disney Europe Defendants filed its Statement of Defence and Counterclaim for Revocation on March 5, 2025. Adeia Guides’ reply to the Disney Europe Defendant’s Statement of Defence and Counterclaim for Revocation is due May 21, 2025. Oral hearing on the merits has not been set yet.

On November 11, 2024, Adeia Guides filed a complaint against The Walt Disney Company (Brasil) LTDA (“Disney Brazil”) in Rio de Janeiro State Court, Brazil, alleging infringement of four patents (the “Brazil Asserted Patents”). Disney Brazil’s answer to the complaint was filed on January 27, 2025. Adeia Guides’ rebuttal to Disney Brazil’s answer to the complaint is due May 14, 2025.

On January 27, 2025, Disney Brazil filed a patent invalidity lawsuit against Adeia Inc. and Adeia Guides Inc., at the Brazilian Patent and Trademark Office in Rio de Janeiro Federal Court, Brazil, alleging the Brazil Asserted Patents are invalid.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

The following table summarizes repurchases of our common stock during the three months ended March 31, 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under our share repurchase program (1)
(in thousands, except share price)
January 1, 2025 – January 31, 2025	505	13.32	505	6,725
February 1, 2025 – February 28, 2025	254	12.94	254	3,286
March 1, 2025 – March 31, 2025	—	—	—	—
Total	759	$13.19	759	$10,011

(1) In October 2024, our Board approved an increase of the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. There is no guarantee that such repurchases under the program will enhance the value of our stock. As of March 31, 2025, the total remaining amount available for repurchase under the Plan was $170.0 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1

Amendment No. 4 to Credit Agreement, dated as of January 30, 2025, among Adeia Inc., the subsidiaries of Adeia Inc. party thereto, Bank of America, N.A. as administrative agent and collateral agent, and the lenders party thereto (including Conformed Credit Agreement giving effect to Amendments) filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2025, and incorporated herein by reference)

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

Dated: May 6, 2025

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer