Form 10-Q
period 2025-06-30
Adeia Inc.
filed 2025-08-07
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of July 24, 2025 was 109,368,598

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$85,735	$87,350	$173,405	$170,755
Operating expenses:
Research and development	15,857	14,799	32,324	28,724
Selling, general and administrative	32,129	24,617	60,561	48,646
Amortization expense	14,170	20,030	28,252	43,187
Litigation expense	7,174	4,262	13,028	7,192
Total operating expenses	69,330	63,708	134,165	127,749
Operating income	16,405	23,642	39,240	43,006
Interest expense	(10,216)	(13,296)	(20,865)	(27,471)
Other income and expense, net	1,434	1,428	3,146	2,828
Loss on debt extinguishment	—	(453)	—	(453)
Income before income taxes	7,623	11,321	21,521	17,910
Provision for (benefit from) income taxes	(9,099)	2,939	(7,015)	8,629
Net income	$16,722	$8,382	$28,536	$9,281
Net income per share:
Basic	$0.15	$0.08	$0.26	$0.09
Diluted	$0.15	$0.07	$0.25	$0.08
Weighted average number of shares used in per share calculations
Basic	108,832	108,667	108,387	108,216
Diluted	112,179	112,536	112,597	112,757

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$16,722	$8,382	$28,536	$9,281
Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on marketable securities	1	(25)	45	(88)
Other comprehensive income (loss), net of tax	1	(25)	45	(88)
Total comprehensive income	$16,723	$8,357	$28,581	$9,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$84,247	$78,825
Marketable securities	32,232	31,567
Total cash, cash equivalents, and marketable securities	116,479	110,392
Accounts receivable, net of allowance for credit losses of $713 and $713, respectively	28,626	34,145
Unbilled contracts receivable, net	107,015	104,047
Other current assets	15,166	9,792
Total current assets	267,286	258,376
Long-term unbilled contracts receivable	47,933	62,767
Property and equipment, net	5,686	6,278
Operating lease right-of-use assets	8,738	9,322
Intangible assets, net	277,525	301,177
Goodwill	313,660	313,660
Long-term income tax receivable	124,218	112,441
Other long-term assets	37,847	33,940
Total assets	$1,082,893	$1,097,961
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,082	$8,045
Accrued legal fees	5,311	1,790
Accrued liabilities	19,171	22,727
Current portion of long-term debt	21,007	21,021
Deferred revenue	37,961	19,523
Total current liabilities	86,532	73,106
Deferred revenue, less current portion	55,942	64,555
Long-term debt, net	427,924	454,435
Noncurrent operating lease liabilities	8,923	9,480
Long-term income tax payable	85,342	84,585
Other long-term liabilities	15,314	15,229
Total liabilities	679,977	701,390
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; (2025: authorized 15,000 shares; 2024: authorized 15,000 shares and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2025: authorized 350,000 shares, issued 127,342 shares, outstanding 109,325 shares; 2024: authorized 350,000 shares, issued 123,952 shares, outstanding 108,072 shares)	127	125
Additional paid-in capital	667,250	648,914
Treasury stock at cost (2025: 18,017 shares; 2024: 15,880 shares)	(285,018)	(255,301)
Accumulated other comprehensive income (loss)	44	(1)
Retained earnings	20,513	2,834
Total stockholders’ equity	402,916	396,571
Total liabilities and equity	$1,082,893	$1,097,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$28,536	$9,281
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	997	1,010
Amortization of intangible assets	28,252	43,187
Stock-based compensation expense	16,944	11,737
Deferred income taxes	(4,917)	(3,596)
Loss on debt extinguishment	—	453
Amortization of debt issuance costs	1,652	1,601
Other	(230)	(1,272)
Changes in operating assets and liabilities:
Accounts receivable	5,521	14,666
Unbilled contracts receivable	11,866	(4,368)
Other assets	(15,557)	5,331
Accounts payable	(4,198)	(2,864)
Accrued and other liabilities	1,565	(1,716)
Deferred revenue	9,825	17,240
Net cash provided by operating activities	80,256	90,690
Cash flows from investing activities:
Purchases of property and equipment	(420)	(1,214)
Purchases of intangible assets	(5,350)	(8,476)
Purchases of short-term investments	(12,989)	(18,701)
Proceeds from maturities of investments	12,600	20,150
Net cash used in investing activities	(6,159)	(8,241)
Cash flows from financing activities:
Payment of dividends	(10,857)	(10,853)
Principal payments on debt agreements	(28,178)	(52,139)
Proceeds from employee stock purchase program and exercise of stock options	1,392	1,539
Repurchases of common stock for tax withholdings on equity awards	(19,706)	(9,102)
Repurchases of common stock	(11,326)	—
Net cash used in financing activities	(68,675)	(70,555)
Net increase in cash and cash equivalents	5,422	11,894
Cash and cash equivalents at beginning of period	78,825	54,560
Cash and cash equivalents at end of period	$84,247	$66,454
Supplemental disclosure of cash flow information:
Interest paid	$17,722	$24,470
Income taxes paid, net of refunds	$13,599	$5,984

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Three Months Ended June 30, 2025	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at April 1, 2025	108,444	$126	$657,344	17,406	$(277,269)	$43	$9,226	$389,470
Net income	—	—	—	—	—	—	16,722	16,722
Other comprehensive income	—	—	—	—	—	1	—	1
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,435)	(5,435)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	144	—	1,206	—	—	—	—	1,206
Issuance of restricted stock, net of shares canceled	1,348	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(611)	—	—	611	(7,749)	—	—	(7,749)
Stock-based compensation expense	—	—	8,700	—	—	—	—	8,700
Balance at June 30, 2025	109,325	$127	$667,250	18,017	$(285,018)	$44	$20,513	$402,916

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Six Months Ended June 30, 2025	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2025	108,072	$125	$648,914	15,880	$(255,301)	$(1)	$2,834	$396,571
Net income	—	—	—	—	—	—	28,536	28,536
Other comprehensive income	—	—	—	—	—	45	—	45
Cash dividends paid on common stock ($0.10 per share)	—	—	—	—	—	—	(10,857)	(10,857)
Issuance of common stock in connection with exercise of stock options	15	—	186	—	—	—	—	186
Issuance of common stock in connection with employee stock purchase plan	144	—	1,206	—	—	—	—	1,206
Issuance of restricted stock, net of shares canceled	3,231	2	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(1,377)	—	—	1,377	(19,706)	—	—	(19,706)
Repurchases of common stock	(760)	—	—	760	(10,011)	—	—	(10,011)
Stock-based compensation expense	—	—	16,944	—	—	—	—	16,944
Balance at June 30, 2025	109,325	$127	$667,250	18,017	$(285,018)	$44	$20,513	$402,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Three Months Ended June 30, 2024	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at April 1, 2024	108,453	$122	$635,552	14,015	$(230,226)	$(71)	$(55,426)	$349,951
Net income	—	—	—	—	—	—	8,382	8,382
Other comprehensive loss	—	—	—	—	—	(25)	—	(25)
Cash dividends paid on common stock ($0.05 per share)	—	—	(5,433)	—	—	—	—	(5,433)
Issuance of common stock in connection with exercise of stock options	7	—	66	—	—	—	—	66
Issuance of common stock in connection with employee stock purchase plan	120	—	975	—	—	—	—	975
Issuance of restricted stock, net of shares canceled	397	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(123)	—	—	123	(1,373)	—	—	(1,373)
Stock-based compensation expense	—	—	6,592	—	—	—	—	6,592
Balance at June 30, 2024	108,854	$123	$637,752	14,138	$(231,599)	$(96)	$(47,044)	$359,136

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Six Months Ended June 30, 2024	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2024	107,384	$121	$635,331	13,346	$(222,497)	$(8)	$(56,325)	$356,622
Net income	—	—	—	—	—	—	9,281	9,281
Other comprehensive loss	—	—	—	—	—	(88)	—	(88)
Cash dividends paid on common stock ($0.10 per share)	—	—	(10,853)	—	—	—	—	(10,853)
Issuance of common stock in connection with exercise of stock options	53	—	562	—	—	—	—	562
Issuance of common stock in connection with employee stock purchase plan	120	—	975	—	—	—	—	975
Issuance of restricted stock, net of shares canceled	2,089	2	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(792)	—	—	792	(9,102)	—	—	(9,102)
Stock-based compensation expense	—	—	11,737	—	—	—	—	11,737
Balance at June 30, 2024	108,854	$123	$637,752	14,138	$(231,599)	$(96)	$(47,044)	$359,136

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP consisting of more than 13,000 patents and patent applications worldwide.

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

The Company’s consolidated financial statements include the accounts of Adeia Inc. and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31 and employs a calendar month-end reporting period for its quarterly reporting. The Company operates under one reportable segment, IP Licensing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2025, as compared to the significant accounting policies described in the Form 10-K.

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

Description of Revenue-Generating Activities

IP License Arrangements

The Company licenses (i) its media patent portfolio (“Media IP licensing”) to multichannel video programming distributors, over-the-top (“OTT”) video service providers, consumer electronics manufacturers, social media, and other new media companies and (ii) its semiconductor technologies and associated patent portfolio (“Semiconductor IP licensing”) to memory, logic, sensors, radio frequency component, and foundry companies. The Company generally licenses its IP portfolios under three models: (i) per-unit or per-subscriber Media IP or Semiconductor IP royalty licensing, (ii) fixed-fee Media IP licensing, and (iii) fixed-fee or minimum guarantee Semiconductor IP licensing.

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

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Recurring revenue	$85,097	$82,269	$169,506	$165,045
Non-recurring revenue	638	5,081	3,899	5,710
Total revenue	$85,735	$87,350	$173,405	$170,755

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Media	$81,041	$83,626	$165,027	$164,063
Semiconductor	4,694	3,724	8,378	6,692
Total revenue	$85,735	$87,350	$173,405	$170,755

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30, 2025	December 31, 2024
Unbilled contracts receivable	$107,015	$104,047
Other current assets	597	711
Long-term unbilled contracts receivable	47,933	62,767
Other long-term assets	970	919
Total contract assets	$156,515	$168,444

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

The allowance for credit losses at June 30, 2025 and December 31, 2024 was $0.7 million and is presented as part of accounts receivable, net in the Condensed Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,204	$1,703	$10,653	$3,708
Performance obligations satisfied in previous periods (1)	$503	$4,864	$3,429	$5,076

(1) Performance obligations satisfied in previous periods consist mainly of fees associated with releases for past patent infringement, settlements of litigation during the period, and revenue from past royalties owed pursuant to expired or terminated IP license agreements. For long-term and multi-year revenue contracts, the Company recorded revenue from the releases for past infringement during the three months and six months ended June 30, 2025 and 2024 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements (in thousands).

As of June 30, 2025
Revenue from contracts with performance obligations expected to be satisfied in:
2025 (remaining 6 months)	94,446
2026	91,357
2027	76,166
2028	66,191
2029	58,816
Thereafter	17,732
Total	$404,708

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid income taxes	$7,077	$2,934
Prepaid expenses	3,281	2,287
Prepaid insurance	1,097	1,124
Other	3,711	3,447
Total other current assets	$15,166	$9,792

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Equipment, furniture and other	$17,781	$17,376
Leasehold improvements	6,293	6,293
Total property and equipment	24,074	23,669
Less: accumulated depreciation	(18,388)	(17,391)
Total property and equipment, net	$5,686	$6,278

Other long-term assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Long-term deferred tax assets	$35,944	$31,027
Other assets	1,903	2,913
Total other long-term assets	$37,847	$33,940

Accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Employee compensation and benefits	$5,999	$11,461
Current portion of guarantee (1)	3,850	3,850
Accrued expenses	6,380	2,936
Current portion of operating lease liabilities	518	481
Accrued income taxes	—	325
Other	2,424	3,674
Total accrued liabilities	$19,171	$22,727

(1) Refer to “Note 14 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Long-term portion of guarantee (1)	$13,233	$13,233
Other	2,081	1,996
Total other long-term liabilities	$15,314	$15,229

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

The following is a summary of marketable securities at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$2,762	$—	$(2)	$—	$2,760
Corporate bonds and notes	24,912	92	(4)	—	25,000
Treasury and agency notes and bills	4,474	—	(2)	—	4,472
Total debt securities	32,148	92	(8)	—	32,232
Money market funds	5,025	—	—	—	5,025
Total equity securities	5,025	—	—	—	5,025
Total marketable securities	$37,173	$92	$(8)	$—	$37,257
Reported in:
Cash and cash equivalents					$5,025
Marketable securities					32,232
Total marketable securities					$37,257

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$2,688	$1	$—	$—	$2,689
Corporate bonds and notes	25,726	76	(40)	—	25,762
Treasury and agency notes and bills	3,615	1	—	—	3,616
Total debt securities	32,029	78	(40)	—	32,067
Money market funds	4,322	—	—	—	4,322
Total equity securities	4,322	—	—	—	4,322
Total marketable securities	$36,351	$78	$(40)	$—	$36,389
Reported in:
Cash and cash equivalents					$4,822
Marketable securities					31,567
Total marketable securities					$36,389

At June 30, 2025 and December 31, 2024, the Company had $116.5 million and $110.4 million, respectively, in cash and cash equivalents and marketable securities. A portion of these amounts was held in marketable securities, as shown above. The remaining balances of $79.2 million and $74.0 million at June 30, 2025 and December 31, 2024, respectively, consisted of cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the three and six months ended June 30, 2025 and 2024. Unrealized losses on AFS debt securities were immaterial as of June 30, 2025 and December 31, 2024. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company did not recognize a provision for credit losses related to its AFS debt securities during the three and six months ended June 30, 2025 and 2024, respectively.

The estimated fair value of marketable debt securities by contractual maturity at June 30, 2025 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$16,161	$16,182
Due in one to two years	8,260	8,301
Due in two to three years	7,727	7,749
Total	$32,148	$32,232

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2024 and June 30, 2025.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of June 30, 2025 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$5,025	$5,025	$—	$—
Corporate bonds and notes - debt securities (2)	25,000	—	25,000	—
Commercial paper - debt securities (3)	2,760	—	2,760	—
Treasury and agency notes and bills - debt securities (3)	4,472	—	4,472	—
Total Assets	$37,257	$5,025	$32,232	$—

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The fair value of the Company’s long-term debt approximates its carrying value as of each of the periods described below. The carrying amounts and estimated fair values are as follows (in thousands):

	June 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$448,931	$449,492	$475,456	$475,456

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $10.0 million and $11.6 million as of June 30, 2025 and December 31, 2024, respectively. See “Note 8 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at June 30, 2025 and December 31, 2024 was $313.7 million. There were no changes to the carrying value of goodwill from January 1, through June 30, 2025. Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized during the three and six months ended June 30, 2025 and 2024.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	June 30, 2025			December 31, 2024
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired patents / core technology	3-10	$683,685	$(406,160)	$277,525	$679,085	$(377,908)	$301,177
Customer contracts and related relationships	3-9	155,900	(155,900)	—	155,900	(155,900)	—
Existing technology / content database	5-10	38,681	(38,681)	—	38,681	(38,681)	—
Trademarks/trade name	4-10	1,300	(1,300)	—	1,300	(1,300)	—
Total intangible assets		$879,566	$(602,041)	$277,525	$874,966	$(573,789)	$301,177

As of June 30, 2025, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2025 (remaining 6 months)	$28,334
2026	56,541
2027	56,189
2028	51,146
2029	48,897
Thereafter	36,418
Total	$277,525

NOTE 8 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	June 30, 2025	December 31, 2024
Long-term debt	$458,906	$487,083
Unamortized debt discount and issuance costs	(9,975)	(11,627)
	448,931	475,456
Less: current portion, net of debt discount and issuance costs	(21,007)	(21,021)
Total long-term debt, net of current portion	$427,924	$454,435

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

The 2020 Credit Agreement, as amended, contains customary events of default, upon the occurrence of which, after any applicable cure period, the lenders will have the ability to accelerate all outstanding loans thereunder. The 2020 Credit Agreement, as amended, also contains customary representations and warranties and affirmative and negative covenants that, among other things and subject to certain exceptions, restrict the ability of the Company and its subsidiaries to create or incur certain liens, incur or guarantee additional indebtedness, merge or consolidate with other companies, transfer or sell assets and make restricted payments. The 2020 Credit Agreement, as amended, requires the Company to maintain a total net leverage ratio of no greater than 3.00x in order to access a basket from which to make restricted payments (such as dividend payments and share repurchases). The Company was in compliance with all requirements under the 2020 Credit Agreement as of June 30, 2025. The 2020 Credit Agreement, as amended, also requires the Company to continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity.

Interest Expense and Expected Principal Payments

At June 30, 2025, the Company had $458.9 million in total debt outstanding. There were also $10.0 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Term Loan B as of June 30, 2025, including the amortization of debt discount and issuance costs, was 7.8% and interest is payable monthly. Interest expense was $8.9 million and $18.2 million for the three and six months ended June 30, 2025, respectively. Interest expense was $12.9 million and $25.4 million for the three and six months ended June 30, 2024, respectively. Amortized debt discount and issuance costs, which were included in interest expense, amounted to $0.8 million and $1.7 million for the three and six months ended June 30, 2025, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2025 (remaining 6 months)	$12,177
2026	24,354
2027	24,354
2028	398,021
Total	$458,906

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$16,722	$8,382	$28,536	$9,281

Denominator:
Weighted average shares of common stock outstanding	108,832	108,667	108,387	108,216
Add: Effect of dilutive securities associated with options	—	—	3	2
Add: Effect of dilutive securities associated with restricted stock awards and units	3,338	3,860	4,198	4,532
Add: Effect of dilutive securities associated with employee stock purchase program	9	9	9	7
Weighted average common shares – dilutive	112,179	112,536	112,597	112,757

Basic net income per share	$0.15	$0.08	$0.26	$0.09

Diluted net income per share	$0.15	$0.07	$0.25	$0.08

Anti-dilutive employee stock-based awards, excluded	2,349	1,306	1,645	788

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

At the Company’s 2024 Annual Stockholders Meeting on May 9, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 EIP, which provided for (i) an increase of the number of shares reserved for issuance by 8,900,000 (from an initial share reserve of 16,800,000 under the prior 2020 EIP to 25,700,000 under the amended and restated 2020 EIP) and (ii) the removal of the “fungible share ratio” for future awards, such that all equity awards granted on or after May 9, 2024 will count on a one-to-one basis against the number of shares authorized for issuance under the 2020 EIP (whereas each share granted pursuant to “full value” awards (i.e. stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) prior to May 9, 2024 are counted against shares available for issuance on a 1.5 to 1 ratio). As of June 30, 2025, there were approximately 5.0 million shares reserved for future grants under the 2020 EIP.

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

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2024	66	$18.97
Options granted	—	$—
Options exercised	(15)	$12.74
Options canceled / forfeited / expired	(51)	$21.29
Balance at June 30, 2025	—	$—
Vested and exercisable at June 30, 2025	—	$—

Restricted Stock Awards

Information with respect to outstanding restricted stock units (including both time-based vesting and performance-based vesting) as of June 30, 2025 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2024	6,380	2,247	8,627	$10.98
Awards granted	2,648	291	2,939	$14.98
Awards vested / earned	(2,274)	(957)	(3,231)	$10.98
Awards canceled / forfeited	(147)	—	(147)	$10.32
Balance at June 30, 2025	6,607	1,581	8,188	$12.43

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

At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company’s stockholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance. As of June 30, 2025, there were approximately 4.9 million shares reserved for grant under the Company’s 2020 ESPP.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors (the “Board”). During the periods ended June 30, 2025 and 2024, quarterly dividends declared were $0.05 per common share, respectively.

The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board considers relevant.

Stock Repurchase Programs

In October 2024, the Company’s Board approved an increase of the existing share repurchase authorization up to a total of $200.0 million. During the six months ended June 30, 2025, the Company repurchased a total of approximately 0.8 million shares of common stock, at an average price of $13.19 per share for a total cost of $10.0 million. These purchases occurred during the three months ended March 31, 2025 and no repurchases were made during the three months ended June 30, 2025. The Company did not repurchase any shares during the six months ended June 30, 2024. As of June 30, 2025, the total remaining amount available for repurchase under this plan was $170.0 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. The Company may execute authorized repurchases from time to time under the plan.

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

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three and six months ended June 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$1,422	$1,093	2,656	1,902
Selling, general and administrative	7,278	5,499	14,288	9,835
Total stock-based compensation expense	$8,700	$6,592	$16,944	$11,737

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. The following assumptions were used to value the restricted stock units subject to market conditions granted during the six months ended June 30, 2025 and 2024:

	March 2025	May 2024
Expected life (years)	3.0	3.0
Risk-free interest rate	3.9%	4.5%
Dividend yield	1.5%	1.8%
Expected volatility	46.4%	57.0%

Grants under the 2020 ESPP occur in June and December, as discussed in “Note 10 – Stockholders’ Equity”. The following assumptions were used to value the shares for these grants.

	June 2025	June 2024
Expected life (years)	2.0	2.0
Risk-free interest rate	3.9%	4.8%
Dividend yield	1.4%	1.7%
Expected volatility	46.0%	57.0%

NOTE 12 – INCOME TAXES

The Company’s income tax provision and effective tax rate for interim periods are based on its estimated annual effective tax rate adjusted for discrete items during the period. For the three and six months ended June 30, 2025, the Company recorded income tax benefits of $9.1 million and $7.0 million, respectively. For the three and six months ended June 30, 2024, the Company recorded income tax expense of $2.9 million and $8.6 million, respectively. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to unrealized benefits associated with South Korea withholding tax refund claims. The decrease in income tax expense for the three and six months ended June 30, 2025, as compared to the same periods in the prior year was primarily due to unrealized benefits associated with South Korea withholding tax refund claims.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Fixed lease cost	$523	$511	$1,046	1,023
Variable lease cost	190	207	257	482
Total operating lease cost	$713	$718	$1,303	$1,505

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$433	$551	$983	$1,101

	June 30, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	6.79	7.24
Weighted-average discount rate:
Operating leases	8.6%	8.5%

Future minimum lease payments and related lease liabilities as of June 30, 2025 were as follows (in thousands):

Operating Lease Payments (1)
2025 (remaining 6 months) (2)	$159
2026 (2)	1,191
2027	2,455
2028	1,888
2029	1,944
Thereafter	5,828
Total lease payments	13,465
Less: imputed interest	(4,024)
Present value of lease liabilities:	$9,441

Less: current obligations under leases (accrued liabilities)	518
Noncurrent operating lease liabilities	$8,923

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

(2) Includes tenant improvements allowance of $1.0 million in 2025 and $1.2 million in 2026.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of June 30, 2025, the Company’s total future unconditional purchase obligations were approximately $4.8 million, including $1.9 million due in the remainder of 2025, $1.5 million due in 2026 and $1.4 million due thereafter.

Guarantee

Prior to the Separation, Adeia Media LLC, a subsidiary of the Company (“Adeia Media”), and a subsidiary of Xperi Inc. (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which Adeia Media guarantees the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, Adeia Media and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022, under which Adeia Media agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses under the Specified Agreement through 2031. Consequently, on October 1, 2022, the Company recognized a guarantee liability pursuant to ASC 460 “Guarantees” of $19.7 million, which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of the Company’s results of operations. As of June 30, 2025 and December 31, 2024, the balance of the guarantee liability was $17.1 million. Operating expense reimbursements are capped at a maximum of $7.5 million per annum. To date, such reimbursements have not been material.

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

The following table presents information with respect to the Company’s IP Licensing segment revenue, significant expenses and income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$85,735	$87,350	$173,405	$170,755
Less:
Personnel related expense	23,512	19,720	47,641	38,103
Patent portfolio expense	8,559	8,168	17,774	15,902
Patent related technical sales support expense	1,729	1,549	3,333	3,026
Amortization expense	14,170	20,030	28,252	43,187
Outside services expense	4,016	4,010	7,797	7,348
Litigation expense	7,174	4,262	13,028	7,192
Interest expense	10,216	13,296	20,865	27,471
Other segment items (1)	8,736	4,994	13,194	10,616
Provision for income taxes	(9,099)	2,939	(7,015)	8,629
Segment net income	$16,722	$8,382	$28,536	$9,281

(1) Other segment items include facilities and other related expenses, marketing and advertising expenses, depreciation expense, travel and entertainment expenses, other income and expense, and other overhead expenses.

Revenue by Geography and Customer Concentration

While the Company’s revenue is primarily derived in North America, a portion of the Company’s revenue is derived from licensees headquartered outside of the U.S., and it is expected that this revenue will continue to account for a portion of total revenue in future periods. Revenue is attributed to geographic locations based on the billing address of each customer. The table below lists the revenue by geography for the periods indicated (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
U.S.	$67,908	79%	$71,608	82%	$139,423	80%	$140,047	75%
Asia	12,340	14	10,325	11	23,279	13	19,840	18
Canada	3,093	4	3,376	4	6,223	4	6,573	4
Europe and Middle East	1,930	2	1,586	2	3,551	2	3,389	2
Other	464	1	455	1	929	1	906	1
	$85,735	100%	$87,350	100%	$173,405	100%	$170,755	100%

For the three and six months ended June 30, 2025 and 2024, there were two customers that each accounted for 10% or more of total revenue. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Customer A	20.0%	19.7%	19.8%	20.1%
Customer B	10.4%	11.4%	10.5%	11.9%

At June 30, 2025, the Company had one customer representing 63% of aggregate accounts receivable. At December 31, 2024, the Company had two customers representing 52% and 11% of aggregate accounts receivable, respectively.

Other Geography Information

At June 30, 2025 and December 31, 2024, property and equipment, net, was all located in the U.S.

NOTE 16 – SUBSEQUENT EVENTS

Declaration of Cash Dividends

On July 24, 2025, the Board declared a cash dividend of $0.05 per share of common stock, payable on September 16, 2025 to the stockholders of record at the close of business on August 26, 2025.

Tax Legislation

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S. which, among other changes, makes permanent certain tax provisions enacted in 2017 as part of the Tax Cuts and Jobs Act that were set to expire at the end of 2025. The OBBBA makes changes to certain U.S. corporate tax provisions, some of which are not effective until 2026 or later. The Company is currently evaluating its impact on the consolidated financial statements. As the legislation was signed into law after the close of the second quarter, the impacts will be included in the third quarter financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to promote understanding of the results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2024 found in the Form 10-K filed by us on February 19, 2025 (the “Form 10-K”). This section of this Form 10-Q generally discusses quarter over quarter comparisons of 2025 against 2024.

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

Business Overview

Adeia Inc. (“Adeia”, “we”) is a leading IP licensing platform in the consumer and entertainment space, with a diverse portfolio of media and semiconductor intellectual property and more than 13,000 patents and patent applications worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Our inventions are key enabling technologies that drive how consumers interact with entertainment and devices at home and on the go around the world. Our foundational technologies help elevate content and improve how audiences connect with it in a way that is more intelligent, immersive and personal. Our innovative solutions help power smart devices, entertainment experiences and more, and have created a unified ecosystem that reaches highly-engaged consumers and uncovered new business opportunities.

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

Key Metrics

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the three and six months ended June 30, 2025, as compared to the same period in 2024:

Three months ended June 30, 2025:

•
Revenue decreased by $1.6 million, or 1.8%, from $87.3 million in 2024 to $85.7 million in 2025.
•
Recurring revenues increased by $2.8 million, or 3.4% from $82.3 million in 2024 to $85.1 million in 2025.
•
Non-recurring revenues decreased by $4.4 million, or 87.4% from $5.1 million in 2024 to $0.6 million in 2025.
•
Cash provided by operating activities decreased slightly by $0.4 million, or 1.5% from $23.5 million in 2024 to $23.1 million in 2025.
•
We made $11.1 million in principal payments towards our term loan, bringing the outstanding balance to $458.9 million as of June 30, 2025.

Six months ended June 30, 2025:

•
Revenue increased by $2.7 million, or 1.6%, from $170.8 million in 2024 to $173.4 million in 2025.
•
Recurring revenues increased by $4.5 million, or 2.7% from $165.0 million in 2024 to $169.5 million in 2025.
•
Non-recurring revenues decreased by $1.8 million, or 31.7% from $5.7 million in 2024 to $3.9 million in 2025.
•
Cash provided by operating activities decreased by $10.4 million, or 11.5% from $90.7 million in 2024 to $80.3 million in 2025.
•
We completed another repricing of our term loan in January 2025, further reducing our interest rate by 50 basis points.
•
We made $28.2 million in principal payments towards our term loan, bringing the outstanding balance to $458.9 million as of June 30, 2025.
•
We repurchased $10.0 million of our common stock in the first quarter of 2025.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our IP rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Operating expenses:
Research and development	19	17	19	17
Selling, general and administrative	38	28	35	29
Amortization expense	16	23	16	25
Litigation expense	8	5	7	4
Total operating expenses	81	73	77	75
Operating income	19	27	23	25
Interest expense	(12)	(15)	(12)	(16)
Other income and expense, net	2	2	2	2
Loss on debt extinguishment	—	(1)	—	—
Income before income taxes	9	13	13	11
Provision for (benefit from) income taxes	(11)	3	(4)	5
Net income	20%	10%	17%	6%

The following table sets forth our revenue for the three and six months ended June 30, 2025 and 2024 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Decrease	% Change	2025	2024	Increase	% Change
Revenue	$85,735	$87,350	$(1,615)	(2)%	$173,405	$170,755	$2,650	2%

The decrease in revenue during the three months ended June 30, 2025, as compared to the same period in 2024, was primarily attributable to the execution of the settlement agreement and multi-year renewal with X Corp. in the second quarter of 2024, which resulted in non-recurring revenue in that quarter that did not recur in 2025.

Recurring revenue for the three months ended June 30, 2025 and 2024 were $85.1 million and $82.3 million, respectively. The increase of $2.8 million was driven primarily by the execution of license agreements with new customers in the second half of 2024 and the first half of 2025, partially offset by declines in royalty revenue from certain Pay-TV customers.

Non-recurring revenues for the three months ended June 30, 2025 and 2024 were $5.1 million and $0.6 million, respectively. The decrease of $4.4 million was primarily attributable to the execution of the settlement agreement and multi-year renewal with X Corp. in the second quarter of 2024, which resulted in non-recurring revenue in that quarter that did not recur in 2025.

The increase in revenue during the six months ended June 30, 2025, as compared to the same period in 2024, was primarily attributable to the execution of license agreements with new customers in the second half of 2024 and the first half of 2025. Increases were partially offset by the execution of the settlement agreement and multi-year renewal with X Corp. in the second quarter of 2024.

Recurring revenue for the six months ended June 30, 2025 and 2024 were $169.5 million and $165.0 million, respectively. The increase of $4.5 million was primarily driven by the execution of license agreements with new customers in the second half of 2024 and the first half of 2025, partially offset by declines in royalty revenue from certain Pay-TV customers.

Non-recurring revenues for the six months ended June 30, 2025 and 2024 were $3.9 million and $5.7 million, respectively. The decrease of $1.8 million was primarily attributable to the execution of the settlement agreement and multi-year renewal with X Corp. in the second quarter of 2024, partially offset by the execution of license agreements with new customers in the first half of 2025, for which a portion of revenue was recognized up-front in such period.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Increase	% Change	2025	2024	Increase	% Change
Research and development	$15,857	$14,799	$1,058	7%	$32,324	$28,724	$3,600	13%

The increase in R&D expense during the three and six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in patent portfolio expenses, patent technical support expenses, and an increase in personnel related costs as a result of increased headcount.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Increase	% Change	2025	2024	Increase	% Change
Selling, general and administrative	$32,129	$24,617	$7,512	31%	$60,561	$48,646	$11,915	24%

The increase in SG&A expense during the three months ended June 30, 2025, as compared to the same period in 2024, was primarily due to increases in personnel related costs as a result of increased headcount and advertising expense, partially offset by decreases in outside services.

The increase in SG&A expense during the six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to increases in personnel related costs as a result of increased headcount, advertising expense, and certain administrative costs associated with the repricing of our credit facility in the first quarter of 2025, partially offset by a decrease in outside services.

Amortization Expense (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Decrease	% Change	2025	2024	Decrease	% Change
Amortization expense	$14,170	$20,030	$(5,860)	(29)%	$28,252	$43,187	$(14,935)	(35)%

The decrease in amortization expense during the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to certain intangible assets becoming fully amortized during 2024. The decrease was partially offset by an increase in amortization expense as a result of patents acquired in the second half of 2024 and first half of 2025.

Litigation Expense (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Increase	% Change	2025	2024	Increase	% Change
Litigation expense	$7,174	$4,262	$2,912	68%	$13,028	$7,192	$5,836	81%

The increase in litigation expense during the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to increased activity in current litigation matters. See Part II, Item 1 – Legal Proceedings for additional information regarding these matters.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

Interest Expense (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Decrease	% Change	2025	2024	Decrease	% Change
Interest expense	$10,216	$13,296	$(3,080)	(23)%	$20,865	$27,471	$(6,606)	(24)%

The decrease in interest expense during the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to lower debt balance, the reduction of the interest rate margin resulting from the repricing of our Term Loan B during the second quarter of 2024 and the first quarter of 2025, and the Federal Reserve interest rate cut during the third quarter of 2024.

Other Income and Expense, Net (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Increase	% Change	2025	2024	Increase	% Change
Other income and expense, net	$1,434	$1,428	$6	0%	$3,146	$2,828	$318	11%

The increase in other income and expense, net during the three and six months ended June 30, 2025, as compared to the same period in 2024, was primarily due to an increase in interest income from significant financing components from certain revenue contracts.

Loss on Debt Extinguishment

During the three and six months ended June 30, 2024, we recognized $0.5 million associated with the repricing of our Term Loan B. There were no such costs in 2025. Refer to discussion below for further detail on the repricing of our Term Loan B.

Provision for Income Taxes (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2025	2024	Decrease	% Change	2025	2024	Decrease	% Change
Provision for (benefit from) income taxes	$(9,099)	$2,939	$(12,038)	(410)%	$(7,015)	$8,629	$(15,644)	(181)%

Our income tax provision for interim periods is based on the estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended June 30, 2025, we recorded an income tax benefit of $9.1 million on pretax income of $7.6 million, and for the six months ended June 30, 2025, we recorded an income tax benefit of $7.0 million on pretax income of $21.5 million, which resulted in effective tax rates of (119.4)% and (32.6)%, respectively, for the three and six months ended June 30, 2025. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to unrealized benefits associated with South Korea withholding tax refund claims.

For the three months ended June 30, 2024, we recorded income tax expense of $2.9 million on pretax income of $11.3 million, and for the six months ended June 30, 2024, we recorded an income tax expense of $8.6 million on pretax income of $17.9 million, which resulted in effective tax rates of 26.0% and 48.2%, respectively, for the three and six months ended June 30, 2024.

The decrease in income tax expense for the three and six months ended June 30, 2025, as compared to the same periods in the prior year was primarily due to unrealized benefits associated with South Korea withholding tax refund claims.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. After considering the evidence to assess the recoverability of our net deferred tax assets, we concluded that it was more-likely-than-not that we would realize our federal and certain state deferred tax assets.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents for the six months ended June 30, 2025 and 2024.

	As of
(in thousands)	June 30, 2025	December 31, 2024
Cash and cash equivalents	$84,247	$78,825
Marketable securities	32,232	31,567
Total cash, cash equivalents and marketable securities	$116,479	$110,392

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities	$80,256	$90,690
Net cash used in investing activities	$(6,159)	$(8,241)
Net cash used in financing activities	$(68,675)	$(70,555)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments in marketable securities. Cash, cash equivalents and marketable securities were $116.5 million at June 30, 2025, an increase of $6.1 million from $110.4 million at December 31, 2024. This increase primarily resulted from $80.3 million of cash generated from operations, partially offset by $28.2 million in repayment of our long-term debt, $19.7 million in repurchases of common stock associated with tax withholdings on equity awards, $11.3 million in repurchases of common stock, $10.9 million in dividends paid, and $5.4 million in purchases of intangible assets.

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

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the principal payments of $28.2 million made by us under the existing Term Loan B during the six months ended June 30, 2025, our cash requirements have not materially changed since December 31, 2024. We expect to continue to make additional payments on our existing debt from cash generated from operations.

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

Quarterly Dividends

In June 2025, we paid quarterly cash dividends of $0.05 per share of common stock. In July 2025, our Board authorized payment of a quarterly cash dividend of $0.05 per share, to be paid in September 2025.

Stock Repurchase Plan

In October 2024, our Board approved an increase of the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. During the six months ended June 30, 2025, we repurchased a total of approximately 0.8 million shares of common stock, at an average price of $13.19 per share for a total cost of $10.0 million. These purchases occurred during the three months ended March 31, 2025 and no repurchases were made during the three months ended June 30, 2025. We did not repurchase any shares during the six months ended June 30, 2024. As of June 30, 2025, the total remaining amount available for repurchase under this plan was $170.0 million.

We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including, but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

Cash Flows from Operating Activities

Cash flows provided by operations were $80.3 million for the six months ended June 30, 2025, primarily due to our net income of $28.5 million being adjusted for non-cash items of amortization of intangible assets of $28.3 million, stock-based compensation expense of $16.9 million, and $9.0 million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2024.

Cash flows provided by operations were $90.7 million for the six months ended June 30, 2024, primarily due to our net income of $9.3 million being adjusted for non-cash items of amortization of intangible assets of $43.2 million, amortization of debt issuance costs of $1.6 million, stock-based compensation expense of $11.7 million, depreciation of property and equipment of $1.0 million and $24.5 million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2023.

Cash Flows from Investing Activities

Net cash used in investing activities was $6.2 million for the six months ended June 30, 2025, primarily due to purchases of short-term investments in marketable securities of $13.0 million, purchases of intangible assets of $5.4 million, and proceeds from maturities of marketable securities of $12.6 million.

Net cash used in investing activities was $8.2 million for the six months ended June 30, 2024, primarily due to purchases of short-term investments of $18.7 million, purchases of property and equipment of $1.2 million, purchases of intangible assets of $8.5 million, and proceeds from maturities of investments of $20.2 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of leasehold improvements, purchases of computer hardware and software, information systems, and semiconductor production and test equipment. During the six months ended June 30, 2025 and 2024, we spent $0.4 million and $1.2 million on capital expenditures, respectively. Our capital expenditures for intangible assets consists primarily of acquired patents. During the six months ended June 30, 2025 and 2024, we spent $5.4 million and $8.5 million on purchases of intangible assets, respectively. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $68.7 million for the six months ended June 30, 2025 due to $28.2 million in repayment of indebtedness, $10.9 million in dividends paid, $19.7 million in repurchases of common stock for tax withholdings on equity awards, and $11.3 million in repurchases of common stock.

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

As of June 30, 2025, $458.9 million was outstanding under the term loan B facility with an interest rate, including unamortized debt discount and issuance costs of $10.0 million. Interest is payable monthly. Under the existing loan agreement, we have future minimum principal payments for our debt of $12.2 million in the remainder of 2025, $24.4 million each year from 2026 through 2027, with the remaining principal balance of $398.0 million due in 2028. The 2020 Credit Agreement, as amended, also requires that we continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity. Based on certain leverage ratios and the voluntary prepayments we made during the year ended December 31, 2024, no excess cash flow payment is required in 2025. The term loan B facility contains customary covenants, and as of June 30, 2025, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2025, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

Bell Patent Infringement Litigation

On July 27, 2021, Adeia Guides and Adeia Media Holdings LLC (formerly known as TiVo LLC) (together, “Adeia Media”) filed a patent infringement complaint against Bell Canada and four of its affiliates, Telefonaktiebolaget L M Ericsson, Ericsson Canada Inc., and MK Systems USA Inc. and MK Mediatech Canada Inc. (collectively, “Defendants”) in Toronto, Canada, alleging infringement of four patents (the “Bell Litigation”). The Defendants filed a motion to strike various portions of the statement of claim in the Bell Litigation. On March 22, 2022, the Court issued an order on Defendants’ motion to strike, dismissing-in-part and granting-in-part. On April 1, 2022, the Defendants filed a Notice of Motion to Appeal the Court’s order on Defendants’ motion to strike. On June 30, 2022, the Court of Appeal issued its decision in Defendants' appeal in which it ruled in Adeia Media's favor and dismissed Defendants’ appeal. On September 30, 2022, Defendants filed a motion for bifurcation, asking the Federal Court of Canada to bifurcate the case into two phases: a first phase related to liability and injunction and second phase addressing damages if liability is found. The Court held a hearing on the motion for bifurcation on December 12, 2022. On February 15, 2023, the Court issued an order granting the motion for bifurcation in which the Court bifurcated the liability and injunction phase from the damages quantification phase of the case. The trial commenced on April 28, 2025. Closing arguments were held June 2-4, 2025. There is no set deadline for the Federal Court of Canada to issue a decision.

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

On November 7, 2024, Adeia Solutions LLC (“Adeia Solutions”) filed a complaint against The Walt Disney Company Benelux (BV), Disney Interactive Studios, Inc., and The Walt Disney Company Limited (collectively, “Disney Europe Defendants”) in the Regional Court of Munich, Germany, alleging infringement of one patent. Disney Europe Defendants filed their response to the complaint on June 30, 2025. Adeia Solutions’ reply to Disney Europe Defendants’ response to the complaint is due September 30, 2025. The oral hearing on the merits is set for February 25, 2026.

On November 7, 2024, Adeia Guides filed a complaint against the Disney Europe Defendants in the Unified Patent Court (“UPC”) Munich Local Division, Germany, alleging infringement of one patent. Disney Europe Defendants filed their Statement of Defence and Counterclaim for Revocation on March 10, 2025. Adeia Guides filed its reply to Disney Europe Defendants’ Statement of Defence and Counterclaim for Revocation on May 12, 2025. Oral hearing on the merits is set for January 15, 2026.

On November 7, 2024, Adeia Guides filed a complaint against Disney Europe Defendants in the UPC The Hague Local Division, The Netherlands, alleging infringement of one patent. Disney Europe Defendants filed their Statement of Defence and Counterclaim for Revocation on March 5, 2025. Adeia Guides filed its reply to the Disney Europe Defendants’ Statement of Defence and Counterclaim for Revocation on May 21, 2025. Oral hearing on the merits has not been set yet.

On November 11, 2024, Adeia Guides filed a complaint against The Walt Disney Company (Brasil) LTDA (“Disney Brazil”) in Rio de Janeiro State Court, Brazil, alleging infringement of four patents (the “Brazil Asserted Patents”). Disney Brazil’s answer to the complaint was filed on January 27, 2025. Adeia Guides filed its rebuttal to Disney Brazil’s answer to the complaint on May 15, 2025.

On January 27, 2025, Disney Brazil filed a patent invalidity lawsuit against Adeia Inc. and Adeia Guides Inc. (collectively.
“Adeia Brazil Invalidity Defendants”) at the Brazilian Patent and Trademark Office in Rio de Janeiro Federal Court, Brazil, alleging the Brazil Asserted Patents are invalid. Adeia Brazil Invalidity Defendants’ response to Disney Brazil’s invalidity complaint is due September 5, 2025.

Altice Declaratory Judgment of Noninfringement Litigation

On June 27, 2025, Altice USA, Inc., Cequel Communications, LLC and CSC Holdings, LLC (collectively, “Altice”) filed a complaint against Adeia Inc, Adeia Guides Inc., Adeia Media Holdings LLC, Adeia Technologies Inc. and Adeia Media Solutions Inc. (collectively, “Adeia Group”) in the United States District Court for the Southern District of New York seeking a declaratory judgment of noninfringement of ten of our patents. The date for Adeia Group to respond to Altice’s complaint and the trial date have not been set yet.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and six months ended June 30, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1*	Joinder Agreement, dated as of July 24, 2025, between Adeia Semiconductor, Inc. and Bank of America, N.A., as collateral agent

10.2	Guaranty Supplement, dated as of July 24, 2025, executed by Adeia Semiconductor, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

*

Schedules to this agreement have been omitted from the filing in reliance on Item 601(a)(5) of Regulation S-K promulgated by the SEC. Copies of any such schedules will be furnished supplementally to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 7, 2025

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer