Form 10-Q
period 2025-09-30
Adeia Inc.
filed 2025-11-06
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The number of shares outstanding of the registrant’s common stock as of October 23, 2025 was 109,510,191

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$87,339	$86,101	$260,744	$256,856
Operating expenses:
Research and development	16,040	14,825	48,364	43,549
Selling, general and administrative	24,920	26,903	85,481	75,549
Amortization expense	14,175	13,600	42,427	56,787
Litigation expense	5,195	2,652	18,223	9,844
Total operating expenses	60,330	57,980	194,495	185,729
Operating income	27,009	28,121	66,249	71,127
Interest expense	(10,054)	(12,758)	(30,919)	(40,229)
Other income and expense, net	1,476	1,431	4,622	4,259
Loss on debt extinguishment	—	—	—	(453)
Income before income taxes	18,431	16,794	39,952	34,704
Provision for (benefit from) income taxes	9,603	(2,520)	2,588	6,109
Net income	$8,828	$19,314	$37,364	$28,595
Net income per share:
Basic	$0.08	$0.18	$0.34	$0.26
Diluted	$0.08	$0.17	$0.33	$0.25
Weighted average number of shares used in per share calculations
Basic	109,421	109,035	108,735	108,491
Diluted	112,823	113,124	112,676	112,881

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$8,828	$19,314	$37,364	$28,595
Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on marketable securities	(22)	247	23	159
Other comprehensive income (loss), net of tax	(22)	247	23	159
Total comprehensive income	$8,806	$19,561	$37,387	$28,754

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$56,090	$78,825
Marketable securities	58,984	31,567
Total cash, cash equivalents, and marketable securities	115,074	110,392
Accounts receivable, net of allowance for credit losses of $713 and $713, respectively	30,132	34,145
Unbilled contracts receivable, net	118,936	104,047
Other current assets	16,413	9,792
Total current assets	280,555	258,376
Long-term unbilled contracts receivable	44,531	62,767
Property and equipment, net	6,095	6,278
Operating lease right-of-use assets	8,461	9,322
Intangible assets, net	264,101	301,177
Goodwill	313,660	313,660
Long-term income tax receivable	120,718	112,441
Other long-term assets	30,547	33,940
Total assets	$1,068,668	$1,097,961
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,087	$8,045
Accrued liabilities	21,487	24,517
Current portion of long-term debt	20,994	21,021
Deferred revenue	29,777	19,523
Total current liabilities	75,345	73,106
Deferred revenue, less current portion	52,516	64,555
Long-term debt, net	417,691	454,435
Noncurrent operating lease liabilities	8,919	9,480
Long-term income tax payable	85,921	84,585
Other long-term liabilities	14,554	15,229
Total liabilities	654,946	701,390
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; (2025: authorized 15,000 shares; 2024: authorized 15,000 shares and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2025: authorized 350,000 shares, issued 127,577 shares, outstanding 109,469 shares; 2024: authorized 350,000 shares, issued 123,952 shares, outstanding 108,072 shares)	127	125
Additional paid-in capital	675,946	648,914
Treasury stock at cost (2025: 18,108 shares; 2024: 15,880 shares)	(286,243)	(255,301)
Accumulated other comprehensive income (loss)	22	(1)
Retained earnings	23,870	2,834
Total stockholders’ equity	413,722	396,571
Total liabilities and equity	$1,068,668	$1,097,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$37,364	$28,595
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	1,476	1,536
Amortization of intangible assets	42,427	56,787
Stock-based compensation expense	25,627	19,156
Deferred income taxes	2,256	(1,818)
Loss on debt extinguishment	—	453
Amortization of debt issuance costs	2,495	2,429
Other	(334)	(1,421)
Changes in operating assets and liabilities:
Accounts receivable	4,015	(3,547)
Unbilled contracts receivable	3,347	(15,711)
Other assets	(12,900)	(481)
Accounts payable	(4,285)	(170)
Accrued and other liabilities	(1,615)	(1,053)
Deferred revenue	(1,785)	20,246
Net cash provided by operating activities	98,088	105,001
Cash flows from investing activities:
Purchases of property and equipment	(1,216)	(1,274)
Purchases of intangible assets	(6,100)	(8,476)
Purchases of short-term investments	(46,256)	(25,094)
Proceeds from sales of investments	996	—
Proceeds from maturities of investments	18,200	26,450
Net cash used in investing activities	(34,376)	(8,394)
Cash flows from financing activities:
Payment of dividends	(16,328)	(16,303)
Principal payments on debt agreements	(39,267)	(64,153)
Proceeds from employee stock purchase program and exercise of stock options	1,405	1,547
Repurchases of common stock for tax withholdings on equity awards	(20,931)	(11,560)
Repurchases of common stock	(11,326)	—
Net cash used in financing activities	(86,447)	(90,469)
Net increase in cash and cash equivalents	(22,735)	6,138
Cash and cash equivalents at beginning of period	78,825	54,560
Cash and cash equivalents at end of period	$56,090	$60,698
Supplemental disclosure of cash flow information:
Interest paid	$25,735	$36,221
Income taxes paid, net of refunds	$14,383	$7,694
Unpaid purchases of property and equipment at the end of the period	$92	$235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Three Months Ended September 30, 2025	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2025	109,325	$127	$667,250	18,017	$(285,018)	$44	$20,513	$402,916
Net income	—	—	—	—	—	—	8,828	8,828
Other comprehensive loss	—	—	—	—	—	(22)	—	(22)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,471)	(5,471)
Issuance of common stock in connection with exercise of stock options	1	—	13	—	—	—	—	13
Issuance of restricted stock, net of shares canceled	233	—	—	—	—	—	—	—
Withholding taxes related to net share settlement of restricted awards	(91)	—	—	91	(1,225)	—	—	(1,225)
Stock-based compensation expense	—	—	8,683	—	—	—	—	8,683
Balance at September 30, 2025	109,468	$127	$675,946	18,108	$(286,243)	$22	$23,870	$413,722

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Nine Months Ended September 30, 2025	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2025	108,072	$125	$648,914	15,880	$(255,301)	$(1)	$2,834	$396,571
Net income	—	—	—	—	—	—	37,364	37,364
Other comprehensive income	—	—	—	—	—	23	—	23
Cash dividends paid on common stock ($0.10 per share)	—	—	—	—	—	—	(16,328)	(16,328)
Issuance of common stock in connection with exercise of stock options	16	—	199	—	—	—	—	199
Issuance of common stock in connection with employee stock purchase plan	144	—	1,206	—	—	—	—	1,206
Issuance of restricted stock, net of shares canceled	3,464	2	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(1,468)	—	—	1,468	(20,931)	—	—	(20,931)
Repurchases of common stock	(760)	—	—	760	(10,011)	—	—	(10,011)
Stock-based compensation expense	—	—	25,627	—	—	—	—	25,627
Balance at September 30, 2025	109,468	$127	$675,946	18,108	$(286,243)	$22	$23,870	$413,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Three Months Ended September 30, 2024	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at June 1, 2024	108,854	$123	$637,752	14,138	$(231,599)	$(96)	$(47,044)	$359,136
Net income	—	—	—	—	—	—	19,314	19,314
Other comprehensive income	—	—	—	—	—	247	—	247
Cash dividends paid on common stock ($0.05 per share)	—	—	(5,450)	—	—	—	—	(5,450)
Issuance of common stock in connection with exercise of stock options	1	—	6	—	—	—	—	6
Issuance of restricted stock, net of shares canceled	545	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(207)	—	—	207	(2,458)	—	—	(2,458)
Stock-based compensation expense	—	—	7,419	—	—	—	—	7,419
Balance at September 30, 2024	109,193	$124	$639,727	14,345	$(234,057)	$151	$(27,730)	$378,215

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Nine Months Ended September 30, 2024	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders' Equity
Balance at January 1, 2024	107,384	$121	$635,331	13,346	$(222,497)	$(8)	$(56,325)	$356,622
Net income	—	—	—	—	—	—	28,595	28,595
Other comprehensive income	—	—	—	—	—	159	—	159
Cash dividends paid on common stock ($0.10 per share)	—	—	(16,303)	—	—	—	—	(16,303)
Issuance of common stock in connection with exercise of stock options	54	—	568	—	—	—	—	568
Issuance of common stock in connection with employee stock purchase plan	120	—	975	—	—	—	—	975
Issuance of restricted stock, net of shares canceled	2,634	4	—	—	—	—	—	4
Withholding taxes related to net share settlement of restricted awards	(999)	(1)	—	999	(11,560)	—	—	(11,561)
Stock-based compensation expense	—	—	19,156	—	—	—	—	19,156
Balance at September 30, 2024	109,193	$124	$639,727	14,345	$(234,057)	$151	$(27,730)	$378,215

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

The Company’s consolidated financial statements include the accounts of Adeia Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions are eliminated in consolidation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2025 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31 and employs a calendar month-end reporting period for its quarterly reporting. The Company operates under one reportable segment, IP Licensing.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2025, as compared to the significant accounting policies described in the Form 10-K.

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

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Recurring revenue	$86,311	$82,704	$255,817	$249,844
Non-recurring revenue	1,028	3,397	4,927	7,012
Total revenue	$87,339	$86,101	$260,744	$256,856

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Media	$79,722	$82,177	$244,749	$246,240
Semiconductor	7,617	3,924	15,995	10,616
Total revenue	$87,339	$86,101	$260,744	$256,856

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2025	December 31, 2024
Unbilled contracts receivable	$118,936	$104,047
Other current assets	530	711
Long-term unbilled contracts receivable	44,531	62,767
Other long-term assets	1,012	919
Total contract assets	$165,009	$168,444

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

The allowance for credit losses at September 30, 2025 and December 31, 2024 was $0.7 million and is presented as part of accounts receivable, net in the Condensed Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$4,842	$1,540	$15,495	$5,248
Performance obligations satisfied in previous periods (1)	$1,232	$3,137	$4,132	$6,127

(1) Performance obligations satisfied in previous periods consist mainly of fees associated with releases for past patent infringement, settlements of litigation during the period, and revenue from past royalties owed pursuant to expired or terminated IP license agreements. For long-term and multi-year revenue contracts, the Company recorded revenue from the releases for past infringement during the three and nine months ended September 30, 2025 and 2024 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements (in thousands).

As of September 30, 2025
Revenue from contracts with performance obligations expected to be satisfied in:
2025 (remaining 3 months)	47,199
2026	92,612
2027	78,272
2028	68,339
2029	60,965
Thereafter	23,118
Total	$370,505

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid income taxes	$9,497	$2,934
Prepaid expenses	2,622	2,287
Prepaid insurance	1,020	1,124
Other	3,274	3,447
Total other current assets	$16,413	$9,792

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Equipment, furniture and other	$18,427	$17,376
Leasehold improvements	6,293	6,293
Total property and equipment	24,720	23,669
Less: Accumulated depreciation	(18,625)	(17,391)
Total property and equipment, net	$6,095	$6,278

Other long-term assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Long-term deferred tax assets	$28,771	$31,027
Other assets	1,776	2,913
Total other long-term assets	$30,547	$33,940

Accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Employee compensation and benefits	$9,104	$11,461
Accrued legal	$4,040	$1,790
Current portion of guarantee (1)	3,850	3,850
Accrued expenses	1,536	2,936
Current portion of operating lease liabilities	537	481
Accrued income taxes	—	325
Other	2,420	3,674
Total accrued liabilities	$21,487	$24,517

(1) Refer to “Note 14 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Long-term portion of guarantee (1)	$12,473	$13,233
Other	2,081	1,996
Total other long-term liabilities	$14,554	$15,229

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

The following is a summary of marketable securities at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Commercial paper	$11,648	$—	$(6)	$11,642
Corporate bonds and notes	46,270	116	(51)	46,335
Treasury and agency notes and bills	4,492	2	—	4,494
Total debt securities	62,410	118	(57)	62,471
Money market funds	677	—	—	677
Total equity securities	677	—	—	677
Total marketable securities	$63,087	$118	$(57)	$63,148
Reported in:
Cash and cash equivalents				$4,164
Marketable securities				58,984
Total marketable securities				$63,148

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Values
Marketable securities
Commercial paper	$2,688	$1	$—	$2,689
Corporate bonds and notes	25,726	76	(40)	25,762
Treasury and agency notes and bills	3,615	1	—	3,616
Total debt securities	32,029	78	(40)	32,067
Money market funds	4,322	—	—	4,322
Total equity securities	4,322	—	—	4,322
Total marketable securities	$36,351	$78	$(40)	$36,389
Reported in:
Cash and cash equivalents				$4,822
Marketable securities				31,567
Total marketable securities				$36,389

At September 30, 2025 and December 31, 2024, the Company had $115.1 million and $110.4 million, respectively, in cash and cash equivalents and marketable securities. A portion of these amounts was held in marketable securities, as shown above. The remaining balances of $51.9 million and $74.0 million at September 30, 2025 and December 31, 2024, respectively, consisted of cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the three and nine months ended September 30, 2025 and 2024. Unrealized losses on AFS debt securities were immaterial as of September 30, 2025 and December 31, 2024. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company did not recognize a provision for credit losses related to its AFS debt securities during the three and nine months ended September 30, 2025 and 2024, respectively.

The estimated fair value of marketable debt securities by contractual maturity at September 30, 2025 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$22,733	$22,759
Due in one to two years	19,458	19,492
Due in two to three years	16,731	16,733
Total	$58,922	$58,984

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2024 and September 30, 2025.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of September 30, 2025 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities (1)	$677	$677	$—	$—
Corporate bonds and notes - debt securities (2)	46,335	—	46,335	—
Commercial paper - debt securities (3)	11,642	—	11,642	—
Treasury and agency notes and bills - debt securities (3)	4,494	—	4,494	—
Total Assets	$63,148	$677	$62,471	$—

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The fair value of the Company’s long-term debt approximates its carrying value as of each of the periods described below. The carrying amounts and estimated fair values are as follows (in thousands):

	September 30, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$438,685	$440,330	$475,456	$475,456

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $9.1 million and $11.6 million as of September 30, 2025 and December 31, 2024, respectively. See “Note 8 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at September 30, 2025 and December 31, 2024 was $313.7 million. There were no changes to the carrying value of goodwill from January 1, through September 30, 2025. Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized during the three and nine months ended September 30, 2025 and 2024.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	September 30, 2025			December 31, 2024
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired patents / core technology	3-10	$684,436	$(420,335)	$264,101	$679,085	$(377,908)	$301,177
Customer contracts and related relationships	3-9	155,900	(155,900)	—	155,900	(155,900)	—
Existing technology / content database	5-10	38,681	(38,681)	—	38,681	(38,681)	—
Trademarks/trade name	4-10	1,300	(1,300)	—	1,300	(1,300)	—
Total intangible assets		$880,317	$(616,216)	$264,101	$874,966	$(573,789)	$301,177

As of September 30, 2025, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2025 (remaining 3 months)	14,184
2026	56,619
2027	56,268
2028	51,224
2029	48,976
Thereafter	36,830
Total	$264,101

NOTE 8 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	September 30, 2025	December 31, 2024
Long-term debt	$447,817	$487,083
Unamortized debt discount and issuance costs	(9,132)	(11,627)
	438,685	475,456
Less: current portion, net of debt discount and issuance costs	(20,994)	(21,021)
Total long-term debt, net of current portion	$417,691	$454,435

Term Loan B

The 2020 Credit Agreement dated June 1, 2020 (the “2020 Credit Agreement”), provides for a senior secured term loan B facility (the “Term Loan B”) with maturity on June 8, 2028. On May 20, 2024, the Company entered into Amendment No. 3

(“Amendment No. 3”) to the 2020 Credit Agreement, and executed a repricing of the outstanding amount of $561.1 million. Amendment No. 3 reduced the interest margins from SOFR plus a margin of 3.50% per annum to SOFR plus a margin of 3.00% per annum or base rate plus a margin of 2.00% per annum. In addition, Amendment No. 3 lowered the excess cash flow mandatory payment thresholds.

On January 30, 2025, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the 2020 Credit Agreement, and executed a repricing of the outstanding principal amount of $487.1 million. Amendment No. 4 further reduced the interest margins to SOFR plus a margin of 2.50% per annum or base rate plus a margin of 1.50% per annum.

The obligations under the 2020 Credit Agreement, as amended, continue to be guaranteed by the Company’s wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) and continue to be secured by a lien on substantially all assets of the Company and the Guarantors.

The 2020 Credit Agreement, as amended, contains customary events of default, representations, warranties, and affirmative and negative covenants. It also requires the Company to maintain a total net leverage ratio of no greater than 3.00x to access a basket for restricted payments (including dividends and share repurchases). As of September 30, 2025, the Company was in compliance with all requirements under the 2020 Credit Agreement, as amended.

The 2020 Credit Agreement, as amended, also requires the Company to continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity.

Interest Expense and Expected Principal Payments

At September 30, 2025, the Company had $447.8 million in total debt outstanding. Additionally, the Company had $9.1 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Term Loan B as of September 30, 2025, including the amortization of debt discount and issuance costs, was 7.8% and interest is payable monthly.

As of September 30, 2025, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2025 (remaining 3 months)	$6,089
2026	24,354
2027	24,354
2028	393,020
Total	$447,817

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$8,828	$19,314	$37,364	$28,595

Denominator:
Weighted average shares of common stock outstanding	109,421	109,035	108,735	108,491
Add: Effect of dilutive securities associated with options	1	—	2	2
Add: Effect of dilutive securities associated with restricted stock awards and units	3,396	4,086	3,931	4,383
Add: Effect of dilutive securities associated with employee stock purchase program	5	3	8	5
Weighted average common shares – dilutive	112,823	113,124	112,676	112,881

Basic net income per share	$0.08	$0.18	$0.34	$0.26

Diluted net income per share	$0.08	$0.17	$0.33	$0.25

Anti-dilutive employee stock-based awards, excluded	292	632	1,194	736

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

At the Company’s 2024 Annual Stockholders Meeting on May 9, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 EIP, which provided for (i) an increase of the number of shares reserved for issuance by 8,900,000 (from an initial share reserve of 16,800,000 under the prior 2020 EIP to 25,700,000 under the amended and restated 2020 EIP) and (ii) the removal of the “fungible share ratio” for future awards, such that all equity awards granted on or after May 9, 2024 will count on a one-to-one basis against the number of shares authorized for issuance under the 2020 EIP (whereas each share granted pursuant to “full value” awards (i.e. stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) prior to May 9, 2024 are counted against shares available for issuance on a 1.5 to 1 ratio). As of September 30, 2025, there were approximately 5.1 million shares reserved for future grants under the 2020 EIP.

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

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share
Balance at December 31, 2024	66	$18.97
Options granted	—	$—
Options exercised	(15)	$12.74
Options canceled / forfeited / expired	(51)	$21.29
Balance at September 30, 2025	—	$—
Vested and exercisable at September 30, 2025	—	$—

Restricted Stock Awards

Information with respect to outstanding restricted stock units (including both time-based vesting and performance-based vesting) as of September 30, 2025 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2024	6,380	2,247	8,627	$10.98
Awards granted	2,715	291	3,006	$14.97
Awards vested / earned	(2,507)	(957)	(3,464)	$10.93
Awards canceled / forfeited	(239)	—	(239)	$10.80
Balance at September 30, 2025	6,349	1,581	7,930	$12.52

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

At the 2022 Annual Stockholders Meeting on April 29, 2022, the Company’s stockholders approved an amendment to the 2020 ESPP and increased by 6.0 million the number of shares reserved for issuance. As of September 30, 2025, there were approximately 4.9 million shares reserved for grant under the Company’s 2020 ESPP.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors (the “Board”). In 2025 and 2024, the Company paid quarterly dividends of $0.05 per share in each of the March, June, September and December quarterly periods, respectively. During the periods ended September 30, 2025 and 2024, quarterly dividends declared were $0.05 per common share, respectively.

The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board considers relevant.

Stock Repurchase Programs

In October 2024, the Company’s Board approved an increase of the existing share repurchase authorization up to a total of $200.0 million. During the nine months ended September 30, 2025, the Company repurchased a total of approximately 0.8 million shares of common stock, at an average price of $13.18 per share for a total cost of $10.0 million. These purchases occurred during the three months ended March 31, 2025. No repurchases were made from April 1 through September 30, 2025. The Company did not repurchase any shares during the nine months ended September 30, 2024. As of September 30, 2025, the total remaining amount available for repurchase under this plan was $170.0 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method. No expiration date has been specified for this plan. The Company may execute authorized repurchases from time to time under the plan.

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

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation (“SBC”) expense for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$1,488	$1,126	4,144	3,028
Selling, general and administrative	7,195	6,293	21,483	16,128
Total stock-based compensation expense	$8,683	$7,419	$25,627	$19,156

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. The following assumptions were used to value the restricted stock units subject to market conditions granted during the nine months ended September 30, 2025 and 2024:

	2025	2024
Expected life (years)	3.0	3.0
Risk-free interest rate	3.9%	4.5%
Dividend yield	1.5%	1.8%
Expected volatility	46.4%	57.0%

Grants under the 2020 ESPP occur in June and December, as discussed in “Note 10 – Stockholders’ Equity”. The following assumptions were used to value the shares for these grants.

	2025	2024
Expected life (years)	2.0	2.0
Risk-free interest rate	3.9%	4.8%
Dividend yield	1.4%	1.7%
Expected volatility	46.0%	57.0%

NOTE 12 – INCOME TAXES

The Company’s income tax provision and effective tax rate for interim periods are based on its estimated annual effective tax rate adjusted for discrete items during the period. For the three and nine months ended September 30, 2025, the Company recorded income tax expense of $9.6 million and $2.6 million, respectively. For the three and nine months ended September 30, 2024, the Company recorded income tax benefit of $(2.5) million and expense of $6.1 million, respectively. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to unrealized foreign exchange gain or loss associated with South Korea withholding tax refund claims. The increase in income tax expense for the three months ended September 30, 2025, as compared to the same period in the prior year was primarily due to unrealized foreign exchange loss associated with South Korea withholding tax refund claims. The decrease in income tax expense for the nine months ended September 30, 2025, as compared to the same period in the prior year was primarily due to unrealized foreign exchange gain associated with South Korea withholding tax refund claims.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed lease cost	$523	$561	$1,569	1,671
Variable lease cost	190	171	447	468
Total operating lease cost	$713	$732	$2,016	$2,139

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$231	$502	$1,214	$1,603

	September 30, 2025	December 31, 2024
Weighted-average remaining lease term (years):
Operating leases	6.58	7.24
Weighted-average discount rate:
Operating leases	8.6%	8.5%

Future minimum lease payments and related lease liabilities as of September 30, 2025 were as follows (in thousands):

Operating Lease Payments (1)
2025 (remaining 3 months) (2)	$12
2026 (2)	1,107
2027	2,455
2028	1,888
2029	1,944
Thereafter	5,827
Total lease payments	13,233
Less: imputed interest	(3,777)
Present value of lease liabilities:	$9,456

Less: current obligations under leases (accrued liabilities)	537
Noncurrent operating lease liabilities	$8,919

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

(2) Includes tenant improvements allowance of $0.6 million in 2025 and $1.3 million in 2026.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of September 30, 2025, the Company’s total future unconditional purchase obligations were approximately $4.8 million, including $1.2 million due in the remainder of 2025, $1.8 million due in 2026 and $1.8 million due thereafter.

Guarantee

Prior to the Separation, Adeia Media LLC, a subsidiary of the Company (“Adeia Media”), and a subsidiary of Xperi Inc. (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which Adeia Media guarantees the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, Adeia Media and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022, under which Adeia Media agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses under the Specified Agreement through 2031. Consequently, on October 1, 2022, the Company recognized a guarantee liability pursuant to ASC 460 “Guarantees” of $19.7 million, which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of the Company’s results of operations. As of September 30, 2025 and December 31, 2024, the balance of the guarantee liability was $16.3 million and $17.1 million, respectively. Operating expense reimbursements are capped at a maximum of $7.5 million per annum. To date, such reimbursements have not been material.

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

NOTE 15 – SEGMENT INFORMATION

The Company has one reportable segment: IP Licensing. The IP Licensing segment derives revenues from license agreements to (i) its media patent portfolio and (ii) its semiconductor technologies patent portfolio, see further discussion on revenue generating activities in Note 3 – Revenue. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.

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

The following table presents information with respect to the Company’s IP Licensing segment revenue, significant expenses and income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$87,339	$86,101	$260,744	$256,856
Less:
Personnel related expense	23,165	21,269	70,806	59,372
Patent portfolio expense	8,853	8,161	26,627	24,064
Patent related technical sales support expense	1,802	1,680	5,135	4,706
Amortization expense	14,175	13,600	42,427	56,787
Outside services expense	2,929	4,318	10,726	11,666
Litigation expense	5,195	2,652	18,223	9,843
Interest expense	10,054	12,758	30,919	40,229
Other segment items (1)	2,735	4,869	15,929	15,485
Provision for income taxes	9,603	(2,520)	2,588	6,109
Segment net income	$8,828	$19,314	$37,364	$28,595

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
U.S.	$66,212	76%	$68,304	79%	$205,635	79%	$208,351	81%
Asia	15,148	17	12,314	14	38,427	15	32,154	12
Canada	3,082	4	3,206	4	9,305	4	9,779	4
Europe and Middle East	2,418	3	1,809	2	5,969	2	5,198	2
Other	479	—	468	1	1,408	—	1,374	1
	$87,339	100%	$86,101	100%	$260,744	100%	$256,856	100%

For the three and nine months ended September 30, 2025 and 2024, there were two customers that each accounted for 10% or more of total revenue. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Customer A	19.7%	20.0%	19.8%	20.1%
Customer B	10.0%	11.2%	10.3%	11.6%

At September 30, 2025, the Company had two customers representing 60% and 13% of aggregate accounts receivable, respectively. At December 31, 2024, the Company had two customers representing 52% and 11% of aggregate accounts receivable, respectively.

Other Geography Information

At September 30, 2025 and December 31, 2024, property and equipment, net, was all located in the U.S.

NOTE 16 – SUBSEQUENT EVENTS

Declaration of Cash Dividends

On October 21, 2025, the Board declared a cash dividend of $0.05 per share of common stock, payable on December 15, 2025 to the stockholders of record at the close of business on November 24, 2025.

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

Key Metrics

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the three and nine months ended September 30, 2025, as compared to the same period in 2024:

Three months ended September 30, 2025:

•
Revenue increased by $1.2 million, or 1.4%, from $86.1 million in 2024 to $87.3 million in 2025.
•
Recurring revenues increased by $3.6 million, or 4.4% from $82.7 million in 2024 to $86.3 million in 2025.
•
Non-recurring revenues decreased by $2.4 million, or 70.6% from $3.4 million in 2024 to $1.0 million in 2025.
•
Cash provided by operating activities increased by $3.5 million, or 24.5% from $14.3 million in 2024 to $17.8 million in 2025.
•
We made $11.1 million in principal payments towards our term loan, bringing the outstanding balance to $447.8 million as of September 30, 2025.

Nine months ended September 30, 2025:

•
Revenue increased by $3.8 million, or 1.5%, from $256.9 million in 2024 to $260.7 million in 2025.
•
Recurring revenues increased by $6.0 million, or 2.4% from $249.8 million in 2024 to $255.8 million in 2025.
•
Non-recurring revenues decreased by $2.1 million, or 29.7% from $7.0 million in 2024 to $4.9 million in 2025.
•
Cash provided by operating activities decreased by $6.9 million, or 6.6% from $105.0 million in 2024 to $98.1 million in 2025.
•
We completed another repricing of our term loan in January 2025, further reducing our interest rate by 50 basis points.
•
We made $39.3 million in principal payments towards our term loan, bringing the outstanding balance to $447.8 million as of September 30, 2025.
•
We repurchased $10.0 million of our common stock in the first quarter of 2025.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our IP rights to our customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	100%	100%	100%	100%
Operating expenses:
Research and development	18	17	19	17
Selling, general and administrative	29	31	33	29
Amortization expense	16	16	16	22
Litigation expense	6	3	7	4
Total operating expenses	69	67	75	72
Operating income	31	33	25	28
Interest expense	(12)	(15)	(12)	(16)
Other income and expense, net	2	2	2	2
Income before income taxes	21	20	15	14
Provision for (benefit from) income taxes	11	(3)	1	2
Net income	10%	23%	14%	12%

The following table sets forth our revenue for the three and nine months ended September 30, 2025 and 2024 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Increase	% Change	2025	2024	Increase	% Change
Revenue	$87,339	$86,101	$1,238	1%	$260,744	$256,856	$3,888	2%

The increase in revenue during the three months ended September 30, 2025, as compared to the same period in 2024, was primarily attributable the execution of license agreements with new customers and increased royalty revenue from certain semiconductor customers, partially offset by declines in royalty revenue from certain Pay-TV customers.

Recurring revenue for the three months ended September 30, 2025 and 2024 were $86.3 million and $82.7 million, respectively. The increase of $3.6 million was driven primarily by the execution of license agreements with new customers in 2024 and 2025, and increased royalty revenue from certain semiconductor customers, partially offset by declines in royalty revenue from certain Pay-TV customers.

Non-recurring revenues for the three months ended September 30, 2025 and 2024 were $1.0 million and $3.4 million, respectively. The decrease of $2.4 million was primarily attributable to the execution of license agreements with certain customers in the third quarter of 2024, which resulted in an increase in non-recurring revenue in that quarter than as compared to the third quarter of 2025.

The increase in revenue during the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily attributable to the execution of license agreements with new customers, partially offset by declines in royalty revenue from certain Pay-TV customers.

Recurring revenue for the nine months ended September 30, 2025 and 2024 were $255.8 million and $249.8 million, respectively. The increase of $6.0 million was primarily driven by the execution of license agreements with new customers, partially offset by declines in royalty revenue from certain Pay-TV customers.

Non-recurring revenues for the nine months ended September 30, 2025 and 2024 were $4.9 million and $7.0 million, respectively. The decrease of $2.1 million was primarily attributable to the execution of license agreements with customers in the second and third quarters of 2024, partially offset by the execution of license agreements with new customers in 2025.

Research and Development (in thousands, except for percentages):

Research and development expense (“R&D expense”) consists primarily of personnel costs, stock-based compensation, outside engineering consulting expenses associated with new IP development, as well as costs related to patent applications and examinations, reverse engineering, materials, supplies and an allocation of facilities costs. All R&D expense is expensed as incurred. We intend to make a continued investment in our R&D efforts because we believe they are essential to grow our patent portfolios to secure new customers and renew agreements with existing customers.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Increase	% Change	2025	2024	Increase	% Change
Research and development	$16,040	$14,825	$1,215	8%	$48,364	$43,549	$4,815	11%

The increase in R&D expense during the three and nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in patent portfolio expenses, patent technical support expenses, and an increase in personnel related costs as a result of increased headcount.

Selling, General and Administrative (in thousands, except for percentages):

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, sales commission, advertising, branding activities, stock-based compensation, professional services, facilities costs, and expenses related to our executive, finance, human resource, legal, and information technology organizations.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Decrease	% Change	2025	2024	Increase	% Change
Selling, general and administrative	$24,920	$26,903	$(1,983)	(7)%	$85,481	$75,549	$9,932	13%

The decrease in SG&A expense during the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to decreases in advertising expense and outside services, partially offset by increases in personnel related costs as a result of increased headcount.

The increase in SG&A expense during the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to increases in personnel related costs as a result of increased headcount and advertising expense, partially offset by decreases in outside services.

Amortization Expense (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Increase	% Change	2025	2024	Decrease	% Change
Amortization expense	$14,175	$13,600	$575	4%	$42,427	$56,787	$(14,360)	(25)%

The increase in amortization expense during the three months ended September 30, 2025, as compared to the same period in 2024, was primarily due to purchases of patent portfolios and the resulting amortization of those assets.

The decrease in amortization expense during the nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to certain intangible assets becoming fully amortized during 2024. The decrease was partially offset by an increase in amortization expense as a result of patents acquired in the second half of 2024 and first half of 2025.

Litigation Expense (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Increase	% Change	2025	2024	Increase	% Change
Litigation expense	$5,195	$2,652	$2,543	96%	$18,223	$9,844	$8,379	85%

The increase in litigation expense during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to increased activity in current litigation matters. See Part II, Item 1 – Legal Proceedings for additional information regarding these matters.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

Interest Expense (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Decrease	% Change	2025	2024	Decrease	% Change
Interest expense	$10,054	$12,758	$(2,704)	(21)%	$30,919	$40,229	$(9,310)	(23)%

The decrease in interest expense during the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to lower debt balances, the reduction of the interest rate margin resulting from the repricing of our Term Loan B during the second quarter of 2024 and the first quarter of 2025, and the Federal Reserve interest rate cut during 2024.

Other Income and Expense, Net (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Increase	% Change	2025	2024	Increase	% Change
Other income and expense, net	$1,476	$1,431	$45	3%	$4,622	$4,259	$363	9%

The increase in other income and expense, net during the three and nine months ended September 30, 2025, as compared to the same period in 2024, was primarily due to an increase in interest income from significant financing components from certain revenue contracts.

Loss on Debt Extinguishment

During the nine months ended September 30, 2024, we recognized $0.5 million associated with the repricing of our Term Loan B. There were no such costs in 2025. Refer to discussion below for further detail on the repricing of our Term Loan B.

Provision for Income Taxes (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024	Increase	% Change	2025	2024	Decrease	% Change
Provision for (benefit from) income taxes	$9,603	$(2,520)	$12,123	(481)%	$2,588	$6,109	$(3,521)	(58)%

Our income tax provision for interim periods is based on the estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended September 30, 2025, we recorded an income tax expense of $9.6 million on pretax income of $18.4 million, and for the nine months ended September 30, 2025, we recorded an income tax expense of $2.6 million on pretax income of $40.0 million, which resulted in effective tax rates of 52.1% and 6.5%, respectively, for the three and nine months ended September 30, 2025. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to unrealized foreign exchange gain or loss associated with South Korea withholding tax refund claims.

For the three months ended September 30, 2024, we recorded income tax benefit of $(2.5) million on pretax income of $16.8 million, and for the nine months ended September 30, 2024, we recorded an income tax expense of $6.1 million on pretax income of $34.7 million, which resulted in effective tax rates of (14.9)% and 17.6%, respectively, for the three and nine months ended September 30, 2024.

The increase in income tax expense for the three months ended September 30, 2025, as compared to the same period in the prior year was primarily due to unrealized foreign exchange loss associated with South Korea withholding tax refund claims. The decrease in income tax expense for the nine months ended September 30, 2025, as compared to the same period in the prior year was primarily due to unrealized foreign exchange gain associated with South Korea withholding tax refund claims.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. After considering the evidence to assess the recoverability of our net deferred tax assets, we concluded that it was more-likely-than-not that we would realize our federal and certain state deferred tax assets.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents for the nine months ended September 30, 2025 and 2024.

	As of
(in thousands)	September 30, 2025	December 31, 2024
Cash and cash equivalents	$56,090	$78,825
Marketable securities	58,984	31,567
Total cash, cash equivalents and marketable securities	$115,074	$110,392

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$98,088	$105,001
Net cash used in investing activities	$(34,376)	$(8,394)
Net cash used in financing activities	$(86,447)	$(90,469)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments in marketable securities. Cash, cash equivalents and marketable securities were $115.1 million at September 30, 2025, an increase of $4.7 million from $110.4 million at December 31, 2024. This increase primarily resulted from $98.1 million of cash generated from operations, partially offset by $39.3 million in repayment of our long-term debt, $20.9 million in repurchases of common stock associated with tax withholdings on equity awards, $11.3 million in repurchases of common stock, $16.3 million in dividends paid, and $6.1 million in purchases of intangible assets.

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

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024. Other than the principal payments of $39.3 million made by us under the existing Term Loan B during the nine months ended September 30, 2025, our cash requirements have not materially changed since December 31, 2024. We expect to continue to make additional payments on our existing debt from cash generated from operations.

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

Quarterly Dividends

In 2025 and 2024, we paid quarterly dividends of $0.05 per share in each of the March, June, September and December quarterly periods, respectively. In October 2025, our Board authorized payment of a quarterly cash dividend of $0.05 per share, to be paid in December 2025.

Stock Repurchase Plan

In October 2024, our Board approved an increase of the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. During the nine months ended September 30, 2025, we repurchased a total of approximately 0.8 million shares of common stock, at an average price of $13.18 per share for a total cost of $10.0 million. These purchases occurred during the three months ended March 31, 2025. No repurchases were made from April 1 through September 30, 2025. We did not repurchase any shares during the nine months ended September 30, 2024. As of September 30, 2025, the total remaining amount available for repurchase under this plan was $170.0 million.

We may continue to execute authorized repurchases from time to time under the Plan. The amount and timing of any repurchases under the Plan depend on a number of factors, including, but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the Plan will enhance the value of our common stock.

Cash Flows from Operating Activities

Cash flows provided by operations were $98.1 million for the nine months ended September 30, 2025, primarily due to our net income of $37.4 million being adjusted for non-cash items of amortization of intangible assets of $42.4 million, stock-based compensation expense of $25.6 million, and $(13.2) million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2024.

Cash flows provided by operations were $105.0 million for the nine months ended September 30, 2024, primarily due to our net income of $28.6 million being adjusted for non-cash items of amortization of intangible assets of $56.8 million, stock-based compensation expense of $19.2 million and $(0.7) million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2023.

Cash Flows from Investing Activities

Net cash used in investing activities was $34.4 million for the nine months ended September 30, 2025, primarily due to purchases of short-term investments in marketable securities of $46.3 million, purchases of intangible assets of $6.1 million, partially offset by proceeds from maturities of marketable securities of $18.2 million.

Net cash used in investing activities was $8.4 million for the nine months ended September 30, 2024, primarily due to purchases of short-term investments of $25.1 million, purchases of intangible assets of $8.5 million, partially offset by proceeds from maturities of investments of $26.5 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of leasehold improvements, purchases of computer hardware and software, information systems, and semiconductor production and test equipment. During the nine months ended September 30, 2025 and 2024, we spent $1.2 million and $1.3 million on capital expenditures, respectively. Our capital expenditures for intangible assets consists of acquired patents. During the nine months ended September 30, 2025 and 2024, we spent $6.1 million and $8.5 million on purchases of intangible assets, respectively. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $86.4 million for the nine months ended September 30, 2025, primarily due to $39.3 million in repayment of indebtedness, $16.3 million in dividends paid, $20.9 million in repurchases of common stock for tax withholdings on equity awards, and $11.3 million in repurchases of common stock.

Net cash used in financing activities was $90.5 million for the nine months ended September 30, 2024, primarily due to $64.2 million in repayment of indebtedness, $16.3 million in dividends paid, $11.6 million in repurchases of common stock for tax withholdings on equity awards.

Long-term Debt

The 2020 Credit Agreement dated June 1, 2020 (the “2020 Credit Agreement”), provides for a senior secured term loan B facility (the “Term Loan B”) with maturity on June 8, 2028. On May 20 2024, we entered into Amendment No. 3 (“Amendment No. 3”) to the 2020 Credit Agreement, and executed a repricing of the outstanding amount of $561.1 million. Amendment No. 3 reduced interest margins from SOFR plus a margin of 3.50% to SOFR plus a margin of 3.00% per annum or base rate plus a margin of 2.00% per annum. In addition, Amendment No. 3 lowered the excess cash flow mandatory payment thresholds.

On January 30, 2025, we entered into Amendment No. 4 (“Amendment No. 4”) to the 2020 Credit Agreement, and executed a repricing of the outstanding principal amount of $487.1 million. Amendment No. 4 further reduced the interest margins to SOFR plus a margin of 2.50% per annum or base rate plus a margin of 1.50% per annum.

The obligations under the 2020 Credit Agreement, as amended, continue to be guaranteed by our wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) and continue to be secured by a lien on substantially all our assets and those of the Guarantors.

As of September 30, 2025, $447.8 million was outstanding under the term loan B facility. Additionally, we had $9.1 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Term Loan B, including the amortization of debt discount and issuance costs, was 7.8% and interest is payable monthly.

Under the existing loan agreement, we have future minimum principal payments for our debt of $6.1 million in the remainder of 2025, $24.4 million each year from 2026 through 2027, with the remaining principal balance of $393.0 million due in 2028. The 2020 Credit Agreement, as amended, also requires that we continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity. Based on certain leverage ratios and the voluntary prepayments we made during the year ended December 31, 2024, no excess cash flow payment is required in 2025. The term loan B facility contains customary covenants, and as of September 30, 2025, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2025, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

Videotron Patent Infringement Litigation

On May 21, 2021, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) (“Adeia Guides”) filed a patent infringement complaint against Videotron Ltd. (“Videotron”) in Toronto, Canada, alleging infringement of four patents (the “Videotron Litigation”). On July 21, 2021, the Federal Court of Canada held a case management conference in the Videotron Litigation, shortly before which Videotron filed a motion to strike various portions of the statement of claim. On March 22, 2022, the Court issued an order on Videotron’s motion to strike, dismissing the motion in its entirety. On April 1, 2022, Videotron filed an appeal of the Court’s order dismissing Videotron’s motion to strike. On June 30, 2022, the Court of Appeal issued its decision in Videotron’s appeal in which it ruled in favor of Adeia Guides and dismissed Videotron’s appeal. The trial commenced on February 3, 2025. Closing arguments were held April 15-17, 2025. On October 24, 2025, the Court issued a decision in the case and awarded Adeia a permanent injunction, finding that Videotron’s Helix, illico+ and illico video platforms infringe an Adeia media patent. The Court also ruled that Videotron’s Helix video platform infringes an additional Adeia media patent and awarded Adeia damages for both patents. Two other patents asserted in the case were found invalid. The parties have 30 days to file a notice of appeal.

Bell Patent Infringement Litigation

On July 27, 2021, Adeia Guides and Adeia Media Holdings LLC (formerly known as TiVo LLC) (together, “Adeia Media”) filed a patent infringement complaint against Bell Canada and four of its affiliates, Telefonaktiebolaget L M Ericsson, Ericsson Canada Inc., and MK Systems USA Inc. and MK Mediatech Canada Inc. (collectively, “Defendants”) in Toronto, Canada, alleging infringement of four patents (the “Bell Litigation”). The Defendants filed a motion to strike various portions of the statement of claim in the Bell Litigation. On March 22, 2022, the Court issued an order on Defendants’ motion to strike, dismissing-in-part and granting-in-part. On April 1, 2022, the Defendants filed a Notice of Motion to Appeal the Court’s order on Defendants’ motion to strike. On June 30, 2022, the Court of Appeal issued its decision in Defendants' appeal in which it ruled in Adeia Media’s favor and dismissed Defendants’ appeal. On September 30, 2022, Defendants filed a motion for bifurcation, asking the Federal Court of Canada to bifurcate the case into two phases: a first phase related to liability and injunction and second phase addressing damages if liability is found. The Court held a hearing on the motion for bifurcation on December 12, 2022. On February 15, 2023, the Court issued an order granting the motion for bifurcation in which the Court bifurcated the liability and injunction phase from the damages quantification phase of the case. The trial commenced on April 28, 2025. Closing arguments were held June 2-4, 2025. There is no set deadline for the Federal Court of Canada to issue a decision.

Shaw Breach of Contract Litigation

On October 2, 2023, Adeia Guides Inc., Adeia Media Solutions Inc., and Adeia Media Holdings LLC (collectively, “Adeia Media Companies”) filed a complaint against Shaw Cablesystems G.P. and Shaw Satellite G.P. (together, “Shaw”) in the United States District Court for the Southern District of New York, alleging breach of contract by Shaw for failure to pay royalties owed to Adeia Media Companies under the license agreement between the parties. On October 8, 2024, Shaw filed a motion to dismiss the complaint. On September 29, 2025, the Court denied Shaw’s motion to dismiss Adeia Media Companies’ breach of contract claim and granted Shaw’s motion to dismiss the declaratory relief claim as duplicative. On October 14, 2025, Shaw filed its answer to the complaint. The trial date has not been set.

Disney Patent Infringement Litigation

U.S Litigation

On November 7, 2024, Adeia Technologies Inc., (“Adeia Technologies”) and Adeia Media filed a complaint against The Walt Disney Company, Disney Media and Entertainment Distribution LLC, Disney DTC LLC, Disney Streaming Services LLC, Disney Entertainment & Sports LLC, Disney Platform Distribution, Inc., BAMTech, LLC, Hulu, LLC, and ESPN, Inc. (collectively, “Disney U.S. Defendants”) in the United States District Court for the District of Delaware, alleging infringement of six patents (“U.S. Asserted Patents”). On January 16, 2025, Disney U.S. Defendants filed a motion to dismiss two of the six asserted patents as invalid under 35 U.S.C. §101. Adeia Technologies and Adeia Media’s opposition to the motion to dismiss was filed on February 13, 2025. Disney U.S. Defendants’ reply was filed February 27, 2025. On September 12, 2025, the Court denied Disney’s motion to dismiss. On September 26, 2025, Disney U.S. Defendants served its answer to the complaint. Trial has been set for June 7-11, 2027.

On October 31, 2025, Disney U.S. Defendants filed three petitions for IPR before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office – one petition against each of three of the U.S. Asserted Patents. On November 5, 2025, Disney U.S. Defendants filed two petitions for IPR – one petition against each of two additional U.S. Asserted Patents. No dates have been set yet by the PTAB.

European Litigation

On November 7, 2024, Adeia Solutions LLC (“Adeia Solutions”) filed a complaint against The Walt Disney Company Benelux (BV), Disney Interactive Studios, Inc., and The Walt Disney Company Limited (collectively, “Disney Europe Defendants”) in the Regional Court of Munich, Germany, alleging infringement of one patent. Disney Europe Defendants filed their response to the complaint on June 30, 2025. Adeia Solutions filed its reply to Disney Europe Defendants’ response to the complaint on October 14, 2025. The oral hearing on the merits is set for February 25, 2026.

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

On November 7, 2024, Adeia Guides filed a complaint against Disney Europe Defendants in the UPC The Hague Local Division, The Netherlands, alleging infringement of one patent. Disney Europe Defendants filed their Statement of Defence and Counterclaim for Revocation on March 5, 2025. Adeia Guides filed its reply to the Disney Europe Defendants’ Statement of Defence and Counterclaim for Revocation on May 21, 2025. Oral hearing on the merits is set for January 29, 2026.

Brazil Litigation

On November 11, 2024, Adeia Inc. and Adeia Guides Inc. (collectively, “Adeia Brazil Plaintiffs”) filed a complaint against The Walt Disney Company (Brasil) LTDA (“Disney Brazil”) in Rio de Janeiro State Court, Brazil, (“Trial Court”) alleging infringement of four patents (the “Brazil Asserted Patents”) and seeking a preliminary injunction against Disney Brazil for infringement of one of the four Brazil Asserted Patents. On November 14, 2024, the Trial Court granted the preliminary injunction (“PI Decision”). On December 11, 2024, Disney Brazil filed an interlocutory appeal and temporary restraining order against the PI Decision in the Court of Appeals of the State of Rio de Janeiro (“Court of Appeals”), which was provisionally granted on December 19, 2024. On July 24, 2025, the Court of Appeals dismissed Disney Brazil’s appeal of the PI Decision and reinstated the preliminary injunction. Trial date has not been set.

On January 27, 2025, Disney Brazil filed a patent invalidity lawsuit against Adeia Inc. and Adeia Guides Inc. (collectively.
“Adeia Brazil Invalidity Defendants”) at the Brazilian Patent and Trademark Office in Rio de Janeiro Federal Court, Brazil, alleging the Brazil Asserted Patents are invalid. Adeia Brazil Invalidity Defendants filed their response to Disney Brazil’s invalidity complaint on September 5, 2025. Trial date has not been set.

Altice Declaratory Judgment of Noninfringement Litigation

On June 27, 2025, Altice USA, Inc., Cequel Communications, LLC and CSC Holdings, LLC (collectively, “Altice”) filed a complaint against Adeia Inc, Adeia Guides Inc., Adeia Media Holdings LLC, Adeia Technologies Inc. and Adeia Media Solutions Inc. (collectively, “Adeia Group”) in the United States District Court for the Southern District of New York seeking a declaratory judgment of noninfringement of ten of our patents. On September 29, 2025, Altice filed a notice of voluntary dismissal with prejudice pursuant to a settlement and patent license agreement between the parties. The case was dismissed with prejudice on October 1, 2025.

AMD Patent Infringement Litigation

On November 3, 2025, Adeia Semiconductor Bonding Technologies Inc., Adeia Semiconductor Inc., and Adeia Semiconductor Solutions LLC filed a patent infringement complaint against Advanced Micro Devices, Inc. in the United States District Court for the Western District of Texas (“WDTX 1 Litigation”), alleging infringement of six patents. No dates have been set by the Court.

On November 3, 2025, Adeia Semiconductor Bonding Technologies Inc. filed a separate patent infringement complaint against Advanced Micro Devices, Inc. in the United States District Court for the Western District of Texas (“WDTX 2 Litigation”), alleging infringement of four patents. No dates have been set by the Court.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2024, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and nine months ended September 30, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

Dated: November 6, 2025

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer