Form 10-K
period 2025-12-31
Adeia Inc.
filed 2026-02-26
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2025 was approximately $887,181,255 (based on the closing sale price of the registrant’s common stock as reported on The Nasdaq Global Select Market).

The number of shares outstanding of the registrant’s common stock as of February 6, 2026 was 109,052,507

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders will be filed with the Commission within 120 days after the close of the registrant’s 2025 fiscal year and are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

ADEIA INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2025

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on information available to the Company as of the date hereof, as well as the Company’s current expectations, assumptions, estimates and projections that involve risks and uncertainties. In this context, forward-looking statements often address expected future business, financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “see,” “will,” “may,” “would,” “might,” “potentially,” “estimate,” “continue,” “target,” similar expressions or the negatives of these words or other comparable terminology that convey uncertainty of future events or outcomes. All forward-looking statements by their nature address matters that involve risks and uncertainties, many of which are beyond the Company’s control, and are not guarantees of future results. Forward-looking statements are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements and caution must be exercised in relying on forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to: the Company’s ability to implement its business strategy; the Company’s ability to enter into new and renewal license agreements with customers on favorable terms; the Company’s ability to retain and hire key personnel; uncertainty as to the long-term value of the Company’s common stock; the Company’s ability to pay dividends on a consistent basis or at all; legislative, regulatory, geopolitical and economic developments affecting the Company’s business; general economic and market developments and conditions; the Company’s ability to grow and expand its patent portfolios and expand into additional addressable markets; changes in technology and development of new technology in the industries in which the Company operates; the evolving legal, regulatory and tax regimes under which the Company operates; unforeseen liabilities and expenses; the Company’s ability to carry out its share repurchase program and the timing of any such repurchases; risks associated with the Company’s indebtedness; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, natural disasters and global health pandemics, each of which may have an adverse impact on the Company’s business, results of operations, and financial condition.

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

Overview

We (the “Company,” “Adeia,” “we,” “our,” and “us”) are a technology company and an innovation incubator. We have spent decades investing in advanced research and development to create market-leading technologies for the entertainment, media, consumer electronics, and semiconductor industries. Our innovative solutions support practically every aspect of consumers’ day-to-day interaction with media, consumer electronics and entertainment, enabling our customers to build customized, next-generation solutions for users around the globe. We believe our commitment to and investment in innovation has resulted in a leading intellectual property (“IP”) licensing platform in these industries, with an extensive portfolio of media and semiconductor IP. In order to serve an increasingly connected world, we invent, develop, acquire and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment and technology across a variety of platforms.

Ideas are at the heart of our business and are embedded in our name, which means “to license” in Greek. Licensing these ideas is how we go to market – by making our ideas broadly available to the media and semiconductor industries. Our innovations address one of the biggest consumer trends in entertainment today – the massive proliferation of entertainment content and the rapidly changing habits of how consumers are finding, engaging with and enjoying entertainment and evolving technology, such as artificial intelligence (“AI”).

Our IP licensing platform provides access to innovations that allow our customers, who include some of the largest media, entertainment, consumer electronics, social media and semiconductor companies in the world, to create cutting-edge technology solutions and products. Our engineers and scientists are focused on innovating and creating advanced and forward-thinking solutions to help solve challenges facing the media and semiconductor industries. Our internal innovation engine accounts for approximately 80% of our combined patent portfolio and generates ideas that are converted into our powerful IP, which enables fundamental technologies in our target markets.

We have a long history of innovation across an extensive set of applications and technologies and have grown an IP portfolio of approximately 13,750 media and semiconductor patent assets, which are specifically designed to meet the evolving needs of businesses and consumers. Our media portfolio covers fundamental aspects of the entertainment experience across platforms, including how users search, save, stream, discover, consume, personalize and interact with content. Many of our media solutions have become ubiquitous across the industry and are being incorporated into emerging solutions that span new and adjacent markets. Our semiconductor portfolio is comprised of patents and technology know-how that we believe enables the new era in semiconductors, including the next generation of logic and memory semiconductors that are powering the increasing demand for generative AI applications. Our semiconductor portfolio generally covers fundamental technology areas, hybrid bonding (or Direct Bond Interconnect (DBI®)), advanced processing nodes, and advanced packaging solutions. We are also inventing and investing in emerging technology domains, such as thermal solutions (like our RapidCoolTM technology), co-optimization, and microLEDs. Specifically, our portfolio enables us to address the semiconductor market demands of higher bandwidth, improved compute performance, thermal management, and cost management in heterogeneous integration.

Our technologies span the media and semiconductor industries and our inventions are relevant across the entire AI stack. Our semiconductor innovations enable critical advancements in logic and memory devices that form the backbone of today’s AI infrastructure. Our media portfolio also includes innovations in areas such as natural language processing and reinforcement learning that are core to imaging and video technologies found in a broad array of user experiences in search and recommendation, e-commerce and social media. Our innovations in low latency inferencing and chain of thought are highly relevant across numerous AI applications including large language models and emerging vision language models that are powering the future of content personalization and discovery.

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

Our Strategy

We have adopted a proactive strategy designed to protect and extend our technology and IP. We grow our patent portfolios in size and relevance through ongoing investment in internal innovation, strategic management and targeted acquisitions within our expanding addressable markets.

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

Media Strategy

We invent, develop, and license fundamental innovations that shape the way millions of people explore and experience entertainment and enhance media services that span billions of devices in an increasingly connected world. From TVs to smartphones, from home to work to on the go, and in various types of entertainment experiences, from Pay-TV to over-the-top (“OTT”) to social media and to the metaverse, managing content and connections in a way that is smart, immersive, and personal is what our innovations do.

Our patented innovations broadly cover all aspects of the entertainment experience, including (i) guidance, (ii) discovery, (iii) search, (iv) recommendations, (v) multi-screen, (vi) personalization, (vii) data analytics, (viii) advertising, (ix) computer vision, (x) content storage and (xi) high-performance computing.

Example of Adeia’s Media Innovation

Shaping How Customers Explore, Experience, and Enhance Video

We license our patented media innovations for use with traditional linear television, both in North America and internationally, as well as in connection with OTT and social media services that provide access to entertainment inside and outside the home on a broad array of devices. We also license our patented media innovations to consumer electronic companies, for e-commerce applications, and other adjacent media markets, such as automotive, gaming and gambling. We believe the continued growth of video consumption, the evolution of how consumers explore and experience video, and the need for content storage and high-performance computing present new opportunities for us to continue to develop patentable innovations, expand the industries we serve and license additional patent rights.

Semiconductor Strategy

Our semiconductor business invents, develops, and licenses the fundamental technologies that enable the current and next generation devices that we use to watch and enjoy entertainment. We are focused on emerging technologies, including hybrid bonding, thermal solutions (like our RapidCool technology), microLEDs and advanced processing nodes, which address semiconductor market demands for higher bandwidth, improved compute performance and cost management with 2.5 and 3D heterogeneous integration. We license our patented innovations to leading semiconductor companies, and partner with the industry to accelerate the adoption of these technologies. We believe that the multi-generational nature of our DBI platforms will be beneficial to the greater semiconductor sector for years to come.

Leading Semiconductor Innovator

Driving the Future of Semiconductor Technology

Laptop / Personal Computing
Mobile Phone
Smartphone / Mobile Computing
Data Center / Cloud Computing
Smart Devices, Computer Vision
Generative AI, Machine Learning
Edge AI, Augmented Reality
Chip Scale Pacakaging (CSP)
Wafer Level CSP
Wafer Bonding & Interconnect
2.5D IC
3D+ IC
Co-optimization
Thermal Solutions MicroLEDs

The pervasiveness and rapid adoption of AI has created tremendous demand for data centers throughout the globe. In those data centers are servers running the most advanced, high performance semiconductors. These semiconductors not only consume an enormous amount of power, but they also create a tremendous amount of heat. The AI era is driving up the power densities of these semiconductors and traditional cooling solutions are unable to meet the thermal loads.

Our RapidCool technology is a revolutionary direct-to-chip liquid cooling technology for high-performance semiconductor devices. This groundbreaking technology, which has evolved from our deep experience in hybrid bonding and advanced packaging technologies, eliminates thermal interface materials used in conventional processes. RapidCool thereby increases heat dissipation efficiency and lowers the temperature of the semiconductor.

This technology bonds the silicon cold plate directly to the semiconductor, thereby eliminating the thermal interface materials others use and lowers thermal resistance by 70%. This allows RapidCool to effectively manage heat in semiconductors running at 3-times today’s current power densities.

RapidCool

A Revolutionary Direct-to-Chip Liquid Cooling Technology for High Performance Semiconductors

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

IP Portfolio Licensing Markets

Our business has a strong foundation of recurring, annual revenue. That revenue is derived from licensing our patent portfolios across multiple markets, including:

•
Multichannel Video Programming Distributors (“MVPD”): includes cable, satellite and telecommunications television providers that aggregate and distribute linear content over their own networks (MVPDs), as well as television providers that aggregate and stream linear content over broadband networks (virtual MVPDs). Customers typically pay us a monthly per-subscriber fee and include many of the leading MVPDs and virtual MVPDs such as Charter, Comcast (including Sky), Cox, DISH Network (including Sling TV), Google (including YouTube TV), Hulu + Live TV, Optimum (formerly Altice USA), Verizon and Vodafone.
•
OTT Video Service Providers: includes subscription video-on-demand (“SVOD”) and free advertising-supported streaming service (FAST) providers that offer online services and devices that enable internet streaming and downloading of movies, television shows, music and other types of media content, as well as content providers, networks and media companies that provide content directly to consumers through a variety of business models. Customers have typically paid us fixed fees for specified periods of time and include some of the leading media companies and services including Amazon (including Amazon Prime), DAZN, Disney+, ESPN+, Google (including YouTube), Hulu, Starz and Peacock.
•
Consumer Electronics (“CE”) Manufacturers: includes producers of content access points such as smart televisions, streaming media devices, video game consoles, mobile devices, content storage devices, digital cameras and other connected media devices. Our CE licenses are typically structured as license fees based on the number of units licensed, for specified products, in defined territories. Our agreements with some of the larger CE manufacturers generally allow customers to ship an unlimited number of units, provided they pay us fixed fees for specified periods of time. Select customers include LG, Panasonic, Roku, Samsung, Sharp, Canon and TCL.

•
Social Media Companies: includes social media companies that allow users to stream and upload user-generated content, often leveraging a variety of computer vision technologies. Customers have typically paid us fixed fees for specified periods of time and include several of the leading social media companies.
•
Semiconductors: includes providers of memory, logic, sensors, and radio frequency (“RF”) devices commonly used in electronic products such as mobile phones, laptops, PCs, game consoles and servers. Our agreements with our semiconductor customers can include fixed fees, per-unit fees, production based fees, milestone based fees, or a combination of these fees. These agreements are typically for specified periods of time, and our customers include Kioxia, Micron, Samsung, SanDisk, SK Hynix, Sony, ST Microelectronics, and UMC.

We continue to grow our business with several specific opportunities, including:

•
Greater penetration in OTT: The OTT market continues to grow. For example, the leading provider of SVOD now has worldwide subscribers in excess of 300 million. While these services have significantly lower ARPUs as compared to traditional Pay-TV, the scale of the overall OTT video market continues to grow and presents an increasingly important licensing opportunity for our business. In December of 2024 we announced that Amazon signed a multi-year license agreement for access to our media portfolio. In November of 2024, we initiated litigation against Disney and in December of 2025 we resolved all outstanding litigation and signed a long-term license agreement with Disney for access to our media portfolio. Amazon and Disney are two of the top providers of OTT services and we believe represent a significant proof point that our fundamental innovations from our patent portfolios are similarly relevant to these new and widely-adopted OTT video services.
•
Accelerate the Semiconductor licensing business: With the rising cost and complexity of developing cutting-edge semiconductor manufacturing processes, the industry is increasingly looking beyond Moore’s Law towards advanced packaging and 3D integration technologies. Leveraging the combination of our highly-experienced technologists, scientists and engineers and our advanced research and development (“R&D”) labs, we continue to develop industry-leading 3D integration solutions such as hybrid bonding that meet the demand for greater functionality, higher performance and smaller size for the next generation of electronics. In November of 2025 we initiated litigation against AMD, one of leading companies powering next generation semiconductors for the AI ecosystem. We believe our semiconductor portfolio, including our advanced process node and hybrid bonding technologies, are utilized by AMD and that AMD needs a license to our portfolio.
•
Expand into new and adjacent markets: With the proliferation of media discovery and distribution and computer vision technologies into new and adjacent markets outside of our current MVPD, OTT, and social media markets, new opportunities have emerged for us to leverage our existing IP portfolios to seek license arrangements with many new companies within a variety of new markets. Some of these new markets include companies that provide advertising technology, automotive, e-commerce, gaming, and music streaming products and services. We have begun to see traction in these adjacent markets and announced multiple new e-commerce deals since November of 2024.
•
Expansion of MVPD licensing internationally: We continue to license MVPDs internationally and have already successfully licensed several leading providers. Licensing unlicensed international MVPD providers presents a significant opportunity for expanding our business.

Research & Development

As demonstrated by our portfolio of industry recognized, widely-deployed, advanced technologies and IP, we have a long track record of innovating in the fields of media and semiconductors. We believe that ongoing investment in R&D is required for us to remain competitive in the markets we serve. Today, we have a collection of world-class talent and strong R&D capabilities. Our ongoing investment in R&D, which is supported by a strong industry network of partners, enables us to create original inventions which shape and anticipate future market trends in markets we serve. We continue to focus our R&D efforts on IP development and next generation technology solutions, including semiconductor hardware research, machine learning, generative AI and advanced algorithm development. Our R&D projects follow a forward-looking technology roadmap and aim to execute a pragmatic technology strategy to position us with a sustainable competitive advantage for decades to come.

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

Protecting Our Investment

We operate in an industry in which innovation, investment in new ideas and protection of our IP rights are critical for success. We protect our innovations and inventions through a variety of means, including applying for patent protection domestically and internationally. As of December 31, 2025, we held approximately 13,750 patent and patent applications worldwide, including approximately 6,250 United States issued patents and 1,950 patent applications, as well as approximately 4,100 foreign issued patents and 1,450 patent applications. The last of our currently issued patents is set to expire in March 2045. From time to time, we acquire complementary IP portfolios. Our criteria for patent acquisitions include: compatibility with our existing portfolios, the number and jurisdiction of patent assets, the technical and legal strength of the patents, the actual or likely adoption by the industry and the economic value of the inventions.

Litigation

Although we are engaged with and have successfully licensed and transferred our technologies to many companies, some of the companies that use our patented technologies have nonetheless chosen not to enter into license agreements with us. Consequently, we have, at times, initiated litigation to enforce our IP rights and protect our investment.

Human Capital Resources

The opportunities for our success and growth depend in large part on our ability to attract, develop and retain a talented and engaged workforce. In particular, we are competing for technical talent and we need to offer not only robust and attractive compensation packages but also provide broad opportunities for our employees to make an impact, grow and develop. As of December 31, 2025, we had a talent base consisting of approximately 150 full-time employees, with substantially all of our employees located in the U.S.

To enable our talent to actively contribute to, and have a positive impact on our overall business, we develop and maintain programs and initiatives ranging from competitive compensation and benefits offerings to goal and performance management. In support of these efforts, our board of directors (the “Board of Directors”) monitors many of these programs and initiatives and provides guidance and feedback as appropriate. Our goal is to provide a work environment that empowers our teams and enables employees to enjoy a healthy and productive work-life balance.

Our incentives are based on merits, and we have a strong pay-for-performance culture. We benchmark our total rewards annually to ensure our compensation and benefit programs remain competitive with industry peers. Our compensation framework for employees reflects a combination of fixed and variable pay including base salary, bonuses, performance stock awards and stock-based compensation. We offer competitive employee benefits that are designed to meet or exceed local requirements.

We invest in the career growth of our employees by providing a wide range of development opportunities, including face-to-face, virtual, social and self-directed learning, mentoring, coaching, training and external development. We also conduct annual assessments of employees to identify development needs based on department goals. We believe in the principles of a learning organization and strive to provide continuous educational opportunities for our employees.

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

Available Information

Our internet address is www.adeia.com, where we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our website. The information found on or accessible through our website is not incorporated into this or any other report we file with or furnish to the SEC.

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
•
If we fail to adequately protect, maintain and enforce our IP rights, contract rights, and our confidential information, our business could be adversely affected.
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
•
If we lose any of our key personnel or are unable to attract, train and retain qualified personnel, we may not be able to execute our business strategy effectively.

Risks Related to Financial Matters

•
We have significant indebtedness which could adversely affect our financial position.
•
Our variable interest rate indebtedness exposes us to the risk of rising interest rates, which would cause our debt costs to increase significantly.
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

Risks Related to Regulatory and Legal Matters

•
Changes in laws, regulations, or interpretations of existing laws, relating to IP rights or the internet could create uncertainties and adversely affect our business.
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

We derive our revenue from the licensing of our patents and other intellectual property, including patent licenses and technology transfer agreements. The success of our business depends on our ability to continue to develop, acquire, maintain, defend and enforce patents that address the evolving needs of the industries in which our current or future customers operate. We devote significant resources to develop and acquire such patents and we must continue to do so in the future to remain competitive. Competition for acquiring such patents is intense and there is no assurance that we can continue to acquire such patents on favorable terms or develop such patents in a timely or economical fashion. Furthermore, our patents will expire in the future, the timing of which varies from jurisdiction to jurisdiction. Our current U.S. issued patents expire at various times through the next two decades. Consequently, to maintain and grow our licensable portfolio of IP rights we need to develop or acquire successful innovations and obtain patents on those innovations, or acquire patents from third parties, before our current patents expire. Our failure to do so would harm our business, financial position, results of operations, and cash flows.

We enter into IP license agreements that have fixed expiration dates and if, upon expiration or termination, we are unable to renew or replace such license agreements on terms favorable to us, our results of operations could be harmed.

We enter into IP license agreements that have fixed expiration dates. Upon expiration of such agreements, we need to renew or replace these agreements in order to maintain our revenue base. If we are unable to replace the revenue from an expiring license, either through a renewal of such license or with licenses from other customers, our results of operations would be adversely impacted as compared to periods prior to such expiration.

In addition, we may not be able to continue entering into licenses on terms that are favorable to us, which would harm our results of operations. While we have expanded our licensable technology portfolio through internal development and third-party acquisitions, there is no guarantee that these measures will lead to continued revenue. If we fail to continue to do business with our current customers, our business would be materially adversely affected.

Furthermore, a small number of our customers represent a significant percentage of our revenue. For the year ended December 31, 2025, five customers represented 55.7% of aggregate revenue. Agreements with some of these customers do not require any minimum license fees. Consumer demand for our technologies can shift quickly as many of the markets in which we serve are rapidly evolving. As a result, these customers may lose subscribers, which would reduce our revenue. Accordingly, the possibility that a customer, including a customer that represents a significant portion of our revenue, may reduce or eliminate its use of our technologies, presents a risk to our business.

If we fail to adequately protect, maintain and enforce our IP rights, contract rights, and our confidential information, our business will could be adversely affected.

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

Others, including our customers, may also develop new technologies that are similar or superior to our technologies, duplicate our technologies or design around our technologies. The growth of our business depends in large part on our ability to anticipate technological developments, secure relevant IP rights in a timely manner, convince third parties of the applicability of our IP rights to their products and services, and maintain and enforce our IP rights.

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

At times, we are engaged in disputes regarding the licensing of our IP rights, including matters related to our license fees and other terms of our licensing arrangements. These types of disputes can be asserted by our customers, prospective customers, or by other third parties as part of negotiations with us or in private actions seeking monetary damages or injunctive relief, or in regulatory actions. Any such disputes, regardless of their merit, could be difficult and costly to defend or settle and could adversely impact our revenue and harm our reputation. Damages and requests for injunctive relief asserted in disputes like these could be significant and disruptive to our business, require significant management time and resources, and could limit or delay our ability to offer certain technologies or enter into or maintain certain license arrangements.

Due to the nature of our business, we could continue to be involved in a number of costly litigation, arbitration and administrative proceedings to enforce or defend our IP rights and to defend our licensing practices.

While some companies seek licenses before they commence manufacturing and/or selling products, services or solutions that use our patented inventions, most do not. Consequently, we proactively approach companies and seek to establish license agreements for using our inventions. We expend significant time and effort identifying users and potential users of our inventions and negotiating license agreements with companies, including those that may be reluctant to pay for licenses to our IP. However, if we believe that a third party is required to take a license to our patents in order to manufacture, sell, offer for sale, import or use products and services, we have in the past commenced, and may in the future, commence legal or administrative action against the third party if they refuse to enter into a license agreement with us. In addition, in connection with such legal or administrative actions to defend our IP rights and our licensing practices, we have faced, and could continue to face, counterclaims and other legal proceedings that claim that our patents are invalid, unenforceable or not infringed. Litigation adversaries have also filed against us, and other third parties may in the future file validity challenges such as Inter Partes Review proceedings in the USPTO, which can lead to delays of our patent infringement actions as well as potential findings of invalidity. Further, in certain jurisdictions where we may pursue protections of our IP rights, if we are unsuccessful in litigation, we may be liable for the costs of defendants that receive favorable rulings. Given the nature of our business, such proceedings could have a material adverse effect on our business, financial condition, and results of operations.

Some of our IP license agreements contain “most favored nations” clauses, which may restrict our ability to offer more competitive terms to other customers in the future.

Some of our license agreements contain “most favored nation” clauses, which typically provide that if we enter into an agreement with another customer on more favorable terms, we must offer some of those terms to our existing customers with the “most favored nation” clauses. We have entered into a number of license agreements with terms that differ in some respects from those contained in other agreements. These agreements may obligate us to provide different, more favorable, terms to those customers, which could, if applied, result in lower revenue or otherwise adversely affect our business, financial condition, and results of operations. While we believe that we have appropriately complied with the most favored nation terms included in our license agreements, these contracts are complex and other parties could reach a different conclusion that, if enforced, could have an adverse effect on our financial condition or results of operations. Disputes over such terms may be costly, difficult and time-consuming to resolve, and could divert our management’s attention and resources.

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

A portion of our revenue is dependent on sales by our customers that are outside our control and that could be negatively affected by a variety of factors, including global, regional and/or country-specific economic conditions and/or public health concerns, outbreaks or pandemics, country-specific natural disasters, hostilities, or armed conflicts impacting licensee manufacturing and sales, demand and buying patterns of end users, which are often driven by increasingly rapid replacement and innovation cycles, the service life of products incorporating our technologies, competition for our customers’ products, trade regulations and the imposition of tariffs, supply chain disruptions, and any decline in the sale prices our customers receive for their covered products and services. The foregoing factors are difficult to forecast and could adversely affect both our quarterly and annual operating results and financial condition.

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

Due to the exclusionary nature of patent rights, we do not compete, in a traditional sense, with other patent holders for patent licensing relationships. Other patent holders do not have the same rights to the inventions and technologies encompassed by our patent portfolio. However, our future success depends on our ability to establish and maintain licensing relationships with companies in the industries that we currently serve and may enter in the future, including Pay-TV service providers, CE manufacturers, semiconductor and equipment manufacturers, and the entertainment and electronics businesses.

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

We may not realize the anticipated benefits of the other acquisitions or other strategic transactions we may complete in the future, and we may not be able to incorporate any acquired IP or technologies with our existing operations, or integrate personnel, systems, processes and operations from the acquired businesses, in which case our business could be harmed.

Financing for future acquisitions or other strategic transactions may not be available on favorable terms, or at all. If we use our equity securities to fund the acquisition, it may result in significant dilution to our existing stockholders. If we identify an appropriate acquisition candidate for any of our businesses, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition or integrate the acquired technologies or employees into our existing business and operations. Future acquisitions and divestitures may not be well-received by the investment community, which may cause the value of our stock to fall. We cannot ensure that we will be able to successfully complete any acquisition or divestiture in the future. Further, the terms of our indebtedness constrain our ability to make and finance additional acquisitions or divestitures.

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
•
regional hostilities, armed conflicts and wars;
•
earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs;
•
exchange controls or other restrictions;
•
political and economic instability, trade conflict, and wars;
•
economic sanctions, import and export restrictions, and other trade barriers;
•
applicable anti-bribery and anti-corruption laws and regulations;
•
constrained supply chains;
•
difficulties in maintaining overseas subsidiaries;
•
difficulties in obtaining approval for significant transactions; and
•
fluctuations in foreign currency exchange rates.

Any one or more of the above factors could adversely affect our international operations and could significantly affect our results of operations, financial condition, cash flows, and reputation. The results of our operations are dependent to a large extent upon the global economy. Geopolitical factors such as terrorist activities, armed conflict, global health conditions, outbreaks or pandemics that adversely affect the global economy may adversely affect our operating results and financial condition.

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

Each of the foregoing risks also applies to the computer systems of third parties that we rely upon in our operations, including providers of cloud storage and services. The occurrence of any of these or similar events could damage our business, hurt our ability to license IP and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, increase the costs of our ongoing cybersecurity monitoring, protections and enhancements, require us to incur significant expenses to evaluate, address, remediate or resolve such issues and expose us to litigation and other liabilities. Because some of our technologies are intended to inhibit use of or restrict access to our customers’ IP, we may become the target of hackers or other persons whose use of, or access to, our customers’ IP is affected by our technologies. Also, hackers may, for financial gain or other motives, seek to infiltrate or damage our systems, or obtain sensitive business information or customer information from our systems. Further, the use of AI by cybercriminals may increase the frequency and severity of cybersecurity attacks against us or our third-party vendors and clients. We also may be exposed to customer claims, or other liability, in connection with any security breach or inadvertent disclosure. We may be required to expend significant capital or other resources to protect against the threat of security breaches, hacker attacks or system malfunctions or to alleviate and remediate problems caused by such breaches, attacks or failures.

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

Our success also depends on our ability to attract, train and retain highly skilled managerial, sales, marketing, research and development, legal and finance personnel and on the abilities of new personnel to function effectively, both individually and as a group. Competition for qualified personnel is intense, particularly in the technology industry in which we operate, and we may not be successful in attracting and retaining such personnel. If we fail to attract and retain qualified employees, including internationally, our ability to grow our business could be harmed. In order to attract and retain personnel in a competitive marketplace, we believe that we must provide a competitive compensation package, including cash and equity-based compensation. Some of the companies with which we compete for experienced personnel may be able to offer more attractive terms of employment to potential candidates. Volatility in our stock price may from time to time adversely affect our ability to recruit or retain employees.

Risks Related to Financial Matters

We have significant indebtedness which could adversely affect our financial position.

As of December 31, 2025, we had $426.7 million of total debt outstanding under our Term Loan B. Our Term Loan B is guaranteed by us and our wholly-owned material domestic subsidiaries and are secured by substantially all of our and the subsidiary guarantors’ assets.

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

Our variable interest rate indebtedness exposes us to the risk of rising interest rates, which would cause our debt costs to increase significantly.

As of December 31, 2025, we had $426.7 million of outstanding indebtedness that is subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At December 31, 2025, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $4.2 million. Any significant increase in our interest expense would negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate through one or more rate hikes, the increases would likely impact the borrowing rate on our outstanding indebtedness and increase our interest expense.

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

Ensuring that we have adequate internal controls and procedures in place to facilitate the production of accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. We continually document, review and, if appropriate, improve our internal controls and procedures in connection with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Section 404 of SOX requires annual management assessments of the effectiveness of our internal control over financial reporting and a report by our independent registered public accountants on the effectiveness of our internal control over financial reporting. If we identify areas for further attention or improvement, implementing any appropriate changes to our internal controls may require specific compliance training of our directors, officers and employees, entail substantial costs in order to modify our existing accounting systems, and take a significant amount of time to complete. We have in the past identified, and may in the future identify, significant deficiencies in the design and operation of our internal controls, which have been or will need to be remediated.

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

We are subject to U.S. federal and state income taxes, as well as taxes in various international jurisdictions. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various jurisdictions where we operate. In preparing our financial statements, we estimate the amount of tax to accrue in each tax jurisdiction. Nevertheless, our effective tax rate may be different than what we experienced in the past due to numerous factors, including from the passage of new tax laws, changes in the mix of our profitability from state to state and from country to country, the amount of payments from the Company’s U.S. entities to related foreign entities, the results of examinations and audits of our tax filings, our inability to secure or sustain acceptable agreements with tax authorities and changes in accounting for income taxes. Our future effective tax rates could be unfavorably affected by changes in tax rates, tax laws or the interpretation of tax laws, by changes in the amount of pre-tax income derived from countries with high statutory income tax rates, or by changes in our deferred tax assets and liabilities, including changes in our ability to realize our deferred tax assets. Our effective income tax rate could be unfavorably affected by changes in the amount of sales to customers in countries with high withholding tax rates. Any of these factors could cause us to experience an effective tax rate significantly different from previous periods or our current expectations and may result in tax obligations in excess of amounts accrued in our financial statements.

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

As of December 31, 2025, we had U.S. federal and state net operating losses of approximately $2.1 million and $847.9 million, respectively, on a tax return basis. A portion of the state net operating loss carryforwards will begin to expire, if not utilized, in 2026. Net operating losses that expire unused will be unavailable to offset future income tax liabilities. Under the Tax Cuts and Jobs Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, under Sections 382 and 383 of the Internal Revenue Code (the “Code”) and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than fifty-percent (50%) change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income or taxes may be limited.

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

At December 31, 2025, we held approximately $73.1 million in cash and cash equivalents and $63.6 million in marketable securities. Marketable securities typically include various financial securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills, and money market funds. Although we invest in high quality securities, ongoing financial events have at times adversely impacted the general credit, liquidity, market and interest rates for these and other types of debt securities. Changes in monetary policy by the Federal Reserve, government fiscal policies, and global economic and market conditions may adversely affect the value of our investment portfolio. We may in the future have a need to sell investments before their maturity dates, which could result in losses on the sale of those investments. The financial market and monetary risks associated with our investment portfolio have had and may in the future have a material adverse effect on our financial condition, results of operations or cash flows.

Risks Related to Regulatory and Legal Matters

Changes in laws, regulations, or interpretations of existing laws relating to IP rights or the internet could create uncertainties and adversely affect our business.

Our business relies in part on the uniform and historically consistent application of U.S. patent laws, rules, and regulations. The standards that courts use to interpret patents are not always applied predictably or uniformly and may evolve, particularly as new technologies develop. For example, the Supreme Court of the United States has modified some legal standards applied by the U.S. Patent and Trademark Office in the examination of U.S. patent applications, which may decrease the likelihood that we will be able to obtain patents and may increase the likelihood of challenges to patents we obtain or license. As such, our patents face challenges in the U.S. from ex parte reexaminations in the United States Patent and Trademark Office and from inter partes review (“IPR”) proceedings before the Patent Trial and Appeal Board. Historically, IPRs have a high rate of invalidation of patents, and patents we have asserted in litigation have been and may continue to be invalidated in either IPRs or ex parte reexaminations. Additionally, there have been and may be bills introduced in the U.S. Congress relating to patent law that could adversely impact our business depending on the scope of any bills that may ultimately be enacted into law. Some of these changes or potential changes may may make it more difficult to obtain adequate patent protection, or to enforce our patents against parties using them without a license or payment of royalties. These changes or potential changes could increase the costs and uncertainties surrounding the prosecution of our patent applications and the enforcement of our patent rights. Other potential changes in the law, such as with respect to patent exhaustion and permissible licensing practices, could have a negative effect on our ability to license our patents and, therefore, on the royalties we can collect. We may be required to reevaluate and modify our licensing practices and strategies in response to such changes and, given the nature of our business, any resulting modifications could have a material adverse effect on our business and financial condition.

Many laws and regulations are pending and may be adopted by the U.S. federal government, individual states and local jurisdictions and other countries with respect to the internet and digital technologies more broadly. These laws may relate to many areas that impact our business, including IP rights, privacy, artificial intelligence and taxation. These types of regulations are likely to differ between countries and other political and geographic divisions. It is difficult to anticipate the impact of current or future laws and regulations on our business, and changes to these laws, or the interpretation or enforcement thereof, could increase our costs, expose us to increased litigation risk, substantial defense costs and other liabilities or require us or our customers to change business practices, which could materially and adversely affect our business, financial condition, and results of operations. We may have significant expenses associated with staying apprised of and in compliance with local, state, federal, and international legislation and regulation of our business and in presenting the Company’s positions on proposed laws and regulations.

Further deterioration of trade relations between the United States and China, other trade conflicts and barriers, economic sanctions, and national security protection policies could limit or prevent existing or potential customers from doing business with us.

The increased trade conflicts between the United States and its major trading partners in recent years, evidenced by trade restrictions such as tariffs, taxes, export controls, economic sanctions, foreign investment controls and enhanced policies designed to protect national security, have had and may continue to have adverse impact on our revenue if such policies continue. In particular, our business has been impacted due to increased and ongoing trade conflicts and the imposition of tariffs and retaliatory tariffs between the United States and China. Further United States government actions to protect domestic economic and security interests could lead to further restrictions or additional or increased conflicts.

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

We have taken the position, based on the opinions of tax counsel and a private letter ruling from the IRS, that our distribution of Xperi Inc. common stock in connection with the 2022 spin-off (“Spin-Off”) qualifies as a transaction that is tax-free for U.S. federal income tax purposes. During the 2025 tax year, the IRS completed an examination of our 2022 U.S. federal income tax return, including the tax treatment of the Spin-Off, and did not propose any adjustments with respect to the Spin-Off (a “no-change” audit result). The tax-free qualification of the Spin-Off depends on a number of facts, assumptions, and representations. If such requirements are not satisfied, or if any material fact, representation, or assumption underlying the tax opinions were to be incorrect or otherwise not satisfied, the Spin-Off may not qualify for tax-free treatment, which could result in significant U.S. federal income tax liabilities for the Company and our stockholders.

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
•
cyclical fluctuations in semiconductor and CE markets generally;
•
supply chain constraints, and attendant effects, including but not limited to increased costs or shipping delays that may impact our customers;
•
adverse trade regulations and the imposition of tariffs;
•
adverse labor market conditions, and any impacts on our ability to attract and retain qualified personnel;
•
inflation and/or changes in central bank interest rate policies;
•
expenses related to and the financial impact of possible acquisitions of other businesses and the integration of such businesses;
•
the consequences of the separation transaction;
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

We anticipate that all dividends and stock repurchases will be paid out of our cash, cash equivalents and short-term investments. The payment of any future cash dividends is subject to the final determination by our Board of Directors based on a number of factors, including our earnings, financial condition, actual and forecasted cash flows, capital resources and capital requirements, alternative uses of capital including business combinations, economic condition and other factors considered relevant by management and the Board of Directors. Since July 2020, the Board of Directors has declared quarterly cash dividends of $0.05 per share. Any decrease in the amount of the dividend, or suspension or discontinuance of payment of a dividend, could cause our stock price to decline.

Our stock repurchase program could increase the volatility of the price of our common stock, and the program may be suspended or terminated at any time, which may cause the trading price of our common stock to decline.

In June 2020, our Board of Directors authorized a stock repurchase program. In October 2024, our Board of Directors approved an increase of the existing share repurchase authorization up to a total of $200.0 million. As of December 31, 2025, the total amount available for repurchase under the plan was $160.0 million. The amount of repurchases under our stock repurchase program will vary depending on various factors. The timing of repurchases is at our discretion and the program may be suspended or discontinued at any time. Any suspension or discontinuation could cause the market price of our stock to decline. The timing of repurchases pursuant to our stock repurchase program could affect our stock price and increase its volatility. There can be no assurance that any stock repurchases will enhance stockholder value because the market price of our common stock may decline below the levels at which we effected repurchases. Furthermore, we may engage in mergers, acquisitions, or other activity that could result in us reducing or discontinuing share repurchases for a period of time.

Provisions of our certificate of incorporation and bylaws or Delaware law might delay or prevent a change of control transaction and depress the market price of our stock.

Various provisions of our certificate of incorporation and bylaws might have the effect of making it more difficult for a third party to acquire, or discouraging a third party from attempting to acquire, control of our company. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. Certain of these provisions eliminate cumulative voting in the election of directors, authorize the Board of Directors to issue “blank check” preferred stock, prohibit stockholder action by written consent, eliminate the right of stockholders to call special meetings, and establish advance notice procedures for director nominations by stockholders and the submission of other proposals for consideration at stockholder meetings. We are also subject to provisions of Delaware law that could delay or make more difficult a merger, tender offer or proxy contest involving our company. In particular, Section 203 of the Delaware General Corporation Law prohibits a Delaware corporation from engaging in any business combination with any interested stockholder for a period of three years unless specific conditions are met. Any of these provisions could have the effect of delaying, deferring or preventing a change in control, including without limitation, discouraging a proxy contest or making more difficult the acquisition of a substantial block of our common stock.

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

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

Our cybersecurity risk management is integrated in our overall risk management program and is based on recognized cybersecurity industry frameworks and standards, including those from the National Institute of Standards and Technology (NIST), and the International Organization for Standardization (ISO). We use these frameworks, together with information collected from internal assessments, to develop policies and defined procedures for use of our information assets, access to specific intellectual property or technologies, and protection of personal information. We intend to protect these information assets through industry-standard techniques, such as multifactor authentication, malware defenses and zero trust principles. We work with internal stakeholders across the Company to integrate foundational cybersecurity principles throughout our organization’s operations, including employment of multiple layers of cybersecurity defenses, restricted access based on business need, and integrity of our business information. Throughout the year, we regularly train our employees on cybersecurity awareness and, confidential information protection. We routinely test our employees using simulated phishing attacks. Risks from cybersecurity threats have not materially affected our company, business strategy, results of operations or financial condition; however, we remain subject to cybersecurity risks in the future. See Item 1A. Risk Factors – “Our systems, networks and business activities and those of third parties that we utilize in our operations are subject to cybersecurity and stability risks, including information technology system failures, and security breaches.”

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

Our cybersecurity risk management extends to risks associated with our use of third-party service providers. We routinely conduct risk and compliance assessments of third-party service providers that request access to our information assets. We re-assess our third-party vendors on an ongoing basis.

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

We have retained an outside cybersecurity firm for our managed security services, which reports to our VP of IT. The cybersecurity firm has professionals with more than 20 years of experience working in information technology-related roles and degrees in Information Technology, including cybersecurity, Certified in Risk and Information Systems Control (CRISC), and Global Information Assurance Certifications in Security Essentials (GSEC) as an Intrusion Analyst (GCIA). The cybersecurity firm has extensive experience in supporting firms in applied knowledge of information technology governance and security frameworks that include, for example: ISO 27000, NIST, HITRUST, ISC2, ITIL, and COBIT.

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

Videotron Patent Infringement Litigation

On May 21, 2021, Adeia Guides Inc. (formerly known as Rovi Guides, Inc.) (“Adeia Guides”) filed a patent infringement complaint against Videotron Ltd. (“Videotron”) in Toronto, Canada, alleging infringement of four patents (the “Videotron Litigation”). The trial commenced on February 3, 2025. On October 24, 2025, the Federal Court of Canada issued a decision in the case and awarded Adeia Guides a permanent injunction, finding that Videotron’s Helix, illico+ and illico video platforms infringe an Adeia Guides patent. The Court also ruled that Videotron’s Helix video platform infringes an additional Adeia Guides patent and awarded Adeia Guides damages for both patents. Two other patents asserted in the case were found invalid. On November 24, 2025, Adeia Guides filed a Notice of Appeal with the Federal Court of Appeal of Canada appealing portions of the decision of the Federal Court of Canada. On December 4, 2025, Videotron filed a Notice of Cross-Appeal. No date has been set yet for a hearing on the appeal.

Bell and Telus Patent Infringement Litigation

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

Shaw Breach of Contract Litigation

On October 2, 2023, Adeia Guides Inc., Adeia Media Solutions Inc., and Adeia Media Holdings LLC (collectively, “Adeia Media”) filed a complaint against Shaw Cablesystems G.P. and Shaw Satellite G.P. (together “Shaw”) in the United States District Court for the Southern District of New York, alleging breach of contract by Shaw for failure to pay royalties owed to Adeia Media under the license agreement between the parties. On October 8, 2024, Shaw filed a motion to dismiss the complaint. On September 29, 2025, the Court denied Shaw’s motion to dismiss Adeia Media Companies’ breach of contract claim and granted Shaw’s motion to dismiss the declaratory relief claim as duplicative. On October 14, 2025, Shaw filed its answer to the complaint. Discovery is ongoing. The trial date has not been set.

Disney Patent Infringement Litigation

U.S Litigation

On November 7, 2024, Adeia Technologies, Inc., Adeia Guides Inc., and Adeia Media Holdings LLC (collectively “Adeia”) filed a complaint against The Walt Disney Company, Disney Media and Entertainment Distribution LLC, Disney DTC LLC, Disney Streaming Services LLC, Disney Entertainment & Sports LLC, Disney Platform Distribution, Inc., BAMTech, LLC, Hulu, LLC, and ESPN, Inc. (collectively, “Disney U.S. Defendants”) in the United States District Court for the District of Delaware, alleging infringement of six patents (“U.S. Asserted Patents”). On December 29, 2025, the Court granted the parties’ Joint Stipulation and Order of Dismissal, dismissing the case with prejudice.

On October 31, 2025, Disney U.S. Defendants filed three petitions for IPR before the Patent Trial and Appeal Board (“PTAB”) of the U.S. Patent and Trademark Office – one petition against each of three of the U.S. Asserted Patents. On November 5, 2025, Disney U.S. Defendants filed two petitions for IPR – one petition against each of two additional U.S. Asserted Patents. On November 7, 2025, Disney U.S. Defendants filed one petition for IPR against the last of the six U.S. Asserted Patents. On December 24, 2025, following the settlement between the parties, Disney U.S. Defendants filed an Unopposed Motion to Dismiss the Proceeding Pre-Institution in each of the six IPRs. The PTAB has terminated all six IPR petitions.

European Litigation

On November 7, 2024, Adeia Solutions LLC filed a complaint against The Walt Disney Company Benelux (B.V.), Disney Interactive Studios, Inc., and The Walt Disney Company Limited (collectively, “Disney Europe Defendants”) in the Regional Court of Munich, Germany, alleging infringement of one patent (“German Patent”). On December 23, 2025, Adeia Solutions LLC filed a request to withdraw the complaint following settlement between the parties. The Court has terminated the case.

On June 23, 2025, The Walt Disney Company Benelux (B.V.) filed a nullity action in the German Federal Patent Court, challenging the validity of the German Patent. On December 24, 2025, The Walt Disney Company Benelux (B.V.) filed a brief requesting withdrawal of the nullity action following settlement between the parties. The Court has terminated the case.

On November 7, 2024, Adeia Guides Inc. (“Adeia Guides”) filed a complaint against the Disney Europe Defendants in the Unified Patent Court (“UPC”) Munich Local Division, Germany, alleging infringement of one patent. On December 23, 2025, Adeia Guides filed a request to withdraw the complaint following settlement between the parties. The Court has terminated the case.

On November 7, 2024, Adeia Guides filed a complaint against the Disney Europe Defendants in the UPC The Hague Local Division, The Netherlands, alleging infringement of one patent. On December 23, 2025, Adeia Guides filed a request to withdraw the complaint following settlement between the parties. The Court has terminated the case.

Brazil Litigation

On November 11, 2024, Adeia Inc. and Adeia Guides Inc. (collectively, “Adeia Brazil Plaintiffs”) filed a complaint against The Walt Disney Company (Brasil) LTDA (“Disney Brazil”) in Rio de Janeiro State Court, Brazil, (“Trial Court”) alleging infringement of four patents (the “Brazil Asserted Patents”) and seeking a preliminary injunction against Disney Brazil for infringement of one of the four Brazil Asserted Patents. On December 23, 2025, Adeia Brazil Plaintiffs filed a request to terminate the case following settlement between the parties. The Court has terminated the case.

On January 27, 2025, Disney Brazil filed a patent invalidity lawsuit against Adeia Inc. and Adeia Guides Inc. (collectively, “Adeia Brazil Invalidity Defendants”) at the Brazilian Patent and Trademark Office in Rio de Janeiro Federal Court, Brazil, alleging the Brazil Asserted Patents are invalid. On December 23, 2025, Disney Brazil filed a request to terminate the proceeding following settlement between the parties. The Court has yet to rule on the request to terminate the case.

AMD Patent Infringement Litigation

On November 3, 2025, Adeia Semiconductor Bonding Technologies Inc., Adeia Semiconductor Inc., and Adeia Semiconductor Solutions LLC (collectively, “Adeia Semi”) filed a patent infringement complaint against Advanced Micro Devices, Inc. (“AMD”) in the United States District Court for the Western District of Texas (“WDTX 1 Litigation”), alleging infringement of six patents. On January 8, 2026, AMD filed a Motion to Dismiss the complaint. On January 22, 2026, Adeia Semi filed its opposition to AMD’s Motion to Dismiss. On January 29, 2026, AMD filed its reply on the Motion to Dismiss. There is no set deadline for the Court to rule on AMD’s Motion to Dismiss. No dates have been set by the Court.

On November 3, 2025, Adeia Semiconductor Bonding Technologies Inc. filed a separate patent infringement complaint against AMD in the United States District Court for the Western District of Texas (“WDTX 2 Litigation”), alleging infringement of four patents. On January 9, 2026, the Court granted AMD’s unopposed motion to stay the proceedings pending a final resolution of the ITC Litigation No. 337-TA-1465 (see below).

On November 17, 2025, Adeia Semiconductor Bonding Technologies Inc. filed a patent infringement complaint against Advanced Micro Devices, Inc., Lenovo (United States) Inc., Lenovo Group Limited, Lenovo Information Products (Shenzhen) Co., Ltd., and Super Micro Computer, Inc. in the International Trade Commission (“ITC Litigation”), alleging infringement of the same four patents asserted in the WDTX 2 Litigation. On December 16, 2025, the ITC issued a Notice of Institution of Investigation, assigning the case Investigation No. 337-TA-1465. The evidentiary hearing is set for October 26-30, 2026. The Final Initial Determination shall issue by February 19, 2027. The target date for completion of investigation is set for June 21, 2027.

DIRECTV Litigation

NDCA Declaratory Judgment Action

On December 29, 2025, DIRECTV LLC (“DIRECTV”) filed a complaint against Adeia Inc, Adeia Guides Inc., Adeia Media Holdings LLC, Adeia Technologies Inc. and Adeia Media Solutions Inc. (collectively, “Adeia Media”) in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement of seven Adeia Media patents and a declaratory judgement of invalidity of three different Adeia Media patents (“NDCA DJ Action”). Adeia Media’s response to the complaint is due March 13, 2026. No other dates have been set by the Court.

SDNY Breach of Contract and Misappropriation of Trade Secrets Action

On January 12, 2026, Adeia Media filed a complaint against DIRECTV in the United States District Court for the Southern District of New York alleging Breach of Contract and Misappropriation of Trade Secrets Pursuant to The Defend Trade Secrets Act. DIRECTV’s response to the complaint is due March 27, 2026. On January 15, 2026, Adeia Media filed a Motion for Preliminary Injunction, requesting that the Court order DIRECTV to withdraw its NDCA DJ Action and cease its misuse of Adeia’s confidential information. On February 10, 2026, DIRECTV filed its response to Adeia Media’s Motion for Preliminary Injunction . On February 23, 2026, Adeia Media filed its reply to DIRECTV’s response. No other dates have been set by the Court.

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

As of February 6, 2026, there were 109,052,507 outstanding shares of common stock held by 333 stockholders of record. In addition, a substantially greater number of stockholders may be “street name” or beneficial holders, whose shares are held of record by banks, brokers and other financial institutions.

We have historically returned capital to shareholders through cash dividends and stock repurchases. Future declarations of dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Stock Repurchases

In June 2020, our Board of Directors authorized the Plan which was subsequently amended in April 2021 and most recently in October 2024. During the year ended December 31, 2025, we repurchased a total of approximately 1.5 million shares of common stock, at an average price of $13.55 per share for a total cost of $20.0 million. We may continue to execute authorized repurchases from time to time under the Plan.

The following table summarizes repurchases of our common stock during the three months ended December 31, 2025:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under our share repurchase program (1)
(in thousands, except share price)
October 1, 2025 – October 31, 2025	—	$—	—	$—
November 1, 2025 – November 30, 2025	718	$13.94	718	$159,958
December 1, 2025 – December 31, 2025	—	$—	—	$—
Total	718	$13.94	718	$159,958

(1) In October 2024, our Board of Directors approved an increase of the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. As of December 31, 2025, the total remaining amount available for repurchase under the Plan was $160.0 million.

Stock Performance Graph

The following graph shows a comparison of total stockholder return for holders of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500 from December 31, 2020 through December 31, 2025. The graph and table assume that $100 was invested on December 31, 2020 in each of our common stock, the Nasdaq Composite Index, the Russell 2000 Index and the S&P 500, and that all dividends were reinvested. The Company’s performance through September 30, 2022 has been adjusted to reflect the impact of the separation of the Company’s product business, which occurred on October 1, 2022 and is reflected in the table below as a special dividend. This graphic comparison is presented pursuant to Item 201 of Regulation S-K. The comparisons in the graphs below are based on historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

	12/31/2020	12/31/2021	12/30/2022	12/31/2023	12/31/2024	12/31/2025
Adeia Inc.	$100.00	$90.48	$78.37	$102.83	$116.03	$143.17
Nasdaq Composite	$100.00	$121.39	$81.21	$116.47	$149.83	$180.33
Russell 2000 Index	$100.00	$113.69	$89.18	$102.64	$112.93	$125.68
S&P 500	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25

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

This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons of 2025 against 2024. A discussion regarding 2023 items and year-to-year comparisons of 2024 against 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following discussion of our financial condition and results of operations should be read together with the audited consolidated financial statements and notes to the consolidated financial statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those discussed under “Risk Factors” in Part I, Item 1A above.

Business Overview

Adeia Inc. (formerly known as Xperi Holding Corporation) (“Adeia”, “we”) is a leading IP licensing platform in the consumer and entertainment space, with an extensive portfolio of media and semiconductor intellectual property and approximately 13,750 media and semiconductor patent assets worldwide. In order to serve an increasingly connected world, we invent, develop, and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment. Our inventions are key enabling technologies that drive how consumers interact with entertainment and devices at home and on the go around the world. Our foundational technologies help elevate content and improve how audiences connect with it in a way that is more intelligent, immersive and personal. Our innovative solutions help power smart devices, entertainment experiences and more, and have created a unified ecosystem that reaches highly-engaged consumers and uncovered new business opportunities.

Headquartered in Silicon Valley with more than 35 years of operating experience, we have approximately 150 full-time employees, with substantially all of our employees located in the U.S.

Macroeconomic Conditions

Macroeconomic conditions due to inflation, geopolitical instability and global health events have in the past, and may in the future have, an adverse impact on our business. For example, such conditions may cause volatility in the markets we serve, particularly the broad consumer electronics market. Impacts from adverse macroeconomic conditions may negatively impact our financial condition and results of operations, which could result in an impairment of our long-lived assets, including goodwill, and increased credit losses.

Although a significant portion of our revenue is derived from fixed-fee and minimum-guarantee arrangements from large, well-capitalized customers, our per-unit and variable-fee based revenue will continue to be susceptible to global health concerns, outbreaks, pandemics, armed conflict, geopolitical factors, trade regulations and tariffs, market volatility, labor shortages, supply chain disruptions, microchip shortages, changes in demand for semiconductors and market downturns.

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

Key Metrics

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the year ended December 31, 2025, as compared to the same period in 2024:

•
Revenue increased by $67.4 million, or 18%, from $376.0 million in 2024 to $443.4 million in 2025.
•
Recurring revenues increased by $9.8 million, or 3% from $341.5 million in 2024 to $351.3 million in 2025.
•
Non-recurring revenues increased by $57.4 million, or 166% from $34.6 million in 2024 to $92.0 million in 2025.
•
Cash provided by operating activities decreased by $54.4 million, or 26%, from $212.5 million in 2024 to $158.1 million in 2025.
•
We made $60.4 million in principal payments, bringing the outstanding balance to $426.7 million as of December 31, 2025.
•
We repurchased $20.0 million of our common stock in 2025.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our IP rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 4 – Revenue” of the Notes to Consolidated Financial Statements. The following table presents our historical operating results for the periods indicated as a percentage of revenue:

	Years ended December 31,
	2025	2024
Revenue	100%	100%
Operating expenses:
Research and development	15	16
Selling, general and administrative	27	27
Amortization expense	13	19
Litigation expense	5	4
Total operating expenses	60	66
Operating income	40	34
Interest expense	(9)	(14)
Other income and expense, net	1	1
Loss on debt extinguishment	—	—
Income before income taxes	32	21
Provision for income taxes	7	4
Net income	25%	17%

The following table sets forth our revenue by year (in thousands, except for percentages):

	Years Ended December 31,		2025 vs. 2024
	2025	2024	Increase	% Change
Revenue	$443,386	$376,024	$67,362	18%

The increase in revenue during the year ended December 31, 2025, as compared to the prior year, was primarily attributable to the execution of a new long-term license agreement with Disney in the fourth quarter of 2025, partially offset by a multi-year license agreement with Amazon in the fourth quarter of 2024. A portion of revenue from both license agreements was recognized up-front in the respective period each agreement was executed.

Recurring revenues for the years ended December 31, 2025 and 2024 were $351.3 million and $341.5 million, respectively. The increase of $9.8 million was driven primarily by the execution of license agreements with new customers in 2024 and 2025, and increased royalty revenue from certain semiconductor customers, which were partially offset by declines in royalty revenue from certain Pay-TV customers.

Non-recurring revenues for the years ended December 31, 2025 and 2024 were $92.0 million and $34.6 million, respectively. The increase of $57.4 million was primarily attributable to the execution a new long-term license agreement with Disney in the fourth quarter of 2025, partially offset by a multi-year license agreement with Amazon in the fourth quarter of 2024. A portion of revenue from both license agreements was recognized up-front in the respective period each agreement was executed.

Research and Development

Research and development (“R&D”) costs consist primarily of personnel costs, stock-based compensation, outside engineering consulting expenses associated with new IP development, as well as costs related to patent applications and examinations, reverse engineering, materials, supplies and an allocation of facilities costs. All R&D costs are expensed as incurred. We intend to make a continued investment in our R&D efforts because we believe they are essential to grow our patent portfolios to secure new customers and renew agreements with existing customers.

	Years Ended December 31,		2025 vs. 2024
	2025	2024	Increase	% Change
Research and development	$67,519	$59,598	$7,921	13%

The increase in R&D costs during the year ended December 31, 2025, as compared to the prior year, was primarily due to an increase in patent portfolio expenses, patent technical support expenses, and an increase in personnel related costs.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses consist primarily of personnel costs, sales commission, advertising, branding activities, stock-based compensation, professional services, facilities costs, and expenses related to our executive, finance, human resource, legal, and information technology organizations.

	Years Ended December 31,		2025 vs. 2024
	2025	2024	Increase	% Change
Selling, general and administrative	$119,534	$103,443	$16,091	16%

The increase in SG&A expense during the year ended December 31, 2025, as compared to the prior year, was primarily due to increases in personnel related costs and advertising expense, partially offset by decreases in outside services.

Amortization Expense

	Years Ended December 31,		2025 vs. 2024
	2025	2024	Decrease	% Change
Amortization expense	$56,621	$70,721	$(14,100)	(20)%

The decrease in amortization expense during the year ended December 31, 2025, as compared to the prior year, was primarily due to certain intangible assets becoming fully amortized during 2024. The decrease was partially offset by the acquisition of patent portfolios and the resulting amortization of those assets.

Litigation Expense

	Years Ended December 31,		2025 vs. 2024
	2025	2024	Increase	% Change
Litigation expense	$24,709	$13,653	$11,056	81%

The increase in litigation expense during the year ended December 31, 2025, as compared to the prior year, was primarily due to increased activity in current litigation matters. See Part I, Item 3. – Legal Proceedings for additional information regarding these matters.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part I, Item 3 – Legal Proceedings.

Interest Expense

	Years Ended December 31,		2025 vs. 2024
	2025	2024	Decrease	% Change
Interest expense	$40,359	$52,539	$(12,180)	(23)%

The decrease in interest expense during the year ended December 31, 2025, as compared to the prior year, was primarily due to lower debt balances, the reduction of the interest rate margin resulting from the repricing of our Term Loan B during the second quarter of 2024 and the first quarter of 2025, and the effects of the Federal Reserve interest rate cuts during 2024 and 2025.

Other Income and Expense, Net

	Years Ended December 31,		2025 vs. 2024
	2025	2024	Increase	% Change
Other income and expense, net	$6,279	$5,570	$709	13%

The increase in other income and expense, net during the year ended December 31, 2025, as compared to the prior year, was primarily due to an increase in interest income from significant financing components from certain revenue contracts and interest income from our cash, cash equivalents and marketable securities.

Loss on Debt Extinguishment

During the year ended December 31, 2024, we recognized $0.5 million associated with the repricing of our Term Loan B. There were no such costs in 2025. Refer to discussion below for further detail on the repricing of our Term Loan B.

Provision for Income Taxes

	Years Ended December 31,		2025 vs. 2024
	2025	2024	Increase	% Change
Provision for income taxes	$29,848	$16,564	$13,284	80%

For the year ended December 31, 2025, we recorded an income tax expense of $29.8 million on pretax income of $140.9 million, resulting in an effective tax rate of 21.2%. The income tax expense for the year was primarily attributable to tax on current year income, partially offset by foreign tax credits, the foreign-derived intangible income deduction, and releases of uncertain tax positions. The increase in income tax expense for the year ended December 31, 2025, as compared to the prior year, was primarily attributable to higher pretax income.

For the year ended December 31, 2024, we recorded an income tax expense of $16.6 million on pretax income of $81.2 million, resulting in an effective tax rate of 20.4%. The income tax expense for the year was primarily attributable to tax on current year income, foreign withholding taxes, and unrealized foreign exchange losses related to prior year South Korea refund claims, partially offset by releases of uncertain tax positions.

The Korea Supreme Court issued a decision overturning the long-standing territorial sourcing framework for royalty income, under which royalty income was sourced by reference to the place of patent registration, and adopted a new sourcing rule based on where a licensed patent is used. In the fourth quarter of 2025, we were notified by Korea tax authorities that our pending withholding tax refund claims were denied, reducing the likelihood of the recovery of withholding tax receivables in Korea. Given this development, we determined that we could not sufficiently demonstrate eligibility for a refund under the revised sourcing rule. As a result, we concluded that realization of the related income tax receivable was no longer more-likely-than-not and derecognized the asset. The derecognition contributed $1.6 million in income tax expense for the year ended December 31, 2025.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are recoverable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. Given our history of sustained profitability, we concluded that it was more-likely-than-not that we would realize our U.S. federal and certain state deferred tax assets. We continue to maintain a valuation allowance against tax attributes in California and other state tax attributes that can only be utilized against the income of specific legal entities.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the years ended December 31, 2025 and 2024:

	December 31,
(in thousands)	2025	2024
Cash and cash equivalents	$73,136	$78,825
Marketable securities	63,597	31,567
Total cash, cash equivalents and marketable securities	$136,733	$110,392

	Years Ended December 31,
	2025	2024
Net cash from operating activities	$158,086	$212,461
Net cash used in investing activities	$(40,261)	$(24,022)
Net cash used in financing activities	$(123,514)	$(164,174)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments in marketable securities. Cash, cash equivalents and marketable securities were $136.7 million at December 31, 2025, an increase of $26.3 million from $110.4 million at December 31, 2024. This increase resulted primarily from $158.1 million of cash generated from operations and $2.4 million in proceeds from our employee stock purchase program and exercise of stock options, partially offset by $60.4 million in repayment of long-term debt, $8.8 million in purchases of long-lived assets, $21.8 million in dividends paid, $20.0 million in repurchases of common stock ($1.3 million in repurchases of common stock executed during the year ended December 31, 2024 were settled in January 2025), and $22.5 million in repurchases of common stock for tax withholdings on equity awards.

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

We expect to continue to make additional payments on our existing debt from cash generated from operations. Our material cash requirements include the following contractual and other obligations:

Debt

As of December 31, 2025, we had outstanding long-term debt in an aggregate principal amount of $426.7 million, with a minimum of $24.4 million payable within the next 12 months. Based on achieving certain leverage ratios and as a result of voluntary prepayments, we were not required to make excess cash flow payments as pursuant to the agreement for either of the years ended December 31, 2024 and 2025.

Future interest payments associated with the debt, based on current interest rates, total $63.4 million, with $27.2 million payable within 12 months. The interest payments may vary with changes in interest rates, as well as due to reductions of the principal amount. Refer to “Note 10 – Debt” of the Notes to Consolidated Financial Statements for additional information on debt obligations and maturities.

Leases

We have lease arrangements for office and research facilities, data centers and office equipment. As of December 31, 2025, fixed lease payment obligations amounted to $9.3 million, with $0.7 million payable within 12 months. Refer to “Note 8 – Leases” of the Notes to Consolidated Financial Statements for additional information on lease obligations and maturities.

Guarantee

Prior to the Separation, we and a subsidiary of Xperi Inc. (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which we guarantee the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, we and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022 under which we agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, we recognized a guarantee liability of $19.7 million, which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of our results of operations. As of December 31, 2025, the balance of the guarantee liability is $16.3 million, including a current portion of $0.8 million. Operating expense reimbursements are capped at a maximum of $7.5 million per annum. To date, such reimbursements have not been material.

Other Purchase Obligations

Our other purchase obligations primarily consist of non-cancelable obligations related to advertising, engineering services and internet and telecommunications services. As of December 31, 2025, we had purchase obligations of $7.5 million, including $3.2 million due in 2026, $2.4 million due in 2027, and $1.9 million due thereafter. These purchase obligations represent commitments under enforceable and legally binding agreements and do not represent the entire anticipated purchases in the future. Refer to “Note 15 – Commitments and Contingencies” of the Notes to Consolidated Financial Statements for additional detail.

Income Tax Payable

As of December 31, 2025, we had accrued $7.3 million of unrecognized tax benefits in long-term income taxes payable related to uncertain tax positions, which include an immaterial amount of accrued interest and penalties. At this time, we are unable to reasonably estimate the timing of the long-term payments or the amount by which the liability will increase or decrease over time.

In addition to the cash requirements outlined above, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan, as further described below:

Quarterly Dividends

In 2025 and 2024, we paid quarterly dividends of $0.05 per share in each of the March, June, September and December quarterly periods. Our capacity to pay dividends in the future depends on many factors, including our financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board of Directors considers relevant. We anticipate that any quarterly dividends if and when paid, will be paid out of cash, cash equivalents and short-term investments in marketable securities.

Stock Repurchase Plan

In October 2024, our Board of Directors approved an increase to the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. During the year ended December 31, 2025, we repurchased a total of approximately 1.5 million shares of common stock, at an average price of $13.55 per share for a total cost of $20.0 million. During the year ended December 31, 2024, we repurchased a total of approximately 1.4 million shares of common stock, at an average price of $13.95 per share for a total cost of $20.0 million. As of December 31, 2025, the total remaining amount available for repurchase under this plan was $160.0 million.

We may continue to execute authorized repurchases from time to time under our existing stock repurchase plan. The amount and timing of any repurchases under the stock repurchase plan depend on a number of factors, including, but not limited to, the trading price, volume and availability of our common shares. There is no guarantee that such repurchases under the stock repurchase plan will enhance the value of our common stock.

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

Cash Flows from Operating Activities

Cash flows provided by operations were $158.1 million for the year ended December 31, 2025, primarily due to our net income of $111.1 million being adjusted for non-cash items of amortization of intangible assets of $56.6 million, stock-based compensation expense of $34.7 million, amortization of debt issuance costs of $3.4 million, depreciation of $2.0 million, and change in deferred income tax and other of $33.7 million, partially offset by $(82.8) million net change in operating assets and liabilities.

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

Cash Flows from Investing Activities

Net cash used in investing activities was $40.3 million for the year ended December 31, 2025, primarily related to purchases of short-term investments in marketable securities of $57.3 million, and purchases of long-lived assets of $8.8 million, partially offset by maturities of marketable securities of $24.3 million and proceeds from sales of short-term investments of $1.5 million.

Net cash used in investing activities was $24.0 million for the year ended December 31, 2024, primarily related to purchases of short-term investments in marketable securities of $33.2 million, and purchases of long-lived assets of $22.3 million, partially offset by maturities of marketable securities of $31.5 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of leasehold improvements, purchases of computer hardware and software, information systems, and production and test equipment. During each of the years ended December 31, 2025 and 2024, we spent $1.8 million on capital expenditures. Our capital expenditures for intangible assets consists primarily of acquired patents. During the years ended December 31, 2025 and 2024, we spent $7.0 million and $20.5 million on purchases of intangible assets, respectively. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $123.5 million for the year ended December 31, 2025 principally due to $60.4 million in repayment of indebtedness, $21.8 million in dividends paid, $20.0 million in repurchases of common stock ($1.3 million in repurchases of common stock were pending settlement as of December 31, 2024), and $22.5 million in repurchases of common stock for tax withholdings on equity awards, partially offset by $2.4 million in proceeds from our employee stock purchase program and exercise of stock options.

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

On May 20 2024, we entered into Amendment No. 3 (“Amendment No. 3”) to the 2020 Credit Agreement, which provided for a repricing of the entire outstanding aggregate principal amount of $561.1 million. Amendment No. 3 also reduced interest margins (50 basis points) from SOFR plus a margin of 3.50% to SOFR plus a margin of 3.00% per annum or base rate plus a margin of 2.00% per annum. In addition, Amendment No. 3 lowered the excess cash flow mandatory payment thresholds and credit spread adjustment provision.

On January 30, 2025, we entered into Amendment No. 4 (“Amendment No. 4”) to the 2020 Credit Agreement, which provided for a repricing of the entire outstanding aggregate principal amount of $487.1 million. Amendment No. 4 further reduced the interest margins (50 basis points) to SOFR plus a margin of 2.50% per annum or base rate plus a margin of 1.50% per annum.

The obligations under the 2020 Credit Agreement, as amended, continue to be guaranteed by our wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) and continue to be secured by a lien on substantially all our assets and those of the Guarantors.

As of December 31, 2025, $426.7 million was outstanding under the term loan B facility. In addition, we had $8.3 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Term Loan B, including the amortization of debt discount and issuance costs, was 7.3% and interest is payable monthly.

Under the existing loan agreement, we have future minimum principal payments for our debt of $24.4 million each year from 2026 through 2027, with the remaining principal balance of $378.0 million will be due June 8, 2028. The 2020 Credit Agreement, as amended, also requires that we continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity. Based on certain leverage ratios and the voluntary prepayments the Company made during the year ended December 31, 2024, no excess cash flow payments were required for the years ended December 31, 2025 and 2024. The term loan B facility contains customary covenants, and as of December 31, 2025, we were in full compliance with such covenants.

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

Revenue recognition

We derive the majority of our revenue from the licensing of our IP rights to customers. Revenue is recognized when control of the IP rights is transferred to a customer in an amount that reflects the consideration that we expect to be entitled to in exchange for the licensing of our IP. The primary judgments include identifying the performance obligations in the contract, determining standalone selling price used to allocate consideration in a contract with multiple performance obligations, estimating the fair value of noncash consideration, estimating variable consideration relating to potential future price adjustments as a result of legal contract disputes, and estimating quarterly royalties prior to receiving the royalty reports from the licensee.

At times, we enter into contracts with customers that include releases from past patent infringement claims and a prospective license. In these contracts, we allocate the transaction price between releases for past patent infringement claims and prospective licenses based on their relative standalone selling prices. Determining standalone selling price requires significant management judgment. In determining the standalone selling price of each performance obligation, we consider such factors as the customer’s revenues, the number of past and projected future subscribers, units shipped, and units manufactured, as well as the per-subscriber or per-unit licensing rates we generally receive from licensees of comparable sizes in comparable markets and geographies. As a release from past patent infringement claims is generally satisfied at execution of the contract, the transaction price allocated to the release from past patent infringement claims is generally recognized in the period the contract is executed. Transaction price allocated to prospective Media IP licenses is recognized ratably over the license term, and transaction price allocated to prospective Semiconductor IP licenses is generally recognized upon execution of the contract.

At times, we enter into contracts with customers that include noncash consideration in the form of patents. During 2025, 2024 and 2023, revenue recognized from noncash consideration represented 5.8%, 0.6% and 0.2%, respectively, of our total revenue. Determining the fair value of patents is performed at contract inception using one of, or a combination of, an analysis of comparable market transactions (the market approach), and/or an analysis of the costs that would be required to develop and maintain a comparable set of patents (the cost approach). Each methodology involves the use of significant judgments and assumptions, including which market transactions are most comparable to the specific transaction and the identification of relevant costs incurred by comparable companies to develop and maintain a comparable set of patents. Changes in these assumptions could have a substantial impact on the fair value assigned to the patents for accounting purposes. These inputs and assumptions represent management's best estimates at the time of the transaction.

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

Our policy is to classify accrued interest and penalties related to the accrued liability for unrecognized tax benefits in the provision for income taxes. For the years ended December 31, 2025 and 2024, respectively, we did not recognize any significant interest or penalties. See “Note 14 – Income Taxes” of the Notes to Consolidated Financial Statements for additional detail.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The primary objectives of our investment activities are to preserve principal and maintain liquidity, while at the same time capturing a market rate of return. To achieve these objectives, we maintain our portfolio of cash, cash equivalents and investments in a variety of securities, which are subject to risks including:

Interest Rate Risk

As of December 31, 2025, we had $426.7 million of outstanding indebtedness that was subject to floating interest rates. Changes in economic conditions outside of our control could result in higher interest rates, thereby increasing our interest expense and reducing the funds available for capital investment, operations or other purposes. At December 31, 2025, a 1% increase in the effective interest rate on our outstanding debt throughout a one-year period would result in an annual increase in our interest expense of approximately $4.2 million. Any significant increase in our interest expense could negatively impact our results of operations and cash flows and also our ability to pay dividends in the future. If the U.S. Federal Reserve raises its benchmark interest rate, any increases would likely impact the borrowing rate on our outstanding indebtedness, and increase our interest expense, comparably.

Investment Risk

We are exposed to market risk as it relates to changes in the market value of our investments in addition to the liquidity and credit-worthiness of the underlying issuers of our investments. Our investments are subject to fluctuations in fair value due to the volatility of the credit markets and prevailing interest rates for such securities. Our marketable debt securities, consisting primarily of municipal bonds and notes, corporate bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit, are classified as available-for-sale securities. As of December 31, 2025, the fair value of our investments classified as marketable securities was $63.8 million. Unrealized losses, net of tax, on these investments were not material as of December 31, 2025. We did not hold any derivatives, derivative commodity instruments or other similar financial instruments in our portfolio as of December 31, 2025.

Bank Liquidity Risk

As of December 31, 2025, we have approximately $72.9 million of cash in operating accounts that are held with both domestic and international financial institutions, the majority of which is held with high quality domestic financial institutions. These cash balances could be lost or become inaccessible if the underlying financial institutions fail or if they are unable to meet the liquidity requirements of their depositors and they are not supported by the government of the jurisdiction where such cash is held. We have not incurred any losses and have had full access to our operating accounts to date. We believe any failures of domestic and international financial institutions could impact our ability to fund our operations in the short term.

Exchange Rate Risk

Our international business is subject to risks, including, but not limited to, differing economic conditions, changes in political climate, differing tax structures, other regulations and restrictions and foreign exchange rate volatility when compared to the U.S. dollar. Accordingly, our future results could be materially impacted by changes in these or other factors.

We are also affected by exchange rate fluctuations as the financial statements of our foreign subsidiaries are translated into U.S. dollars in consolidation. As exchange rates vary, these results, when translated, may vary from expectations and could adversely or positively impact overall profitability. During 2025, the impact of foreign exchange rate fluctuations related to translation of our foreign subsidiaries’ financial statements was immaterial to our Consolidated Financial Statements.

Item 8. Financial Statements and Supplementary Data

Our Consolidated Balance Sheets as of December 31, 2025 and 2024, and the related Consolidated Statements of Income, Equity, Comprehensive Income and Cash Flows for each of the years in the three-year period ended December 31, 2025 are set forth in this Annual Report at Item 15(a)(1).

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2025 that our disclosure controls and procedures were effective to provide reasonable assurance that the information relating to Adeia Inc., including our consolidated subsidiaries, required to be disclosed in our reports that are filed or submitted under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms, and (ii) is accumulated and communicated to Adeia Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Adeia Inc.’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, utilizing the criteria described in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment by Adeia Inc.’s management, we determined that Adeia Inc.’s internal control over financial reporting was effective as of December 31, 2025. The effectiveness of Adeia Inc.’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page 46 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

During the quarterly period ended December 31, 2025, there were no changes to our internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

(a)
There is no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2025 but was not reported.
(b)
In the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-Rule 10b5-1 trading arrangement for the purchase or sale of our securities, within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is hereby incorporated by reference from the information under the captions “Executive Officers,” “Election of Directors,” “Board and Committees of the Board; Director Independence” and “Delinquent Section 16(a) Reports” that will be contained in the Proxy Statement for our 2026 Annual Meeting of Stockholders (the “Proxy Statement”).

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents filed as part of this report:

Page Number

(1) Financial Statements

Report of Independent Registered Public Accounting Firm	46

Consolidated Statements of Income	49

Consolidated Statements of Comprehensive Income	50

Consolidated Balance Sheets	51

Consolidated Statements of Cash Flows	52

Consolidated Statements of Equity	53

Notes to Consolidated Financial Statements	54

(2) Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts for Fiscal Years Ended December 31, 2025, 2024 and 2023	83

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

Auditor Firm Id: 238 Auditor Name: PricewaterhouseCoopers LLP Auditor Location: San Jose, California, USA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Adeia Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Adeia Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition – Determination of Standalone Selling Price of Performance Obligations in a Certain Long-Term License Contract

As described in Note 4 to the consolidated financial statements, at times, the Company enters into long-term license contracts with more than one performance obligation, which may include releases from past patent infringement claims or one or more prospective licenses. In these arrangements, management allocates the transaction price between releases for past patent infringement claims and prospective licenses based on their relative standalone selling prices. Determination of standalone selling price requires significant management judgment. In determining the standalone selling price of each performance obligation, management considers such factors as the customer’s revenues, the number of past and projected future subscribers, units shipped, and units manufactured, as well as the per-subscriber or per-unit licensing rates the Company generally receives from licensees of comparable sizes in comparable markets and geographies. The Company recorded total revenue of $443 million for the year ended December 31, 2025, of which a portion relates to a certain long-term license contract with multiple performance obligations.

The principal considerations for our determination that performing procedures relating to the determination of standalone selling price of performance obligations in a certain long-term license contract is a critical audit matter are (i) the significant judgment by management when determining the standalone selling price of the performance obligations and (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s determination of standalone selling price.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the licensing revenue recognition process, including controls over the determination of standalone selling price of performance obligations in certain long-term license contracts. These procedures also included, among others, (i) reading the executed contract to understand the terms and conditions, (ii) evaluating management’s identification of the performance obligations, (iii) testing management’s process for determining the value of standalone selling prices of identified performance obligations, (iv) evaluating the appropriateness of the overall methodology used by management to develop the standalone selling price, and (v) evaluating, as applicable, the reasonableness of the factors used in management’s determination of standalone selling price. Evaluating the reasonableness of the factors used by management included, as applicable, assessing whether they were consistent with (i) the Company’s relevant historical transactions, (ii) external market data, and (iii) other information obtained in the audit. Testing the determination of standalone selling price also involved testing the completeness and accuracy of the data utilized by management.

Valuation of Noncash Consideration Received in a Certain Contract with a Customer

As described in Notes 4 and 7 to the consolidated financial statements, in certain contracts with customers, the Company receives noncash consideration in the form of patents, and the fair value of those assets is included in the transaction price for revenue recognition purposes. For noncash consideration received in the year ended December 31, 2025, management determined the fair value at contract inception using an analysis of comparable market transactions (the market approach). Estimating the fair value of the patents requires significant judgments and assumptions, including the selection and weighting of comparable market transactions. As disclosed by management, revenue recognized from noncash consideration represented 5.8% of total revenue recognized of $443 million for the year ended December 31, 2025, of which a significant portion of the revenue recognized from noncash consideration received related to a certain contract with a customer.

The principal considerations for our determination that performing procedures relating to the valuation of noncash consideration received in a certain contract with a customer is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the noncash consideration; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumptions used in the market approach related to the selection and weighting of comparable market transactions; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the licensing revenue recognition process, including controls over the valuation of noncash consideration received from customers. These procedures also included, among others (i) reading the executed contract to understand the terms and conditions, (ii) testing management’s process for developing the fair value estimate of the noncash consideration; (iii) evaluating the appropriateness of the market approach used by management; (iv) testing the completeness and accuracy of underlying data used in the market approach; and (v) evaluating the reasonableness of the significant assumptions used by management related to the selection and weighting of comparable market transactions. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market approach and (ii) the reasonableness of the selection and weighting of comparable market transaction assumptions.

/s/ PricewaterhouseCoopers LLP

San Jose, California

February 26, 2026

We have served as the Company’s auditor since 1999.

ADEIA INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Years Ended December 31,
	2025	2024	2023
Revenue	$443,386	$376,024	$388,788
Operating expenses:
Research and development	67,519	59,598	54,264
Selling, general and administrative	119,534	103,443	95,226
Amortization expense	56,621	70,721	93,735
Litigation expense	24,709	13,653	9,333
Total operating expenses	268,383	247,415	252,558
Operating income	175,003	128,609	136,230
Interest expense	(40,359)	(52,539)	(62,574)
Other income and expense, net	6,279	5,570	6,320
Loss on debt extinguishment	—	(453)	—
Income before income taxes	140,923	81,187	79,976
Provision for income taxes	29,848	16,564	12,604
Net income	$111,075	$64,623	$67,372
Income per share:
Basic	$1.02	$0.59	$0.63
Diluted	$0.99	$0.57	$0.60
Weighted average number of shares used in per share calculations
Basic	108,845	108,647	106,554
Diluted	112,747	113,061	112,849

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Net income	$111,075	$64,623	$67,372
Other comprehensive income, net of tax:
Change in foreign currency translation adjustment	—	—	9
Net unrealized gains on marketable securities	61	7	34
Other comprehensive income, net of tax	61	7	43
Total comprehensive income	$111,136	$64,630	$67,415

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$73,136	$78,825
Marketable securities	63,597	31,567
Total cash, cash equivalents, and marketable securities	136,733	110,392
Accounts receivable, net of allowance for credit losses of $713 and $713, respectively	28,631	34,145
Unbilled contracts receivable	129,829	104,047
Other current assets	8,765	9,792
Total current assets	303,958	258,376
Long-term unbilled contracts receivable	49,499	62,767
Property and equipment, net	6,113	6,278
Operating lease right-of-use assets	8,177	9,322
Intangible assets, net	303,456	301,177
Goodwill	313,660	313,660
Long-term income tax receivable	—	112,441
Other long-term assets	54,440	33,940
Total assets	$1,039,303	$1,097,961
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,827	$8,045
Accrued liabilities	34,250	24,517
Current portion of long-term debt, net	20,975	21,021
Deferred revenue	19,726	19,523
Total current liabilities	79,778	73,106
Deferred revenue, less current portion	49,975	64,555
Long-term debt, net	397,479	454,435
Noncurrent operating lease liabilities	8,734	9,480
Long-term income tax payable	7,273	84,585
Other long-term liabilities	15,523	15,229
Total liabilities	558,762	701,390
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: $0.001 par value; authorized (2025: 15,000 shares; 2024: 15,000 shares) and no shares issued and outstanding	—	—
Common stock: $0.001 par value; (2025: authorized 350,000 shares, issued 127,923 shares, outstanding 108,999 shares; 2024: authorized 350,000 shares, issued 123,952 shares, outstanding 108,072 shares)	128	125
Additional paid-in capital	685,992	648,914
Treasury stock at cost (2025: 18,924 shares; 2024: 15,880 shares)	(297,778)	(255,301)
Accumulated other comprehensive income (loss)	60	(1)
Retained earnings	92,139	2,834
Total stockholders’ equity	480,541	396,571
Total liabilities and equity	$1,039,303	$1,097,961

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$111,075	$64,623	$67,372
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment	1,960	2,058	1,539
Amortization of intangible assets	56,621	70,721	93,735
Stock-based compensation expense	34,674	26,641	18,057
Deferred income tax and other	33,678	(7,141)	11,392
Loss on debt extinguishment	—	453	—
Amortization of debt issuance costs	3,353	3,475	4,302
Other	(462)	(1,573)	(252)
Changes in operating assets and liabilities:
Accounts receivable	5,516	6,256	18,268
Unbilled contracts receivable	(65,214)	(18,052)	(34,303)
Other assets	(5,505)	7,414	(4,502)
Accounts payable	(2,457)	(372)	(894)
Accrued and other liabilities	(776)	3,684	(14,604)
Deferred revenue	(14,377)	54,274	(7,355)
Net cash provided by operating activities	158,086	212,461	152,755
Cash flows from investing activities:
Purchases of property and equipment	(1,806)	(1,821)	(3,812)
Purchases of intangible assets	(6,950)	(20,476)	(2,531)
Purchases of short-term investments	(57,301)	(33,175)	(42,845)
Proceeds from sales of investments	1,496	—	—
Proceeds from maturities of investments	24,300	31,450	14,700
Net cash used in investing activities	(40,261)	(24,022)	(34,488)
Cash flows from financing activities:
Payments of dividends	(21,770)	(21,767)	(21,339)
Principal payments on debt agreements	(60,356)	(114,167)	(148,000)
Proceeds from employee stock purchase program and exercise of stock options	2,404	3,247	2,351
Repurchases of common stock for tax withholdings on equity awards	(22,457)	(12,781)	(11,274)
Repurchases of common stock	(21,335)	(18,706)	—
Net cash used in financing activities	(123,514)	(164,174)	(178,262)
Net increase (decrease) in cash and cash equivalents	(5,689)	24,265	(59,995)
Cash and cash equivalents at beginning of period	78,825	54,560	114,555
Cash and cash equivalents at end of period	$73,136	$78,825	$54,560

Supplemental disclosure of cash flow information:
Interest paid	$33,190	$46,771	$57,760
Income taxes paid, net of refunds	$15,030	$12,494	$10,318
Long-lived assets received in lieu of cash	$52,700	$5,000	$4,400
Unpaid purchases of long-lived assets at the end of the period	$4	$765	$1,971

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

CONSOLIDATED STATEMENTS OF EQUITY

(in thousands)

	Total Company Stockholders' Equity
	Common Stock		Additional	Treasury Stock		Accumulated Other Comprehensive	Retained Earnings
	Shares	Amount	Paid-In Capital	Shares	Amount	Income (Loss)	(Accumulated Deficit)	Total Equity
Balance at December 31, 2022	105,167	$117	$636,266	12,225	$(211,223)	$(51)	$(123,697)	$301,412
Net income	—	—	—	—	—	—	67,372	67,372
Other comprehensive income, net of tax	—	—	—	—	—	43	—	43
Cash dividends paid on common stock ($0.20 per share)	—	—	(21,339)	—	—	—		(21,339)
Issuance of common stock in connection with exercise of stock options	81	—	880	—	—	—	—	880
Issuance of common stock in connection with employee stock purchase plan	182	—	1,467	—	—	—	—	1,467
Issuance of restricted stock, net of shares canceled	3,075	4	—	—	—	—	—	4
Withholding taxes related to net share settlement of restricted awards	(1,121)	—	—	1,121	(11,274)	—	—	(11,274)
Stock-based compensation expense	—	—	18,057	—	—	—	—	18,057
Balance at December 31, 2023	107,384	$121	$635,331	13,346	$(222,497)	$(8)	$(56,325)	$356,622
Net income	—	—	—	—	—	—	64,623	64,623
Other comprehensive income, net of tax	—	—	—	—	—	7	—	7
Cash dividends paid on common stock ($0.20 per share)	—	—	(16,303)	—	—	—	(5,464)	(21,767)
Issuance of common stock in connection with exercise of stock options	114	—	1,321	—	—	—	—	1,321
Issuance of common stock in connection with employee stock purchase plan	234	—	1,924	—	—	—	—	1,924
Issuance of restricted stock, net of shares canceled	2,874	4	—	—	—	—	—	4
Withholding taxes related to net share settlement of restricted awards	(1,099)	—	—	1,099	(12,783)	—	—	(12,783)
Repurchases of common stock	(1,435)	—	—	1,435	(20,021)	—	—	(20,021)
Stock-based compensation expense	—	—	26,641	—	—	—	—	26,641
Balance at December 31, 2024	108,072	$125	$648,914	15,880	$(255,301)	$(1)	$2,834	$396,571
Net income	—	—	—	—	—	—	111,075	111,075
Other comprehensive income, net of tax	—	—	—	—	—	61	—	61
Cash dividends paid on common stock ($0.20 per share)	—	—	—	—	—	—	(21,770)	(21,770)
Issuance of common stock in connection with exercise of stock options	17	—	208	—	—	—	—	208
Issuance of common stock in connection with employee stock purchase plan	261	—	2,196	—	—	—	—	2,196
Issuance of restricted stock, net of shares canceled	3,693	3	—	—	—	—	—	3
Withholding taxes related to net share settlement of restricted awards	(1,566)	—	—	1,566	(22,457)	—	—	(22,457)
Repurchases of common stock	(1,478)	—	—	1,478	(20,020)	—	—	(20,020)
Stock-based compensation expense	—	—	34,674	—	—	—	—	34,674
Balance at December 31, 2025	108,999	$128	$685,992	18,924	$(297,778)	$60	$92,139	$480,541

The accompanying notes are an integral part of these consolidated financial statements.

ADEIA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP consisting of approximately 13,750 patents and patent applications worldwide.

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

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The accounting estimates and assumptions that require management’s most significant, challenging, and subjective judgment include identifying the performance obligations in the contract, determining standalone selling price used to allocate consideration in a contract with multiple performance obligations, estimating the fair value of noncash consideration, estimating variable consideration relating to potential future price adjustments as a result of legal contract disputes, estimating quarterly royalties prior to receiving the royalty reports from the licensee, measurement of the fair value of acquired intangible assets, the assessment of the recoverability of goodwill, the assessment of useful lives and recoverability of other intangible assets and long-lived assets, recognition and measurement of current and deferred income tax assets and liabilities, the assessment of unrecognized tax benefits and purchase accounting resulting from business combinations, among others. Actual results experienced by the Company may differ from management’s estimates. These estimates may change, as new events occur and additional information is obtained, and are recognized in the consolidated financial statements as soon as they become known.

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

Marketable Securities

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

Marketable Equity Securities

Marketable equity securities are measured at fair value with unrealized gains and losses recognized in other income and expense, net, on the Consolidated Statements of Income.

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

The Company follows a corporate investment policy which sets credit, maturity and concentration limits and regularly monitors the composition, market risk and maturities of these investments. The Company believes that any concentration of credit risk in its accounts receivable is substantially mitigated by the Company’s evaluation process, relatively short collection terms and the high level of credit worthiness of its customers. The Company performs ongoing credit evaluations of its customers’ financial condition and generally requires no collateral. See “Note 16 – Segment Information” for further discussion on concentration of credit and other risks.

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

Goodwill and Identified Intangible Assets

Goodwill

Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and identified intangible assets acquired under a business combination. Goodwill also includes acquired assembled workforce, which does not qualify as an identifiable intangible asset. The Company performs an annual review of the valuation of goodwill in the fourth quarter, or more often if indicators of impairment exist. Triggering events for impairment reviews may be indicators such as adverse industry or economic trends, restructuring actions, lower projections of profitability or a sustained decline in the Company’s market capitalization. Evaluations of possible impairment and, if applicable, adjustments to carrying values require the Company to estimate, among other factors, future cash flows, useful lives and fair market values of the Company's assets. When the Company conducts the evaluation of goodwill, the fair value of goodwill is assessed using valuation techniques that require significant management estimates and judgment.

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

Identified intangible assets

Identified finite-lived intangible assets consist of acquired patents, existing technology, customer relationships and trademarks and trade names resulting from business combinations, as well as acquired patents under asset purchase agreements. The Company’s identified intangible assets are amortized on a straight-line basis over their estimated useful lives, ranging from 3 to 10 years.

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

For further discussion of goodwill and identified intangible assets, see “Note 9 – Goodwill and Identified Intangible Assets.”

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

Treasury Stock

From time to time, the Company repurchases shares of its common stock, in accordance with programs authorized by the Board of Directors. The Company accounts for stock repurchases using the cost method. Repurchased shares are held as treasury stock until such time as they are retired or re-issued. Retirements of treasury stock are non-cash equity transactions in which the reacquired shares are returned to the status of authorized but unissued shares and the cost is recorded as a reduction to both retained earnings and treasury stock.

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

Research and Development

Research and development (R&D) costs consist primarily of personnel costs, stock-based compensation, outside engineering consulting expenses associated with new IP development, as well as costs related to patent applications and examinations, reverse engineering, materials, supplies and an allocation of facilities costs. All R&D costs are expensed as incurred.

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

The Company uses the closing trading price of its common stock on the date of grant as the fair value of awards of restricted stock units (“RSUs”), and performance stock units (“PSUs”) that are based on company-designated performance targets. For performance stock awards that also contain market conditions, or market-based PSUs, fair value is estimated by using a Monte Carlo simulation on the date of grant. The Company estimates the grant-date fair value of stock options and stock to be issued under the employee stock purchase plan (“ESPP”) using the Black-Scholes pricing model. See “Note 13 – Stock-based Compensation Expense” for additional detail.

Performance-based PSU awards will vest if certain employee-specific or company-designated performance targets are achieved. If minimum performance thresholds are achieved, each PSU award will convert into the Company’s common stock at a defined ratio depending on the degree of achievement of the performance target designated by each individual award. If minimum performance thresholds are not achieved, then no shares will be issued. The expected levels of achievement are reassessed over the requisite service periods and, to the extent that the expected levels of achievement change, stock-based compensation is adjusted in the period of change and recorded on the statements of income and the remaining unrecognized stock-based compensation is recorded over the remaining requisite service period. For market-based PSUs, the fair value per award is fixed at the grant date and the amount of compensation expense is not adjusted during the performance period regardless of changes in the level of achievement of the market condition unless it is due to termination.

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

Deferred income taxes are determined based on the differences between the financial reporting and tax basis of assets and liabilities. The Company must assess the likelihood that it will be able to realize its deferred tax assets. If realizability is not likely on a more-likely-than-not basis, the Company must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be realizable. However, should there be a change in the Company’s ability to realize its deferred tax assets, on a more-likely-than-not basis, the provision for income taxes would fluctuate in the period of such change. See “Note 14 – Income Taxes” for additional detail.

Advertising Costs

Advertising costs are expensed as incurred and are presented within selling, general and administrative expense in the Consolidated Statements of Income. Advertising expenses were $7.4 million, $4.0 million and $10.5 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Guarantees and Indemnification

The Company has certain financial and performance guarantees which have been issued in the normal course of business. The Company entered into the underlying arrangement with a third-party to facilitate commercial transactions. See “Note 15 – Commitments and Contingencies” for further information regarding the Company’s guarantees.

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

Contingencies

From time to time, the Company may be involved in legal and administrative proceedings and claims of various types. The Company records a liability in its consolidated financial statements for these matters when a loss is known or considered probable and the amount can be reasonably estimated. Management reviews these estimates in each accounting period as additional information becomes known and adjusts the loss provision when appropriate. If the loss is not probable or cannot be reasonably estimated, a liability is not recorded in the consolidated financial statements. If a loss is probable but the amount of loss cannot be reasonably estimated, the Company discloses the nature of the loss contingency and the fact that an estimate cannot be made. If a loss is reasonably possible but not probable, the Company discloses the nature of the loss contingency and an estimate of the possible loss, range of loss or the fact that an estimate cannot be made. The Company does not recognize gain contingencies until they are realized. Legal costs incurred in connection with loss contingencies are expensed as incurred. See “Note 15 – Commitments and Contingencies,” for further information regarding the Company’s pending litigation.

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

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. In the fourth quarter of 2024, the Company adopted ASU 2023-07 on a retrospective basis, and the adoption did not have a material impact to the Company’s Consolidated Financial Statements. See “Note 16 – Segment Information” for further detail.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. In the fourth quarter of 2025, the Company adopted ASU 2023-09 on a retrospective basis, and the adoption did not have a material impact to the Company’s Consolidated Financial Statements. See “Note 14 – Income Taxes” for the revised disclosures consistent with the new standard.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the individual performance obligations are separately accounted for if they are distinct. In a contract with multiple performance obligations, the transaction price is allocated among the separate performance obligations based on their relative standalone selling prices. The determination of standalone selling price considers market conditions, the size and scope of the contract, customer and geographic information, and other factors. When observable prices are not available, standalone selling price for separate performance obligations is based on the adjusted market assessment approach to estimate the price that a customer in the relevant market would be willing to pay for licensing the Company’s IP rights. The allocation of transaction price among performance obligations in a contract may impact the amount and timing of revenue recognized in the Consolidated Statements of Income during a given period.

In certain contracts with customers, the Company receives noncash consideration in the form of patents, and the fair value of those assets is included in the transaction price for revenue recognition purposes. The Company measures fair value at contract inception using one of, or a combination of, an analysis of comparable market transactions (the market approach), and/or an analysis of the costs that would be required to develop and maintain a comparable set of patents (the cost approach).

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

Description of Revenue-Generating Activities

IP License Arrangements

The Company licenses (i) its media patent portfolio (“Media IP licensing”) to multichannel video programming distributors, over-the-top video service providers, consumer electronics manufacturers, social media, and other new media companies and (ii) its semiconductor technologies and associated patent portfolio (“Semiconductor IP licensing”) to memory, logic, sensors, radio frequency component, and foundry companies. The Company generally licenses its IP portfolios under three models: (i) variable-based Media IP or Semiconductor IP royalty licensing, (ii) fixed-fee Media IP licensing, and (iii) fixed-fee or minimum guarantee Semiconductor IP licensing.

Variable-based Media IP or Semiconductor IP royalty licensing

The Company recognizes revenue from variable based contracts based on the customer’s sale or usage of the IP during the period in which the licensee’s sales or production are estimated to have occurred, which results in an adjustment to revenue when actual sales or production are subsequently reported by the licensee, which is generally in the month or quarter following usage or shipment. Estimating customers’ monthly or quarterly royalties prior to receiving the royalty reports requires the Company to make significant assumptions and judgments related to forecasted trends and growth rates used to estimate quantities shipped or manufactured by customers, which could have a material impact on the amount of revenue it reports on a quarterly basis.

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

Fixed-fee or minimum guarantee Semiconductor IP licensing

On occasion, the Company enters into Semiconductor IP licenses that have a fixed fee or a minimum guarantee, whereby licensees pay a fixed fee for the right to incorporate the Company’s IP technologies in the licensee’s products over the license term. In contracts with a minimum guarantee, the fixed fee component corresponds to a minimum number of units or dollars that the customer must produce or pay, with additional per-unit fees for any units or dollars exceeding the minimum.

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

IP license contracts with multiple performance obligations

At times, the Company enters into long-term license contracts with more than one performance obligation, which may include releases from past patent infringement claims or one or more prospective licenses. In these arrangements, the Company allocates the transaction price between releases for past patent infringement claims and prospective licenses based on their relative standalone selling prices. Determination of standalone selling price requires significant management judgment.

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

The Company applies a practical expedient when disclosing revenue expected to be recognized from unsatisfied performance obligations to exclude contracts with customers with an original duration of less than one year; amounts attributable to variable consideration arising from (i) a sales-based or usage-based royalty of an intellectual property license, (ii) potential future price adjustments, or (iii) when variable consideration is allocated entirely to a wholly unsatisfied performance obligation; or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

Revenue Details

Revenue Disaggregation

The following information depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors by disaggregating revenue by category, market vertical and geographic location (presented in “Note 16 – Segment Information”). This information includes revenue recognized from contracts with customers and revenue from other sources, including sales-based or usage-based royalty revenues and fees associated with releases for past infringement.

Recurring and non-recurring revenue

Recurring revenue includes the following: (i) for fixed-fee Media IP license agreements, revenue associated with rights to existing and future patented technologies during reporting periods beginning with the reporting period in which the agreement is executed through the end of the term of the agreement, which are recognized on a straight-line basis; and (ii) for variable based Media IP or Semiconductor IP royalty license agreements, revenue associated with sales-based or usage-based royalties in exchange for a license of IP, which are recognized in the period such subsequent sales or usage occurs.

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

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Recurring revenue	$351,345	$341,470	$338,708
Non-recurring revenue	92,041	34,554	50,080
Total revenue	$443,386	$376,024	$388,788

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Media	$417,647	$357,463	$343,410
Semiconductor	25,739	18,561	45,378
Total revenue	$443,386	$376,024	$388,788

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

Contract assets were recorded in the Consolidated Balance Sheets as follows (in thousands):

	December 31,
	2025	2024
Unbilled contracts receivable	$129,829	$104,047
Other current assets	683	711
Long-term unbilled contracts receivable	49,499	62,767
Other long-term assets	1,725	919
Total contract assets	$181,736	$168,444

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

The Company’s allowance for credit losses was $0.7 million for each of the years ended December 31, 2025 and 2024, and it is presented as part of accounts receivable, net in the Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Years Ended December 31,
	2025	2024	2023
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$20,042	$6,609	$16,743
Performance obligations satisfied in previous periods (1)	$91,121	$31,002	$16,273

(1) Performance obligations satisfied in previous periods consist mainly of fees associated with releases for past patent infringement, settlements of litigation during the period, and revenue from past royalties owed pursuant to expired or terminated IP license agreements. For long-term and multi-year revenue contracts, the Company recorded revenue from the releases for past infringement during the years ended December 31, 2025, 2024 and 2023 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements.

Amounts
Revenue from contracts with performance obligations expected to be satisfied in:
2026	$107,931
2027	93,583
2028	83,641
2029	76,257
2030	15,068
Thereafter	58,038
Total	$434,518

NOTE 5 – COMPOSITION OF CERTAIN BALANCE SHEET CAPTIONS

Other current assets consisted of the following (in thousands):

	December 31,
	2025	2024
Prepaid income taxes	$1,820	$2,934
Prepaid expenses	3,023	2,287
Prepaid insurance	647	1,124
Other	3,275	3,447
Total other current assets	$8,765	$9,792

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2025	2024
Equipment, furniture and other	$18,929	$17,376
Leasehold improvements	6,293	6,293
Property and equipment, gross	25,222	23,669
Less: Accumulated depreciation and amortization	(19,109)	(17,391)
Total property and equipment, net	$6,113	$6,278

Other long-term assets consisted of the following (in thousands):

	December 31,
	2025	2024
Long-term deferred tax assets	$52,127	$31,027
Other assets	2,313	2,913
Total other long-term assets	$54,440	$33,940

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Employee compensation and benefits	$21,692	$11,461
Accrued legal expenses	6,860	1,790
Current portion of guarantee (1)	800	3,850
Other accrued expenses	1,199	2,936
Current portion of operating lease liabilities	556	481
Accrued income taxes	217	325
Other	2,926	3,674
Total accrued liabilities	$34,250	$24,517

(1) Refer to “Note 15 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2025	2024
Long-term portion of guarantee (1)	$15,523	$13,233
Other	—	1,996
Total other long-term liabilities	$15,523	$15,229

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

The following is a summary of marketable securities at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$8,112	$1	$—	$—	$8,113
Corporate bonds and notes	53,685	125	(26)	—	53,784
Treasury and agency notes and bills	1,700	—	—	—	1,700
Total debt securities	$63,497	$126	$(26)	$—	$63,597
Money market funds	200	—	—	—	200
Total equity securities	200	—	—	—	200
Total marketable securities	$63,697	$126	$(26)	$—	$63,797
Reported in:
Cash and cash equivalents					$200
Marketable securities					63,597
Total marketable securities					$63,797

	December 31, 2024
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$2,688	$1	$—	$—	$2,689
Corporate bonds and notes	25,726	76	(40)	—	25,762
Treasury and agency notes and bills	3,615	1	—	—	3,616
Total debt securities	$32,029	$78	$(40)	$—	$32,067
Money market funds	4,322	—	—	—	4,322
Total equity securities	4,322	—	—	—	4,322
Total marketable securities	$36,351	$78	$(40)	$—	$36,389
Reported in:
Cash and cash equivalents					$4,822
Marketable securities					31,567
Total marketable securities					$36,389

At December 31, 2025 and 2024, the Company had $136.7 million and $110.4 million, respectively, in cash, cash equivalents and marketable securities. A significant portion of these amounts were held in marketable securities, as shown above. The remaining balance of $72.9 million and $74.0 million at December 31, 2025 and December 31, 2024, respectively, was cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the years ended December 31, 2025, 2024 and 2023. Unrealized gains and losses on AFS debt securities were immaterial as of December 31, 2025 and December 31, 2024. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company did not recognize a provision for credit loss expense related to its AFS debt securities for the years ended December 31, 2025, 2024 and 2023, respectively.

The estimated fair value of marketable debt securities by contractual maturity at December 31, 2025 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$24,902	$24,940
Due in one to two years	21,377	21,431
Due in two to three years	17,218	17,226
Total	$63,497	$63,597

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2025 and December 31, 2024.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of December 31, 2025 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities	$200	$200	$—	$—
Corporate bonds and notes - debt securities	53,784	—	53,784	—
Commercial paper - debt securities	8,113	—	8,113	—
Treasury and agency notes and bills - debt securities	1,700	—	1,700	—
Total Assets	$63,797	$200	$63,597	$—

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of December 31, 2024 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities	$4,322	$4,322	$—	$—
Corporate bonds and notes - debt securities	25,762	—	25,762	—
Commercial paper - debt securities	2,689	—	2,689	—
Treasury and agency notes and bills - debt securities	3,616	—	3,616	—
Total Assets	$36,389	$4,322	$32,067	$—

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The carrying amounts and estimated fair values are as follows (in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$418,454	$419,501	$475,456	$475,456

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $8.3 million and $11.6 million as of December 31, 2025 and 2024, respectively. See “Note 10 – Debt” for additional information.

If reported at fair value in the Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

Non-Recurring Fair Value Measurements

Patents

During the years ended December 31, 2025, 2024, and 2023, the Company executed certain license agreements that included noncash consideration in the form of patents. For noncash consideration received in the year ended December 31, 2025, the Company determined the fair value of patents at contract inception using an analysis of comparable market transactions (the market approach). Significant management judgment was required in the selection and weighting of comparable market transactions. Noncash consideration received in the form of patents is recorded as an intangible asset and included in the transaction price for revenue recognition purposes. See “Note 4 – Revenue” for a detailed discussion on revenue and revenue recognition.

The estimated fair value of the patents represents a Level 3 fair value measurement, and the value of the patents is amortized as a non-cash expense over the patents’ estimated useful lives. For impairment related fair value measurements, see “Note 9 – Goodwill And Identified Intangible Assets”.

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

The Company leases office and research facilities, and office equipment under operating leases which expire through 2032. The Company’s leases have remaining lease terms of two to seven years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next five years or less. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate nonlease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component. As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The components of operating lease costs were as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Fixed lease cost	$2,093	$2,046	$2,182
Variable lease cost	686	973	640
Total operating lease cost	$2,779	$3,019	$2,822

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,620	$2,158	$2,357
ROU assets obtained in exchange for new lease liabilities:
Operating leases	$—	$814	$5,164

	Years ended December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	6.37	7.24
Weighted-average discount rate:
Operating leases	8.6%	8.5%

Future minimum lease payments and related lease liabilities as of December 31, 2025 were as follows (in thousands):

Operating Lease Payments (1)
2026(2)	714
2027	2,455
2028	1,888
2029	1,944
2030	2,002
Thereafter	3,825
Total lease payments	12,828
Less: imputed interest	(3,538)
Present value of lease liabilities:	$9,290

Less: current obligations under leases (accrued liabilities)	(556)
Noncurrent operating lease liabilities	$8,734

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

(2) Includes tenant improvements allowance of $1.7 million in 2026.

NOTE 9 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at December 31, 2025 and December 31, 2024 was $313.7 million. There were no changes to the carrying value of goodwill from January 1, through December 31, 2025. Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit.

As part of its annual goodwill impairment test, the Company elected to proceed with a qualitative goodwill impairment test and no indicators of potential impairment were identified. Additionally, based on the qualitative evaluation, which included consideration of the carrying value and market capitalization of the Company, no goodwill impairment triggers were identified as of December 31, 2025. No impairment charges were recognized for the years ended December 31, 2025, 2024 and 2023.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

		December 31, 2025			December 31, 2024
	Average Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets
Acquired patents / core technology	3-10	$737,985	$(434,529)	$303,456	$679,085	$(377,908)	$301,177
Customer contracts and related relationships	3-9	155,900	(155,900)	—	155,900	(155,900)	—
Existing technology / content database	5-10	38,681	(38,681)	—	38,681	(38,681)	—
Trademarks/trade name	4-10	1,300	(1,300)	—	1,300	(1,300)	—
Total intangible assets		$933,866	$(630,410)	$303,456	$874,966	$(573,789)	$301,177

As of December 31, 2025, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2026	$63,292
2027	62,940
2028	57,897
2029	55,648
2030	30,223
Thereafter	33,456
Total	$303,456

NOTE 10 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	December 31, 2025	December 31, 2024
Long-term debt	$426,728	$487,083
Unamortized debt discount and issuance costs	(8,274)	(11,627)
	418,454	475,456
Less: current portion, net of debt discount and issuance costs	(20,975)	(21,021)
Total long-term debt, net of current portion	$397,479	$454,435

Term Loan B

The 2020 Credit Agreement dated June 1, 2020 (the “2020 Credit Agreement”), provides for a senior secured term loan B facility (the “Term Loan B”) with maturity on June 8, 2028.

On May 20, 2024, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the 2020 Credit Agreement, which provided for a repricing of the entire outstanding aggregate principal amount of $561.1 million. Amendment No. 3 also reduced the interest margins (50 basis points) from SOFR plus a margin of 3.50% per annum to SOFR plus a margin of 3.00% per annum or base rate plus a margin of 2.00% per annum. In addition, Amendment No. 3 lowered the excess cash flow mandatory payment thresholds and credit spread adjustment provision.

On January 30, 2025, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the 2020 Credit Agreement, which provided for a repricing of the outstanding aggregate principal amount of $487.1 million. Amendment No. 4 further reduced the interest margins (50 basis points) to SOFR plus a margin of 2.50% per annum or base rate plus a margin of 1.50% per annum.

The obligations under the 2020 Credit Agreement, as amended, continue to be guaranteed by the Company’s wholly-owned material domestic subsidiaries (collectively, the “Guarantors”) and continue to be secured by a lien on substantially all assets of the Company and the Guarantors.

The 2020 Credit Agreement, as amended, contains customary events of default, representations, warranties, and affirmative and negative covenants. It also requires the company to maintain a total net leverage ratio of no greater than 3.00x to access a basket for restricted payments (including dividends and share repurchases). As of December 31, 2025, the Company was in compliance with all requirements under the 2020 Credit Agreement, as amended.

The 2020 Credit Agreement, as amended, also requires the Company to continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity. Based on certain leverage ratios and the voluntary prepayments the Company made during the year ended December 31, 2024, no excess cash flow payments were required for the years ended December 31, 2025 and 2024.

Interest Expense and Expected Principal Payments

At December 31, 2025, the Company had $426.7 million in total debt outstanding. There were also $8.3 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Term Loan B as of December 31, 2025, including the amortization of debt discount and issuance costs, was 7.3% and interest is payable monthly.

As of December 31, 2025, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2026	$24,354
2027	24,354
2028	378,020
Total	$426,728

NOTE 11 – NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted shares (in thousands):

	Years Ended December 31,
	2025	2024	2023
Numerator:
Net income	$111,075	$64,623	$67,372

Denominator:
Weighted average common shares outstanding	108,845	108,647	106,554
Add: Effect of dilutive securities associated with options	2	1	—
Add: Effect of dilutive securities associated with restricted stock awards and units	3,891	4,404	6,293
Add: Effect of dilutive securities associated with employee stock purchase program	9	9	2
Weighted average common shares - dilutive	112,747	113,061	112,849

Basic net income per share	$1.02	$0.59	$0.63

Diluted net income per share	$0.99	$0.57	$0.60

Anti-dilutive employee stock-based awards, excluded	899	688	616

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

NOTE 12 – STOCKHOLDERS’ EQUITY

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

At the Company’s 2024 Annual Stockholders Meeting on May 9, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 EIP, which provided for (i) an increase of the number of shares reserved for issuance by 8,900,000 (from an initial share reserve of 16,800,000 under the prior 2020 EIP to 25,700,000 under the amended and restated 2020 EIP) and (ii) the removal of the “fungible share ratio” for future awards, such that all equity awards granted on or after May 9, 2024 will count on a one-to-one basis against the number of shares authorized for issuance under the 2020 EIP (whereas each share granted pursuant to “full value” awards (i.e. stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) prior to May 9, 2024 are counted against shares available for issuance on a 1.5 to 1 ratio). As of December 31, 2025, there were approximately 5.1 million shares reserved for future grants under the 2020 EIP.

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

A summary of the stock option activity is presented below (in thousands, except per share amounts):

	Options Outstanding
	Number of Shares Subject to Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance at December 31, 2022	364	$13.06
Options granted	—
Options exercised	(81)	$10.87
Options canceled / forfeited / expired	(70)	$11.87
Balance at December 31, 2023	213	$14.26
Options granted	—
Options exercised	(113)	$11.64
Options canceled / forfeited / expired	(34)	$13.32
Balance at December 31, 2024	66	$18.97
Options granted	—
Options exercised	(15)	$12.74
Options canceled / forfeited / expired	(51)	$21.29
Balance at December 31, 2025	—		—	$—
Vested and expected to vest at December 31, 2025	—		—	$—
Exercisable at December 31, 2025	—		—	$—

There are no stock options outstanding and exercisable under all of the Company’s plans as of December 31, 2025.

Restricted Stock Awards

Information with respect to outstanding restricted stock awards (including both time-based vesting and performance-based vesting) as of December 31, 2025 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2022	9,048	1,525	10,573	$10.48
Awards granted	2,064	821	2,885	$10.13
Awards vested / earned	(3,042)	(32)	(3,074)	$9.86
Awards canceled / forfeited	(479)	(533)	(1,012)	$11.68
Balance at December 31, 2023	7,591	1,781	9,372	$10.44
Awards granted	2,295	945	3,240	$12.07
Awards vested / earned	(2,874)	—	(2,874)	$9.77
Awards canceled / forfeited	(632)	(479)	(1,111)	$12.84
Balance at December 31, 2024	6,380	2,247	8,627	$10.98
Awards granted	2,249	770	3,019	$14.96
Awards vested / earned	(2,736)	(957)	(3,693)	$10.89
Awards canceled / forfeited	(298)	—	(298)	$10.55
Balance at December 31, 2025	5,595	2,060	7,655	$12.61

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

Employee Stock Purchase Plans

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) provides eligible employees with the opportunity to acquire an ownership interest. The 2020 ESPP is implemented through consecutive overlapping 24-month offering periods, each of which is comprised of four six-month purchase periods. Participants may contribute up to 100% of their base earnings and commissions through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

As of December 31, 2025, there were 4.8 million shares reserved for grant under the Company’s 2020 ESPP.

Modification of Equity Awards

In connection with the separation of the Company’s former product business, and under the provisions of the existing plans described above, the Company’s outstanding stock options and equity awards were converted to units denominated in the equity of the Company, Xperi Inc., or both. The number of units and exercise prices of outstanding stock options and equity awards were converted based on the conversion ratios established in the Employee Matters Agreement that the Company entered into in connection with the separation. The intent of the conversion ratios was to preserve the value of the awards immediately before and after the separation. Upon the separation, employees holding stock options and equity awards denominated in the Company’s pre-separation stock received a number of otherwise-similar stock options and awards in post-separation Company’s stock and/or Xperi Inc.’s stock based on the conversion ratios outlined for each group of employees. For purposes of the vesting of these equity awards, continued employment or service with the Company or with Xperi Inc. is treated as continued employment for purposes of both the Company’s and Xperi Inc.’s equity awards and the vesting terms of each converted grant remained unchanged. There were no changes to the plan terms described above with the exception that the price on the grant date, or October 1, 2022 was adjusted to exclude the value of Xperi Inc. based on the conversion ratios applied to other equity awards.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends when declared by the Company’s Board of Directors. For the years ended December 31, 2025, 2024 and 2023, dividends declared in the aggregate for each year were $0.20 per common share, respectively.

The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board of Directors considers relevant.

Stock Repurchase Programs

In October 2024, the Company’s Board of Directors approved an increase of the existing share repurchase authorization up to a total of $200.0 million. During the year ended December 31, 2025, the Company repurchased a total of approximately 1.5 million shares of common stock, at an average price of $13.55 per share for a total cost of $20.0 million. During the year ended December 31, 2024, the Company repurchased a total of approximately 1.4 million shares of common stock, at an average price of $13.95 per share for a total cost of $20.0 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method.

No expiration date has been specified for this plan. As of December 31, 2025, the total remaining amount available for repurchase under this plan was $160.0 million. The Company may execute authorized repurchases from time to time under the plan.

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

NOTE 13 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Research and development	$5,688	$4,207	$2,911
Selling, general and administrative	28,986	22,434	15,146
Total stock-based compensation expense	$34,674	$26,641	$18,057

The total fair value of restricted stock awards vested during the years ended December 31, 2025, 2024 and 2023 was $40.2 million, $28.1 million and $30.3 million, respectively.

The total intrinsic value of options exercised was immaterial during the years ended December 31, 2025, 2024 and 2023. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

As of December 31, 2025, there was $51.5 million related to restricted stock awards, including performance-based awards, to be recognized over an estimated weighted average period of 1.8 years. There are no stock options outstanding and exercisable under the Company’s plans as of December 31, 2025.

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

Expected life – The expected life assumption is based on analysis of the Company’s historical employee exercise patterns. The expected life of options granted under the ESPP represents the offering period of two years. The expected life of performance stock awards subject to market conditions represents the vesting periods.

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

Dividend yield – Expected dividend yield is calculated based on cash dividends declared by the Board of Directors for the previous four quarters and dividing that result by the average closing price of the Company’s common stock for the quarter. Cash dividends are not paid on options, restricted stock awards or unvested restricted stock awards.

In addition, the Company estimates forfeiture rates. Forfeitures are estimated at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. Historical data is used to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest.

There were no stock options granted during the years ended December 31, 2025, 2024 and 2023.

The following assumptions were used to value the ESPP shares:

	Years Ended December 31,
	2025	2024	2023
Expected life (years)	2.0	2.0	2.0
Risk-free interest rate	3.5% − 3.9%	4.2% − 4.8%	4.3% − 4.6%
Dividend yield	1.4%	1.7%	2.0%
Expected volatility	46.0% − 46.2%	43.3% − 57.0%	61.3% − 63.5%

For the years ended December 31, 2025, 2024 and 2023, an aggregate of 0.3 million, 0.2 million and 0.2 million common shares, respectively, were purchased pursuant to the ESPP.

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. The following assumptions were used to value the performance stock awards subject to market conditions granted in the years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025	2024	2023
Expected life (in years)	3.0	3.0	2.4 − 3.0
Risk-free interest rate	3.9%	4.5%	3.64% − 4.85%
Dividend yield	1.5%	1.8%	1.91% − 2.32%
Expected volatility	46.4%	57.0%	61.3% − 68.5%

NOTE 14 – INCOME TAXES

The components of total income before taxes are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
U.S.	$140,818	$81,338	$80,015
Foreign	105	(151)	(39)
Income before taxes	$140,923	$81,187	$79,976

The provision for income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2022
Current:
U.S. federal	$(63,063)	$4,838	$(7,830)
Foreign	110,332	15,855	3,853
State and local	3,680	3,011	5,187
Total current	50,949	23,704	1,210
Deferred:
U.S. federal	(24,732)	(1,947)	21,400
Foreign	1,425	1,665	(3,200)
State and local	2,206	(6,858)	(6,806)
Total deferred	(21,101)	(7,140)	11,394
Provision for income taxes	$29,848	$16,564	$12,604

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts for income tax purposes.

Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating losses	$59,385	$65,897
Research tax credits	67,097	48,881
Foreign tax credits	13,168	322
Expenses not currently deductible	18,004	15,918
Deferred revenue	16,738	20,575
Capitalized research expenses	26,542	36,955
Lease liability	2,246	2,333
Other	—	1,874
Gross deferred tax assets	203,180	192,755
Valuation allowance	(110,761)	(115,542)
Net deferred tax assets	92,419	77,213
Deferred tax liabilities
Revenue recognition	(4,177)	(2,752)
Operating leases	(1,977)	(2,183)
Acquired intangible assets	(30,986)	(41,251)
Other	(3,152)	—
Net deferred tax assets	$52,127	$31,027

At December 31, 2025 and 2024, the Company had a valuation allowance of $110.8 million and $115.5 million, respectively, related to state, and foreign deferred tax assets that the Company believes will not be realizable on a more-likely-than-not basis. The $4.7 million decrease from the prior year is primarily comprised of foreign valuation allowance adjustments.

The need for a valuation allowance requires an assessment of both positive and negative evidence when determining whether it is more-likely-than-not that deferred tax assets are realizable. Such assessment is required on a jurisdiction-by-jurisdiction basis. In making such an assessment, significant weight is given to evidence that can be objectively verified. Given its history of sustained profitability, the Company concluded that it was more-likely-than-not that it would realize its U.S. federal and certain state deferred tax assets. The Company continues to maintain a valuation allowance against tax attributes in California and other state tax attributes that can only be utilized against the income of specific legal entities.

As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $2.1 million and state net operating loss carryforwards of approximately $847.9 million. The state net operating loss carryforwards, if not utilized, will begin to expire on various dates beginning in 2026 and will continue to expire through 2045. The Company has research tax credit carryforwards of approximately $56.3 million for federal purposes. The federal research tax credit will start to expire in 2026 and will continue to expire through 2045. The Company also has research tax credit carryforwards of approximately $75.5 million for state purposes, which do not expire. The Company has $45.3 million of foreign tax credit carryforwards which will begin to expire in 2029 and will continue to expire through 2031. Under the provisions of the Code, substantial ownership changes may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually in the future to offset taxable income. The aforementioned attribute carryforward amounts have been presented on a tax return basis.

A reconciliation of the provision for income taxes based on the statutory U.S. federal income tax rate to the provision for income taxes based on the Company’s effective tax rate is as follows (in thousands):

	Years Ended December 31,
	2025		2024		2023
U.S. Federal statutory income tax rate	$29,595	21.0%	$17,050	21.0%	$16,794	21.0%
State and local income tax, net of federal (national) income tax effect (1)	5,850	4.2%	(1,855)	(2.3)%	(1,349)	(1.7)%
Foreign tax effects
Korea
Foreign withholding tax	16,616	11.8%	2,972	3.7%	(2,898)	(3.6)%
Foreign exchange and interest on withholding tax refund claims	(21,478)	(15.2)%	11,341	14.0%	2,048	2.6%
Interest	6,295	4.5%	(1,414)	(1.7)%	(2,004)	(2.5)%
Other	(4)	—	(8)	—	42	0.1%
Other	980	0.7%	177	0.2%	954	1.2%
Effect of cross-border tax laws
Foreign-derived intangible income	(2,314)	(1.6)%	(4,150)	(5.1)%	(4,088)	(5.1)%
Tax credits
Research tax credit	(946)	(0.7)%	(1,086)	(1.3)%	1,984	2.5%
Foreign tax credits	(6,231)	(4.4)%	(2,441)	(3.0)%	8,596	10.7%
Changes in valuation allowances	34	—	320	0.4%	(11)	(0.0)%
Nontaxable or nondeductible items
Stock-based compensation	(2,458)	(1.7)%	45	0.1%	267	0.3%
Executive compensation limitation	4,327	3.1%	1,490	1.8%	974	1.2%
Other	1,172	0.7%	128	0.2%	98	0.1%
Changes in unrecognized tax benefits	(1,739)	(1.2)%	(6,971)	(8.6)%	(9,780)	(12.2)%
Other adjustments	149	—	966	1.0%	977	1.2%
Total income tax expense (benefit)	$29,848	21.2%	$16,564	20.4%	$12,604	15.8%

(1) The states that contribute to the majority (greater than 50%) of the tax effect in this category include California, Georgia, Illinois, New Jersey, New York, Pennsylvania, and Tennessee for 2025, California for 2024, and New York for 2023.

Cash paid for income taxes, net of refunds are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Federal income taxes paid (net of refunds)	$4,600	$1,800	$(2,560)
State income taxes paid (net of refunds)
Illinois	900	—	—
New Jersey	—	—	603
Pennsylvania	—	—	540
Other (1)	4,723	4,176	3,186
Foreign income taxes paid (net of refunds)
Korea	3,863	$6,353	7,549
Other (1)	944	165	1,000
Total	$15,030	$12,494	$10,318

(1) Amounts for jurisdictions not individually presented did not meet the five percent disaggregation threshold for the applicable periods and are included in “Other.”

At December 31, 2025, the Company asserts that it will not permanently reinvest its foreign earnings outside the U.S. The Company anticipates that the cash from its foreign earnings may be used domestically to fund operations, settle a portion of the outstanding debt obligation, or used for other business needs. The accumulated undistributed earnings generated by its foreign subsidiaries were insignificant.

The Korea Supreme Court issued a decision overturning the long-standing territorial sourcing framework for royalty income, under which royalty income was sourced by reference to the place of patent registration, and adopted a new sourcing rule based on where a licensed patent is used. In the fourth quarter of 2025, the Company was notified by Korea tax authorities that its pending withholding tax refund claims were denied, reducing the likelihood of the recovery of withholding tax receivables in Korea. Given this development, the Company determined that it could not sufficiently demonstrate eligibility for a refund under the revised sourcing rule. As a result, the Company concluded that realization of the related income tax receivable was no longer more-likely-than-not and derecognized the asset. The derecognition contributed $1.6 million in income tax expense for the year ended December 31, 2025.

On July 4, 2025, H.R. 1, the “One Big Beautiful Bill Act,” was enacted into law, bringing significant amendments to the U.S. tax code. This legislation extends and modifies provisions from the 2017 Tax Cuts and Jobs Act and introduces new tax measures affecting both businesses and individuals. The enacted legislation had an immaterial impact on the Company’s effective tax rate for the year ended December 31, 2025. The Company will continue to monitor any future changes in its business or interpretations of the new tax law that could affect its tax position in subsequent periods.

As of December 31, 2025, unrecognized tax benefits were $96.3 million, of which $62.0 million would impact the effective tax rate if recognized. As of December 31, 2024, unrecognized tax benefits were $229.5 million, of which $193.8 million would impact the effective tax rate if recognized.

The reconciliation of the Company’s unrecognized tax benefits for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Total unrecognized tax benefits at January 1	$229,481	$229,589	$229,492
Increases for tax positions related to the current year	776	6,942	7,765
Increases for tax positions related to prior years	—	1,672	1,955
Decreases for tax positions related to prior years	(133,958)	(8,722)	(9,623)
Total unrecognized tax benefits at December 31	$96,299	$229,481	$229,589

It is the Company’s policy to classify accrued interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company recognized accrued interest and penalty tax benefits of $0.1 million, $0.3 million and $0.2 million for the years ended December 31, 2025, 2024, and 2023, respectively. Accrued interest and penalties of $2.2 million and $2.3 million were included in long-term income taxes payable as of December 31, 2025, and 2024, respectively.

At December 31, 2025, the Company’s 2021 through 2025 tax years are generally open and subject to potential examination in one or more jurisdictions. In the U.S., any net operating losses or credits that were generated in prior years but not yet fully utilized in a year that is closed under the statute of limitations may also be subject to examination. The Company has no significant income tax audits at this time.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. Total future unconditional purchase obligations as of December 31, 2025 are estimated to be $7.5 million, including $3.2 million due in 2026, $2.4 million due in 2027, and $1.9 million due thereafter.

Guarantee

Prior to the Separation, Adeia Media LLC, a subsidiary of the Company (“Adeia Media”), and a subsidiary of Xperi Inc (“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which Adeia Media guarantees the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, Adeia Media and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022 under which Adeia Media agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, the Company recognized a guarantee liability pursuant to ASC 460 “Guarantees” of $19.7 million which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of the Company’s results of operations. As of December 31, 2025 and 2024, the balance of the guarantee liability was $16.3 million and $17.1 million, respectively. Operating expense reimbursements are capped at a maximum of $7.5 million per annum. To date, such reimbursements have not been material.

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

NOTE 16 – SEGMENT INFORMATION

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

The following table presents information with respect to the Company’s IP Licensing segment revenue, significant expenses and income:

	Years Ended December 31,
	2025	2024	2023
Revenue	$443,386	$376,024	$388,788
Less:
Personnel related expense	104,185	81,459	64,783
Patent portfolio expense	35,631	32,774	30,345
Patent related technical sales support expense	6,597	6,633	5,411
Amortization expense	56,621	70,721	93,735
Outside services expense	14,377	16,355	14,753
Litigation expense	24,709	13,653	9,333
Interest expense	40,359	52,539	62,574
Other segment items (1)	19,984	20,703	27,878
Provision for income taxes	29,848	16,564	12,604
Segment net income	$111,075	$64,623	$67,372

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

	Years Ended December 31,
	2025		2024		2023
U.S.	$363,144	82%	$303,295	81%	$293,673	76%
Asia	55,787	13%	49,536	13%	70,785	18%
Canada	12,377	3%	12,962	3%	14,729	4%
Europe and Middle East	10,193	2%	8,390	2%	7,850	2%
Other	1,885	0%	1,841	1%	1,751	0%
Total revenue	$443,386	100%	$376,024	100%	$388,788	100%

For the years ended December 31, 2025, 2024 and 2023, two customers accounted for 10% or more of total revenue, respectively. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Years Ended December 31,
	2025	2024	2023
Customer A	20%	*	*
Customer B	16%	18%	18%
Customer C	*	10%	11%

* denotes less than 10% of total revenue.

At December 31, 2025, the Company had one customer representing 63% of aggregate accounts receivable. At December 31, 2024, the Company had two customers representing 52% and 11% of aggregate accounts receivable, respectively.

Other Geography Information

As of December 31, 2025, 2024, and 2023, property and equipment, net, was all located in the U.S.

NOTE 17 – BENEFIT PLAN

The Company maintains a 401(k) retirement savings plan that allows voluntary contributions by all eligible U.S. employees upon their hire date. Eligible employees may elect to contribute up to the maximum amount allowed under Internal Revenue Service regulations. The Company can make discretionary contributions under the 401(k) plan. During the years ended December 31, 2025, 2024 and 2023, the Company contributed approximately $1.1 million, $1.2 million and $0.8 million, respectively, to the 401(k) plan.

NOTE 18 – SUBSEQUENT EVENTS

Declaration of a Cash Dividend

On February 12, 2026, the Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on March 30, 2026, for the stockholders of record at the close of business on March 16, 2026.

Schedule II. Valuation and Qualifying Accounts for the Years Ended December 31, 2025, 2024 and 2023

(in thousands):

	Balance at Beginning of Year	Charged (Credited) to Expenses	Charged (Credited) to Other Accounts	Balance at End of Year
Deferred income tax asset:
Valuation allowance
2023	$120,508	$(2,450)	$(19)	$118,039
2024	$118,039	$(2,497)	$—	$115,542
2025	$115,542	$(4,781)	$—	$110,761
Accounts receivable and unbilled contract receivables
Allowance for credit losses
2023	$713	$750	$—	$1,463
2024	$1,463	$(750)	$—	$713
2025	$713	$—	$—	$713

EXHIBIT INDEX

Exhibit Number	Exhibit Description
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
10.2

Supplement to Commitment Letter and Fee Letter, dated January 3, 2020, by and among the Registrant, TiVo Corporation, Bank of America, N.A., Royal Bank of Canada, and Barclays Bank PLC (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed January 7, 2020, and incorporated herein by reference)

10.3

Credit Agreement, dated as of June 1, 2020, among the Registrant, the lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.4

Guaranty, dated as of June 1, 2020, among Xperi, TiVo, the other subsidiary guarantors party thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.5

Guaranty Supplement, dated as of July 24, 2025, executed by Adeia Semiconductor, Inc. ((incorporated by reference to Exhibit 10.2 of the Registrants Quarterly Report on Form 10-Q, filed August 7, 2025 (File No. 001-39304))

10.6

Security Agreement, dated as of June 1, 2020, among the Registrant, the other pledgors party thereto and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.7

Joinder Agreement, dated as of July 24, 2025, between Adeia Semiconductor, Inc. and Bank of America, N.A., as collateral agents (incorporated by reference to Exhibit 10.1 of the Registrants Quarterly Report on Form 10-Q, filed August 7, 2025 (File No. 001-39304))

10.8

Amendment No. 3 to Credit Agreement, dated as of May 20, 2024, among the Registrant, the subsidiaries of the Registrant party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (including Conformed Credit Agreement giving effect to Amendments) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 20, 2024 (File No. 001-39304))

10.9

Amendment No. 4 to Credit Agreement, dated as of January 30, 2025, among the Registrant, the subsidiaries of the Registrant party thereto, Bank of America, N.A., as administrative agent and collateral agent, and the lenders party thereto (including Conformed Credit Agreement giving effect to Amendments) (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 30, 2025 (File No. 001-39304))

10.10+

Xperi Holding Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 4.10 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 1, 2020 (File No. 333-238846)), as amended by the Plan Amendment to the Registrant’s 2020 Equity Incentive Plan, dated as of April 29, 2022 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed August 8, 2022, and incorporated herein by reference)

10.11+

Xperi Holding Corporation 2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.11 of the Registrant’s Registration Statement on Form S-8 filed with the SEC on June 1, 2020 (File No. 333-238846)), as amended by the Plan of Amendment to the Registrant’s 2020 Employee Stock Purchase Plan (filed as Exhibit 10.2 to the Registrant’s Quarterly Report on form 10-Q, filed August 8, 2022, and incorporated herein by reference)

10.12

Form of Indemnification Agreement for Registrant Directors, Officers, and Key Employees (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.13+

Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for the Xperi Holding Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.12 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.14+

Form of Stock Option Grant Notice and Stock Option Agreement for the Xperi Holding Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 of the Registrant's Current Report on Form 8-K filed with the SEC on June 1, 2020 (File No. 001-39304))

10.15+

TiVo Corporation 2008 Equity Incentive Plan (f/k/a the “Rovi Corporation 2008 Equity Incentive Plan”) (incorporated by reference to Annex A to the Definitive Proxy Statement on Schedule 14A of TiVo Corporation, filed March 15, 2019 (File No. 001-37870))

10.16+

TiVo Inc. Amended and Restated 2008 Equity Incentive Award Plan (now named the “TiVo Corporation Titan Equity Incentive Award Plan”) (incorporated by reference to Exhibit 4.7 to Registration Statement on Form S-8 of TiVo Corporation, filed September 9, 2016 (File No. 333-213578))

10.17+

Xperi Corporation Seventh Amended and Restated 2003 Equity Incentive Plan and Amendment No. 1 (incorporated by reference to Appendices A and B to Additional Definitive Proxy Soliciting Materials on Schedule 14A of Xperi Corporation, filed April 18, 2018 (File No. 001-37956))

10.18+	DTS, Inc. 2014 New Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of DTS, Inc., filed August 20, 2014 (File No. 000-50335))
10.19+

Amendment No. 1 to the DTS, Inc. 2014 New Employee Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 of DTS, Inc., filed August 10, 2015 (File No. 333-206283))

10.20+

Amendment No. 2 to the DTS, Inc. 2014 New Employee Incentive Plan (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8 of DTS, Inc., filed November 9, 2015 (File No. 333-207899))

10.21+	DTS, Inc. 2012 Equity Incentive Plan and Amendment No. 1 (incorporated by reference to Appendix A to Definitive Proxy Statement on Schedule 14A of DTS, Inc., filed April 14, 2015 (File No. 000-50335))
10.22+

SRS Labs, Inc. 2006 Stock Incentive Plan, as amended and restated on August 9, 2012 (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8 of DTS, Inc., filed August 13, 2012 (File No. 333-183289))

10.23+

DTS, Inc. 2003 Equity Incentive Plan, as amended on May 9, 2005, May 15, 2008, February 19, 2009, February 15, 2010, June 3, 2010 and October 8, 2010 (incorporated by reference to Exhibit 10.1 to Form 10-Q of DTS, Inc., filed November 8, 2010 (File No. 000-50335))

10.24+

Amended & Restated Severance Agreement, dated February 9, 2023, between the Registrant and Paul Davis (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

10.25+

Form of Severance Agreement, dated February 9, 2023, between the Registrant and each of Keith Jones, Kevin Tanji, Dana Escobar and Mark Kokes (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 15, 2023)

10.26

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

10.29

Transition Services Agreement by and between the Registrant and Xperi Inc., dated October 1, 2022 (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2022)

10.30

Data Sharing Agreement by and between the Registrant and Xperi Inc, dated October 1, 2022 (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 6, 2022)

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 19, 2025)
21.1	List of subsidiaries
23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm
24.1	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
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

Dated: February 26, 2026

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

Signature	Title	Date

/s/ Paul E. Davis	Chief Executive Officer, President and Director
Paul E. Davis	(Principal Executive Officer)	February 26, 2026

/s/ Keith A. Jones	Chief Financial Officer (Principal Financial and
Keith A. Jones	Accounting Officer)	February 26, 2026

/s/ Daniel Moloney
Daniel Moloney	Chairman of the Board of Directors	February 26, 2026

/s/ Tonia O'Connor
Tonia O'Connor	Director	February 26, 2026

/s/ V. Sue Molina
V. Sue Molina	Director	February 26, 2026

/s/ Adam Rymer
Adam Rymer	Director	February 26, 2026

/s/ Phyllis Turner-Brim
Phyllis Turner-Brim	Director	February 26, 2026

/s/ Sandeep Vij
Sandeep Vij	Director	February 26, 2026