Form 10-Q
period 2026-03-31
Adeia Inc.
filed 2026-05-06
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the registrant’s common stock as of April 24, 2026 was 110,293,749

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenue	$104,772	$87,670
Operating expenses:
Research and development	18,202	16,467
Selling, general and administrative	29,834	28,432
Amortization expense	15,931	14,082
Litigation expense	5,973	5,854
Total operating expenses	69,940	64,835
Operating income	34,832	22,835
Interest expense	(8,546)	(10,649)
Other income and expense, net	1,693	1,712
Income before income taxes	27,979	13,898
Provision for income taxes	5,206	2,084
Net income	$22,773	$11,814
Net income per share:
Basic	$0.21	$0.11
Diluted	$0.20	$0.10
Weighted average number of shares used in per share calculations
Basic	109,503	107,948
Diluted	114,203	113,021

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$22,773	$11,814
Other comprehensive income (loss), net of tax:
Net unrealized gain (losses) on available-for-sale debt securities	(184)	44
Other comprehensive income (loss), net of tax	(184)	44
Total comprehensive income	$22,589	$11,858

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$53,325	$73,136
Marketable securities	62,437	63,597
Total cash, cash equivalents, and marketable securities	115,762	136,733
Accounts receivable, net of allowance for credit losses of $713 and $713, respectively	32,588	28,631
Unbilled contracts receivable, net	124,419	129,829
Other current assets	8,554	8,765
Total current assets	281,323	303,958
Long-term unbilled contracts receivable	43,472	49,499
Property and equipment, net	6,094	6,113
Operating lease right-of-use assets	7,887	8,177
Intangible assets, net	293,500	303,456
Goodwill	313,660	313,660
Other long-term assets	56,454	54,440
Total assets	$1,002,390	$1,039,303
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,809	$4,827
Accrued liabilities	21,095	34,250
Current portion of long-term debt	20,988	20,975
Deferred revenue	33,781	19,726
Total current liabilities	81,673	79,778
Deferred revenue, less current portion	52,201	49,975
Long-term debt, net	370,276	397,479
Noncurrent operating lease liabilities	8,530	8,734
Long-term income tax payable	7,620	7,273
Other long-term liabilities	15,523	15,523
Total liabilities	535,823	558,762
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; (2026: authorized 15,000 shares; 2025: authorized 15,000 shares and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2026: authorized 350,000 shares, issued 131,072 shares, outstanding 110,258 shares; 2025: authorized 350,000 shares, issued 127,923 shares, outstanding 108,999 shares)	131	128
Additional paid-in capital	694,748	685,992
Treasury stock at cost (2026: 20,814 shares; 2025: 18,924 shares)	(337,565)	(297,778)
Accumulated other comprehensive income (loss)	(124)	60
Retained earnings	109,377	92,139
Total stockholders’ equity	466,567	480,541
Total liabilities and equity	$1,002,390	$1,039,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$22,773	$11,814
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment	492	509
Amortization of intangible assets	15,931	14,082
Stock-based compensation expense	8,756	8,244
Deferred income taxes	(2,154)	(4,043)
Amortization of debt issuance costs	899	821
Other	(42)	(116)
Changes in operating assets and liabilities:
Accounts receivable	(3,957)	5,689
Unbilled contracts receivable	11,437	7,969
Other assets	641	(2,375)
Accounts payable	443	(2,216)
Accrued and other liabilities	(13,012)	(8,106)
Deferred revenue	16,281	24,867
Net cash provided by operating activities	58,488	57,139
Cash flows from investing activities:
Purchases of property and equipment	(434)	(228)
Purchases of intangible assets	(5,475)	(5,350)
Purchases of short-term investments	(9,029)	(7,194)
Proceeds from maturities of investments	10,050	6,600
Net cash used in investing activities	(4,888)	(6,172)
Cash flows from financing activities:
Payment of dividends	(5,535)	(5,422)
Principal payments on debt agreements	(28,089)	(17,089)
Proceeds from employee stock purchase program and exercise of stock options	—	186
Repurchases of common stock for tax withholdings on equity awards	(29,781)	(11,957)
Repurchases of common stock	(10,006)	(11,326)
Net cash used in financing activities	(73,411)	(45,608)
Net (decrease) increase in cash and cash equivalents	(19,811)	5,359
Cash and cash equivalents at beginning of period	73,136	78,825
Cash and cash equivalents at end of period	$53,325	$84,184
Supplemental disclosure of cash flow information:
Interest paid	$6,555	$9,614
Income taxes paid, net of refunds	$4,354	$8,599

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Three Months Ended March 31, 2026	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2026	108,999	$128	$685,992	18,924	$(297,778)	$60	$92,139	$480,541
Net income	—	—	—	—	—	—	22,773	22,773
Other comprehensive income	—	—	—	—	—	(184)	—	(184)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,535)	(5,535)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of shares canceled	3,149	3	—	—	—	—	—	3
Withholding taxes related to net share settlement of restricted awards	(1,444)	—	—	1,444	(29,781)	—	—	(29,781)
Repurchases of common stock	(446)			446	(10,006)			(10,006)
Stock-based compensation expense	—	—	8,756	—	—	—	—	8,756
Balance at March 31, 2026	110,258	$131	$694,748	20,814	$(337,565)	$(124)	$109,377	$466,567

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Three Months Ended March 31, 2025	Shares	Amount	Additional Paid-In	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2025	108,072	$125	$648,914	15,880	$(255,301)	$(1)	$2,834	$396,571
Net income	—	—	—	—	—	—	11,814	11,814
Other comprehensive income	—	—	—	—	—	44	—	44
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,422)	(5,422)
Issuance of common stock in connection with exercise of stock options	15	—	186	—	—	—	—	186
Issuance of restricted stock, net of shares canceled	1,883	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(766)	—	—	766	(11,957)	—	—	(11,957)
Repurchases of common stock	(760)			760	(10,011)			(10,011)
Stock-based compensation expense	—	—	8,244	—	—	—	—	8,244
Balance at March 31, 2025	108,444	$126	$657,344	17,406	$(277,269)	$43	$9,226	$389,470

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

The accompanying interim unaudited Condensed Consolidated Financial Statements have been prepared by the Company in accordance with generally accepted accounting principles (“GAAP”) in the United States (“U.S.”) and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information. The amounts as of December 31, 2025 have been derived from the Company’s annual audited Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 26, 2026 (the “Form 10-K”). These Condensed Consolidated Financial Statements should be read in conjunction with the annual audited Consolidated Financial Statements and notes thereto included in the Form 10-K as of and for the year ended December 31, 2025.

The Company’s consolidated financial statements include the accounts of Adeia Inc. and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31 and employs a calendar month-end reporting period for its quarterly reporting. The Company operates under one reportable segment, IP Licensing.

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three months ended March 31, 2026, as compared to the significant accounting policies described in the Form 10-K.

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

NOTE 3 – REVENUE

Revenue Recognition

General

Revenue is recognized when control of the IP rights is transferred to a customer in an amount that reflects the consideration the Company expects to be entitled to in exchange for the licensing of the Company’s IP, which may include various combinations of IP rights and services which are generally capable of being distinct and accounted for as separate performance obligations. In situations where foreign taxes are withheld by the Company’s licensee, revenue is recognized gross of withholding taxes that are remitted directly by the licensee to a local tax authority.

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

The Company applies a practical expedient when disclosing revenue expected to be recognized from unsatisfied performance obligations to exclude contracts with customers with an original duration of less than one year; amounts attributable to variable consideration arising from (i) a sales-based or usage-based royalty of an intellectual property license, or (ii) potential future price adjustments, or (iii) when variable consideration is allocated entirely to a wholly unsatisfied performance obligation; or to a wholly unsatisfied promise to transfer a distinct good or service that forms part of a single performance obligation.

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

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Recurring revenue	$66,258	$84,409
Non-recurring revenue	38,514	3,261
Total revenue	$104,772	$87,670

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Media	$71,251	$83,986
Semiconductor	33,521	3,684
Total revenue	$104,772	$87,670

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	March 31, 2026	December 31, 2025
Unbilled contracts receivable	$124,419	$129,829
Other current assets	676	683
Long-term unbilled contracts receivable	43,472	49,499
Other long-term assets	1,629	1,725
Total contract assets	$170,196	$181,736

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

The Company’s allowance for credit losses at March 31, 2026 and December 31, 2025 was $0.7 million and is presented as part of accounts receivable, net in the Condensed Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,238	$5,449
Performance obligations satisfied in previous periods (1)	$31,138	$2,916

(1) Performance obligations satisfied in previous periods consist mainly of fees associated with releases for past patent infringement, settlements of litigation during the period, and revenue from past royalties owed pursuant to expired or terminated IP license agreements. For long-term and multi-year revenue contracts, the Company recorded revenue from the releases for past infringement during the three months ended March 31, 2026 and 2025 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements.

Revenue related to remaining performance obligations from contracts greater than one year in length is shown below (in thousands):

As of March 31, 2026
Revenue from contracts with performance obligations expected to be satisfied in:
2026 (remaining 9 months)	$85,222
2027	99,829
2028	89,932
2029	82,686
2030	30,175
Thereafter	49,359
Total	$437,203

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid income taxes	$1,745	$1,820
Prepaid expenses	3,272	3,023
Prepaid insurance	273	647
Other	3,264	3,275
Total other current assets	$8,554	$8,765

Property and equipment, net, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Equipment, furniture and other	$19,218	$18,929
Leasehold improvements	6,477	6,293
Property and equipment, gross	25,695	25,222
Less: Accumulated depreciation and amortization	(19,601)	(19,109)
Total property and equipment, net	$6,094	$6,113

Other long-term assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Long-term deferred tax assets	$54,281	$52,127
Other assets	2,173	2,313
Total other long-term assets	$56,454	$54,440

Accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Employee compensation and benefits	$4,706	$21,692
Accrued legal expenses	6,264	6,860
Current portion of guarantee (1)	800	800
Other accrued expenses	3,271	1,199
Current portion of operating lease liabilities	568	556
Accrued income taxes	2,903	217
Other	2,583	2,926
Total accrued liabilities	$21,095	$34,250

(1) Refer to “Note 14 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Long-term portion of guarantee (1)	$15,523	$15,523

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

The following is a summary of marketable securities at March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$3,669	$6	$(1)	$—	$3,674
Corporate bonds and notes	58,895	41	(169)	—	58,767
Treasury and agency notes and bills	500	—	(4)	—	496
Total debt securities	63,064	47	(174)	—	62,937
Money market funds	1,247	—	—	—	1,247
Total equity securities	1,247	—	—	—	1,247
Total marketable securities	$64,311	$47	$(174)	$—	$64,184
Reported in:
Cash and cash equivalents					$1,747
Marketable securities					62,437
Total marketable securities					$64,184

	December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$8,112	$1	$ —	$—	$8,113
Corporate bonds and notes	53,685	125	(26)	—	53,784
Treasury and agency notes and bills	1,700	—	—	—	1,700
Total debt securities	63,497	126	(26)	—	63,597
Money market funds	200	—	—	—	200
Total equity securities	200	—	—	—	200
Total marketable securities	$63,697	$126	$(26)	$—	$63,797
Reported in:
Cash and cash equivalents					$200
Marketable securities					63,597
Total marketable securities					$63,797

At March 31, 2026 and December 31, 2025, the Company had $115.8 million and $136.7 million, respectively, in cash, cash equivalents and marketable securities. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balances of $51.6 million and $72.9 million at March 31, 2026 and December 31, 2025, respectively, were cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the three months ended March 31, 2026 and 2025. Unrealized gains and losses on AFS debt securities were immaterial as of March 31, 2026 and December 31, 2025. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company did not recognize a provision for credit loss expense related to its AFS debt securities during the three months ended March 31, 2026 and 2025.

The estimated fair value of marketable debt securities by contractual maturity at March 31, 2026 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$25,998	$25,992
Due in one to two years	21,000	20,972
Due in two to three years	15,566	15,473
Total	$62,564	$62,437

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2025 and March 31, 2026.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of March 31, 2026 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities	$1,247	$1,247	$—	$—
Corporate bonds and notes - debt securities	58,767	—	58,767	—
Commercial paper - debt securities	3,674	—	3,674	—
Treasury and agency notes and bills - debt securities	496	—	496	—
Total Assets	$64,184	$1,247	$62,937	$—

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The fair value of the Company’s long-term debt approximates its carrying value as of each of the periods described below. The carrying amounts and estimated fair values are as follows (in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$391,264	$390,286	$418,454	$419,501

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $7.4 million and $8.3 million as of March 31, 2026 and December 31, 2025, respectively. See “Note 8 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at March 31, 2026 and December 31, 2025 was $313.7 million. There were no changes to the carrying value of goodwill from January 1 through March 31, 2026. Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized during the three months ended March 31, 2026 and 2025.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	March 31, 2026			December 31, 2025
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired patents / core technology	3-10	$743,960	$(450,460)	$293,500	$737,985	$(434,529)	$303,456
Customer contracts and related relationships	3-9	155,900	(155,900)	—	155,900	(155,900)	—
Existing technology / content database	5-10	$38,681	$(38,681)	—	$38,681	$(38,681)	—
Trademarks/trade name	4-10	$1,300	$(1,300)	—	$1,300	$(1,300)	—
Total intangible assets		$939,841	$(646,341)	$293,500	$933,866	$(630,410)	$303,456

As of March 31, 2026, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2026 (remaining 9 months)	$47,888
2027	63,538
2028	58,494
2029	56,246
2030	30,820
Thereafter	36,514
Total	$293,500

NOTE 8 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	March 31, 2026	December 31, 2025
Long-term debt	$398,640	$426,728
Unamortized debt discount and issuance costs	(7,376)	(8,274)
	391,264	418,454
Less: current portion, net of debt discount and issuance costs	(20,988)	(20,975)
Total long-term debt, net of current portion	$370,276	$397,479

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

The 2020 Credit Agreement, as amended, contains customary events of default, representations, warranties, and affirmative and negative covenants. It also requires the Company to maintain a total net leverage ratio of no greater than 3.00x to access a basket for restricted payments (including dividends and share repurchases). As of March 31, 2026, the Company was in compliance with all requirements under the 2020 Credit Agreement, as amended.

The 2020 Credit Agreement, as amended, also requires the Company to continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity. Based on certain leverage ratios and the voluntary prepayments the Company made during the year ended December 31, 2025, no excess cash flow payments are required for 2026.

Interest Expense and Expected Principal Payments

At March 31, 2026, the Company had $398.6 million in total debt outstanding. There were also $7.4 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Term Loan B as of March 31, 2026, including the amortization of debt discount and issuance costs, was 7.3% and interest is payable monthly.

As of March 31, 2026, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2026 (remaining 9 months)	$18,266
2027	24,354
2028	356,020
Total	$398,640

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net income	$22,773	$11,814

Denominator:
Weighted average shares of common stock outstanding	109,503	107,948
Add: Effect of dilutive securities associated with options	—	6
Add: Effect of dilutive securities associated with restricted stock awards and units	4,655	5,058
Add: Effect of dilutive securities associated with employee stock purchase program	45	9
Weighted average common shares – dilutive	114,203	113,021

Basic net income per share	$0.21	$0.11

Diluted net income per share	$0.20	$0.10

Anti-dilutive employee stock-based awards, excluded	246	941

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

At the Company’s 2024 Annual Stockholders Meeting on May 9, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 EIP, which provided for (i) an increase of the number of shares reserved for issuance by 8,900,000 (from an initial share reserve of 16,800,000 under the prior 2020 EIP to 25,700,000 under the amended and restated 2020 EIP) and (ii) the removal of the “fungible share ratio” for future awards, such that all equity awards granted on or after May 9, 2024 will count on a one-to-one basis against the number of shares authorized for issuance under the 2020 EIP (whereas each share granted pursuant to “full value” awards (i.e. stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) prior to May 9, 2024 are counted against shares available for issuance on a 1.5 to 1 ratio). As of March 31, 2026, there were approximately 2.1 million shares reserved for future grants under the 2020 EIP.

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

Assumed Plans

On June 1, 2020, the Company assumed all then-outstanding stock options, awards, and shares available and reserved for issuance under all legacy Equity Incentive Plans of TiVo (collectively, the “Assumed Plans”). Stock options assumed from the Assumed Plans generally have vesting periods of four years and a contractual term of seven years. The Company has no stock options outstanding as of March 31, 2026 or December 31, 2025, respectively. Awards of restricted stock and restricted stock units assumed from the Assumed Plans are generally subject to a four year vesting period. The Company has not issued any awards under these plans since the 2020 EIP was amended in 2022.

Restricted Stock Awards

Information with respect to outstanding restricted stock awards (including both time-based vesting and performance-based vesting) as of March 31, 2026 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	5,595	2,060	7,655	$12.46
Awards granted	2,000	1,124	3,124	$19.12
Awards vested / earned	(1,816)	(1,334)	(3,150)	$11.33
Awards canceled / forfeited	(381)	—	(381)	$12.93
Balance at March 31, 2026	5,398	1,850	7,248	$15.79

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

Employee Stock Purchase Plans

The 2020 Employee Stock Purchase Plan (the “2020 ESPP”) provides eligible employees with the opportunity to acquire an ownership interest in the Company. The 2020 ESPP is implemented through consecutive overlapping 24-month offering periods, each of which is comprised of four six-month purchase periods. Participants may contribute up to 100% of their base earnings and commissions through payroll deductions, and the accumulated deductions will be applied to the purchase of shares on each semi-annual purchase date. The purchase price per share will equal 85% of the fair market value per share on the start date of the offering period or, if lower, 85% of the fair market value per share on the semi-annual purchase date.

As of March 31, 2026, there were 4.8 million shares reserved for grant under the Company’s 2020 ESPP.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends if and when declared by the Company’s Board of Directors. For the periods ended March 31, 2026 and 2025, dividends declared were $0.05 per common share, respectively.

The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board of Directors considers relevant.

Stock Repurchase Programs

In October 2024, the Company’s Board of Directors approved an increase of the existing share repurchase authorization up to a total of $200.0 million. During the three months ended March 31, 2026, the Company repurchased a total of approximately 0.4 million shares of common stock, at an average price of $22.45 per share for a total cost of $10.0 million. During the three months ended March 31, 2025, the Company repurchased a total of approximately 0.8 million shares of common stock, at an average price of $13.19 per share for a total cost of $10.0 million. The shares repurchased are recorded as treasury stock and are accounted for under the cost method.

No expiration date has been specified for this plan. As of March 31, 2026, the total remaining amount available for repurchase under this plan was $150.0 million. The Company may execute authorized repurchases from time to time under the plan.

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

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three months ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$1,742	$1,234
Selling, general and administrative	7,014	7,010
Total stock-based compensation expense	$8,756	$8,244

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. The following assumptions were used to value the performance stock awards subject to market conditions granted during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Expected life (years)	1.9 - 2.8	3.0
Risk-free interest rate	3.3% - 3.5%	3.9%
Dividend yield	1.2% - 1.3%	1.5%
Expected volatility	48.9% - 50.6%	46.4%

Grants under the 2020 ESPP occur in June and December, as discussed in “Note 10 – Stockholders’ Equity”. There were no ESPP grants during the three months ended March 31, 2026 and 2025.

NOTE 12 – INCOME TAXES

The Company’s income tax provision and effective tax rate for interim periods are based on its estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended March 31, 2026 and 2025, the Company recorded income tax expense of $5.2 million and $2.1 million, respectively. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to excess tax benefits related to stock-based compensation. The increase in income tax expense for the three months ended March 31, 2026, as compared to the same period in the prior year was primarily due to an increase in pretax income.

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

The components of operating lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed lease cost	$523	$523
Variable lease cost	170	67
Total operating lease cost	$693	$590

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$425	$550

	March 31, 2026	December 31, 2025
Weighted-average remaining lease term (years):
Operating leases	6.16	6.37
Weighted-average discount rate:
Operating leases	8.7%	8.6%

Future minimum lease payments and related lease liabilities as of March 31, 2026 were as follows (in thousands):

Operating Lease Payments (1)
2026 (remaining 9 months) (2)	$289
2027	2,455
2028	1,888
2029	1,944
2030	2,002
Thereafter	3,825
Total lease payments	12,403
Less: imputed interest	(3,305)
Present value of lease liabilities:	$9,098

Less: current obligations under leases (accrued liabilities)	568
Noncurrent operating lease liabilities	$8,530

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

(2) Includes tenant improvements allowance of $1.5 million in 2026.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of March 31, 2026, the Company’s total future unconditional purchase obligations were approximately $6.9 million, including $2.4 million due in the remainder of 2026, $2.5 million due in 2027, and $2.0 million due thereafter.

Guarantee

Prior to the Separation, Adeia Media LLC, a subsidiary of the Company (“Adeia Media”), and a subsidiary of Xperi Inc.(“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which Adeia Media guarantees the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, Adeia Media and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022, under which Adeia Media agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, the Company recognized a guarantee liability pursuant to ASC 460 “Guarantees” of $19.7 million, which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of the Company’s results of operations. As of March 31, 2026 and December 31 2025, the balance of the guarantee liability was $16.3 million. Operating expense reimbursements are capped at a maximum of $7.5 million per annum. To date, such reimbursements have not been material.

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

NOTE 15 – SEGMENT INFORMATION

The Company has one reportable segment: IP Licensing. The IP Licensing segment derives revenues from license agreements to (i) its media patent portfolio and (ii) its semiconductor technologies patent portfolio, see further discussion on revenue generating activities in “Note 3 – Revenue”. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis.

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

The following table presents information with respect to the Company’s IP Licensing segment revenue, significant expenses and income (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue	$104,772	$87,670
Less:
Personnel related expense	27,405	24,129
Patent portfolio expense	9,414	9,215
Patent related technical sales support expense	1,430	1,604
Amortization expense	15,931	14,082
Outside services expense	2,795	3,781
Litigation expense	5,973	5,854
Interest expense	8,546	10,649
Other segment items (1)	5,299	4,458
Provision for income taxes	5,206	2,084
Segment net income	$22,773	$11,814

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

	Three Months Ended March 31,
	2026		2025
U.S.	$82,857	79%	$71,515	82%
Asia	18,474	18	10,939	12
Canada	449	—	3,130	3
Europe and Middle East	2,515	2	1,621	2
Other	477	1	465	1
Total revenue	$104,772	100%	$87,670	100%

For the three months ended March 31, 2026 and 2025, there were two customers that each accounted for 10% or more of total revenue, respectively. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Customer A	21.5%	*
Customer B	13.8%	*
Customer C	*	19.6%
Customer D	*	10.6%

* denotes less than 10% of total revenue.

At March 31, 2026, the Company had one customer representing 68% of aggregate accounts receivable. At December 31, 2025, the Company had one customer representing 63% of aggregate accounts receivable.

Other Geography Information

At March 31, 2026 and December 31, 2025, property and equipment, net, was all located in the U.S.

NOTE 16 – SUBSEQUENT EVENTS

Declaration of Cash Dividends

On April 21, 2026, the Board declared a cash dividend of $0.05 per share of common stock, payable on June 15, 2026 to the stockholders of record at the close of business on May 26, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to promote understanding of the results of operations and financial condition and should be read in conjunction with our condensed consolidated financial statements and notes thereto, and with our audited financial statements and notes thereto for the year ended December 31, 2025 found in the Form 10-K filed by us on February 26, 2026 (the “Form 10-K”). This section of this Form 10-Q generally discusses quarter over quarter comparisons of 2026 against 2025.

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

Business Overview

Adeia Inc. (formerly known as Xperi Holding Corporation) (“Adeia”, “we”) is a technology company and an innovation incubator. We have spent decades investing in advanced research and development to create market-leading technologies for the entertainment, media, consumer electronics, and semiconductor industries. Our innovative solutions support practically every aspect of consumers’ day-to-day interaction with media, consumer electronics and entertainment, enabling our customers to build customized, next-generation solutions for users around the globe. We believe our commitment to and investment in innovation has resulted in a leading IP licensing platform in these industries, with an extensive portfolio of media and semiconductor IP and approximately 13,750 media and semiconductor patent assets worldwide. In order to serve an increasingly connected world, we invent, develop, acquire and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment and technology across a variety of platforms.

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

Key Metrics

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the three months ended March 31, 2026, as compared to the same period in 2025:

•
Revenue increased by $17.1 million, or 19.5%, from $87.7 million in 2025 to $104.8 million in 2026.
•
Recurring revenues decreased by $18.1 million, or 21.4% from $84.4 million in 2025 to $66.3 million in 2026.
•
Non-recurring revenues increased by $35.2 million, or 1067.0% from $3.3 million in 2025 to $38.5 million in 2026.
•
Cash provided by operating activities increased by $1.4 million, or 2.5% from $57.1 million in 2025 to $58.5 million in 2026.
•
We made $28.1 million in principal payments towards our term loan, bringing the outstanding balance to $398.6 million as of March 31, 2026.
•
We repurchased $10.0 million of our common stock in 2026.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our IP rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended March 31,
	2026	2025
Revenue	100%	100%
Operating expenses:
Research and development	17	19
Selling, general and administrative	29	32
Amortization expense	15	16
Litigation expense	6	7
Total operating expenses	67	74
Operating income	33	26
Interest expense	(8)	(12)
Other income and expense, net	2	2
Income before income taxes	27	16
Provision for income taxes	5	2
Net income	22%	14%

The following table sets forth our revenue for the three months ended March 31, 2026 and 2025 (in thousands, except for percentages):

	Three Months Ended March 31,
	2026	2025	Increase	% Change
Revenue	$104,772	$87,670	$17,102	20%

The increase in revenue during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily attributable to the execution of two new multi-year license agreements with AMD and Microsoft in 2026; partially offset by declines in royalty revenue from certain Pay-TV customers.

Recurring revenue for the three months ended March 31, 2026 and 2025 were $66.3 million and $84.4 million, respectively. The decrease of $18.1 million was driven primarily by declines in royalty revenue from certain Pay-TV customers; partially offset by the execution of license agreements with new customers from April 1, 2025 to March 31, 2026.

Non-recurring revenues for the three months ended March 31, 2026 and 2025 were $38.5 million and $3.3 million, respectively. The increase of $35.2 million was primarily attributable to the execution of three new license agreements in the first quarter of 2026, including AMD and another new customer for access to our semiconductor IP portfolio, and Microsoft for access to our media portfolio.

Research and Development (in thousands, except for percentages):

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

	Three Months Ended March 31,
	2026	2025	Increase	% Change
Research and development	$18,202	$16,467	$1,735	11%

The increase in R&D costs during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase in patent portfolio expenses and an increase in personnel related costs as a result of increased headcount.

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

	Three Months Ended March 31,
	2026	2025	Increase	% Change
Selling, general and administrative	$29,834	$28,432	$1,402	5%

The increase in SG&A expense during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to an increase in personnel related costs as a result of increased headcount and an increase in advertising expense, partially offset by lower outside services.

Amortization Expense (in thousands, except for percentages):

	Three Months Ended March 31,
	2026	2025	Increase	% Change
Amortization expense	$15,931	$14,082	$1,849	13%

The increase in amortization expense during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to patents acquired in 2025, partially offset by certain intangible assets becoming fully amortized during 2025.

Litigation Expense (in thousands, except for percentages):

	Three Months Ended March 31,
	2026	2025	Increase	% Change
Litigation expense	$5,973	$5,854	$119	2%

Our litigation expense for the three months ended March 31, 2026, was relatively consistent with the same period in 2025. Higher expenses driven by increased activity in certain matters that have settled were offset by expenses associated with new litigation matters. See Part II, Item 1 – Legal Proceedings for additional information regarding these matters.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

Interest Expense (in thousands, except for percentages):

	Three Months Ended March 31,
	2026	2025	Decrease	% Change
Interest expense	$8,546	$10,649	$(2,103)	(20)%

The decrease in interest expense during the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to lower debt balance and lower variable interest rates.

Other Income and Expense, Net (in thousands, except for percentages):

	Three Months Ended March 31,
	2026	2025	Decrease	% Change
Other income and expense, net	$1,693	$1,712	$(19)	(1)%

Other income and expense, net during the three months ended March 31, 2026, as compared to the same period in 2025, was relatively consistent.

Provision for Income Taxes (in thousands, except for percentages):

	Three Months Ended March 31,
	2026	2025	Increase	% Change
Provision for income taxes	$5,206	$2,084	$3,122	150%

Our income tax provision for interim periods is based on the estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended March 31, 2026, we recorded income tax expense of $5.2 million on pretax income of $28.0 million, which resulted in an effective tax rate of 18.6%. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to excess tax benefits related to stock-based compensation.

For the three months ended March 31, 2025, we recorded income tax expense of $2.1 million on pretax income of $13.9 million, which resulted in an effective tax rate of 15.0%.

The increase in income tax expense for the three months ended March 31, 2026, as compared to the same period in the prior year was primarily due to an increase to pretax income.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. After considering the evidence to assess the recoverability of our net deferred tax assets, we concluded that it was more-likely-than-not that we would realize our federal and certain state deferred tax assets.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the three months ended March 31, 2026 and 2025:

	As of
(in thousands)	March 31, 2026	December 31, 2025
Cash and cash equivalents	$53,325	$73,136
Marketable securities	62,437	63,597
Total cash, cash equivalents and marketable securities	$115,762	$136,733

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$58,488	$57,139
Net cash used in investing activities	$(4,888)	$(6,172)
Net cash used in financing activities	$(73,411)	$(45,608)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments in marketable securities. Cash, cash equivalents and marketable securities were $115.8 million at March 31, 2026, a decrease of $21.0 million from $136.7 million at December 31, 2025. This decrease primarily resulted from $58.5 million of cash generated from operations, partially offset by $28.1 million in repayment of our long-term debt, $29.8 million in repurchases of common stock associated with tax withholdings on equity awards, $10.0 million in repurchases of common stock, $5.5 million in dividends paid, and $5.5 million in purchases of intangible assets.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity, while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. Our marketable debt securities are classified as available-for-sale (“AFS”) with credit losses recognized as a credit loss expense and non-credit related unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income or loss

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual

Report on Form 10-K for the year ended December 31, 2025. Other than the principal payments of $28.1 million made by us under the existing Term Loan B during the three months ended March 31, 2026, our cash requirements have not materially changed since December 31, 2025. We expect to continue to make additional payments on our existing debt from cash generated from operations.

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

Quarterly Dividends

In March 2026 and 2025, we paid a quarterly dividend of $0.05 per share. In April 2026, our Board authorized payment of a quarterly cash dividend of $0.05 per share, to be paid in June 2026.

Stock Repurchase Plan

In October 2024, our Board of Directors approved an increase to the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. During the three months ended March 31, 2026, we repurchased a total of approximately 0.4 million shares of common stock, at an average price of $22.45 per share for a total cost of $10.0 million. During the three months ended March 31, 2025, we repurchased a total of approximately 0.8 million shares of common stock, at an average price of $13.19 per share for a total cost of $10.0 million. As of March 31, 2026, the total remaining amount available for repurchase under this plan was $150.0 million.

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

Cash Flows from Operating Activities

Cash flows provided by operations were $58.5 million for the three months ended March 31, 2026, primarily due to our net income of $22.8 million being adjusted for non-cash items of amortization of intangible assets of $15.9 million, stock-based compensation expense of $8.8 million, and $11.8 million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2025.

Cash flows provided by operations were $57.1 million for the three months ended March 31, 2025, primarily due to our net income of $11.8 million being adjusted for non-cash items of amortization of intangible assets of $14.1 million, stock-based compensation expense of $8.2 million, and $25.8 million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $4.9 million for the three months ended March 31, 2026, primarily due to purchases of short-term investments in marketable securities of $9.0 million, purchases of intangible assets of $5.5 million, and proceeds from maturities of marketable securities of $10.1 million.

Net cash used in investing activities was $6.2 million for the three months ended March 31, 2025, primarily due to purchases of short-term investments in marketable securities of $7.2 million, purchases of intangible assets of $5.4 million, and proceeds from maturities of marketable securities of $6.6 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of leasehold improvements, purchases of computer hardware and software, information systems, and production and test equipment. During the three months ended March 31, 2026 and 2025, we spent $0.4 million and $0.2 million on capital expenditures, respectively. Our capital expenditures for intangible assets consists primarily of acquired patents. During the three months ended March 31, 2026 and 2025, we spent $5.5 million and $5.4 million on purchases of intangible assets, respectively. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $73.4 million for the three months ended March 31, 2026, primarily due to $28.1 million in repayment of indebtedness, $5.5 million in dividends paid, $29.8 million in repurchases of common stock for tax withholdings on equity awards, and $10.0 million in repurchases of common stock.

Net cash used in financing activities was $45.6 million for the three months ended March 31, 2025, primarily due to $17.1 million in repayment of indebtedness, $5.4 million in dividends paid, $12.0 million in repurchases of common stock for tax withholdings on equity awards, and $10.0 million in repurchases of common stock.

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

As of March 31, 2026, $398.6 million was outstanding under the term loan B facility. In addition, we had $7.4 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Term Loan B, including the amortization of debt discount and issuance costs, was 7.3% and interest is payable monthly.

Under the existing loan agreement, we have future minimum principal payments for our debt of $18.3 million in the remainder of 2026, $24.4 million in 2027, with the remaining principal balance of $356.0 million due June 8, 2028. The 2020 Credit Agreement, as amended, also requires that we continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity. Based on certain leverage ratios and the voluntary prepayments we made during the year ended December 31, 2025, no excess cash flow payment is required in 2026. The term loan B facility contains customary covenants, and as of March 31, 2026, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

During the three months ended March 31, 2026, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

AMD Patent Infringement Litigation

On November 3, 2025, Adeia Semiconductor Bonding Technologies Inc., Adeia Semiconductor Inc., and Adeia Semiconductor Solutions LLC (collectively, “Adeia Semi”) filed a patent infringement complaint against Advanced Micro Devices, Inc. (“AMD”) in the United States District Court for the Western District of Texas (“WDTX 1 Litigation”), alleging infringement of six patents. On January 8, 2026, AMD filed a Motion to Dismiss the complaint. On January 22, 2026, Adeia Semi filed its opposition to AMD’s Motion to Dismiss. On January 29, 2026, AMD filed its reply on the Motion to Dismiss. On March 10, 2026, following the settlement between the parties, the Court dismissed the case with prejudice.

On November 3, 2025, Adeia Semiconductor Bonding Technologies Inc. filed a separate patent infringement complaint against AMD in the United States District Court for the Western District of Texas (“WDTX 2 Litigation”), alleging infringement of four patents. On January 9, 2026, the Court granted AMD’s unopposed motion to stay the proceedings pending a final resolution of the ITC Litigation No. 337-TA-1465 (see below). On March 10, 2026, following the settlement between the parties, the Court dismissed the case with prejudice.

On November 17, 2025, Adeia Semiconductor Bonding Technologies Inc. filed a patent infringement complaint against Advanced Micro Devices, Inc., Lenovo (United States) Inc., Lenovo Group Limited, Lenovo Information Products (Shenzhen) Co., Ltd., and Super Micro Computer, Inc. in the International Trade Commission (“ITC Litigation”), alleging infringement of the same four patents asserted in the WDTX 2 Litigation. On December 16, 2025, the ITC issued a Notice of Institution of Investigation, assigning the case Investigation No. 337-TA-1465. On March 31, 2026, following the settlement between the parties, the Administrative Law Judge granted the parties’ motion to terminate the ITC Litigation.

DIRECTV Litigation

NDCA Declaratory Judgment Action

On December 29, 2025, DIRECTV LLC (“DIRECTV”) filed a complaint against Adeia Inc, Adeia Guides Inc., Adeia Media Holdings LLC, Adeia Technologies Inc. and Adeia Media Solutions Inc. (collectively, “Adeia Media”) in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement of seven Adeia Media patents and a declaratory judgement of invalidity of three different Adeia Media patents (“NDCA DJ Action”). On March 13, 2026, Adeia Media filed a motion to dismiss the NDCA DJ Action. A hearing on the motion to dismiss is scheduled for June 18, 2026. The trial date has not been set.

SDNY Breach of Contract and Misappropriation of Trade Secrets Action

On January 12, 2026, Adeia Media filed a complaint against DIRECTV in the United States District Court for the Southern District of New York alleging Breach of Contract and Misappropriation of Trade Secrets Pursuant to The Defend Trade Secrets Act (“DTSA”). DIRECTV’s response to the complaint is due March 27, 2026. On January 15, 2026, Adeia Media filed a Motion for Preliminary Injunction (“PI Motion”), requesting that the Court order DIRECTV to withdraw the NDCA DJ Action and cease its misuse of Adeia Media’s confidential information. The PI Motion is fully briefed and awaiting a decision by the Court. On April 23, 2026, the Court granted DIRECTV’s request file a motion to dismiss the trade secret misappropriation claim under the DTSA on or before June 4, 2026. The trial date has not been set.

DISH Litigation

Colorado Patent Infringement Litigation

Adeia Technologies Inc., Adeia Media Holdings Inc., and Adeia Media Solutions Inc. (collectively “Adeia”) filed a complaint against DISH Network Corp., DISH Media Sales LLC, DISH DBS Corp., EchoStar Corp., Sling TV LLC, and Sling TV Holding LLC (collectively, the “DISH Defendants”) in the United States District Court for the District of Colorado on April 1, 2026 (EDT), from and after which time the DISH Defendants were unlicensed to Adeia’s patents, alleging the DISH Defendants infringe five patents. The trial date has not been set.

NDCA Declaratory Judgment Action

DISH Network LLC and Sling TV LLC filed a complaint against Adeia Inc, Adeia Guides Inc., Adeia Media Holdings Inc., Adeia Technologies Inc., and Adeia Media Solutions Inc. (collectively, “Adeia Media”) in the United States District Court for the Northern District of California on April 1, 2026 seeking a declaratory judgment of noninfringement and/or invalidity of ten Adeia Media patents. The trial date has not been set.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

The following table summarizes repurchases of our common stock during the three months ended March 31, 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under our share repurchase program (1)
(in thousands, except share price)
January 1, 2026 – January 31, 2026	—	—	—	—
February 1, 2026 – February 28, 2026	—	—	—	—
March 1, 2026 – March 31, 2026	445,618	22.45	445,618	149,952
Total	445,618	$22.45	445,618	$149,952

(1) In October 2024, our Board approved an increase of the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. There is no guarantee that such repurchases under the program will enhance the value of our stock. As of March 31, 2026, the total remaining amount available for repurchase under the Plan was $150.0 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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

Dated: May 6, 2026

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer