Form 10-Q
period 2026-06-30
Adeia Inc.
filed 2026-08-05
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of July 24, 2026 was 110,280,150.

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$96,117	$85,735	$200,889	$173,405
Operating expenses:
Research and development	18,341	15,857	36,543	32,324
Selling, general and administrative	30,980	32,129	60,814	60,561
Amortization expense	16,089	14,170	32,020	28,252
Litigation expense	5,334	7,174	11,307	13,028
Total operating expenses	70,744	69,330	140,684	134,165
Operating income	25,373	16,405	60,205	39,240
Interest expense	(8,035)	(10,216)	(16,581)	(20,865)
Other income and expense, net	1,666	1,434	3,359	3,146
Income before income taxes	19,004	7,623	46,983	21,521
Provision (benefit) for income taxes	1,638	(9,099)	6,844	(7,015)
Net income	$17,366	$16,722	$40,139	$28,536
Net income per share:
Basic	$0.16	$0.15	$0.37	$0.26
Diluted	$0.15	$0.15	$0.35	$0.25
Weighted average number of shares used in per share calculations
Basic	110,223	108,832	109,864	108,387
Diluted	114,398	112,179	114,303	112,597

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$17,366	$16,722	$40,139	$28,536
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale debt securities	(74)	1	(258)	45
Other comprehensive income (loss), net of tax	(74)	1	(258)	45
Total comprehensive income	$17,292	$16,723	$39,881	$28,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$72,781	$73,136
Marketable securities	64,300	63,597
Total cash, cash equivalents, and marketable securities	137,081	136,733
Accounts receivable, net of allowance for credit losses of $713 and $713, respectively	14,288	28,631
Unbilled contracts receivable, net	132,946	129,829
Other current assets	10,803	8,765
Total current assets	295,118	303,958
Long-term unbilled contracts receivable	44,771	49,499
Property and equipment, net	6,186	6,113
Operating lease right-of-use assets	7,590	8,177
Intangible assets, net	288,399	303,456
Goodwill	313,660	313,660
Other long-term assets	57,775	54,440
Total assets	$1,013,499	$1,039,303
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,337	$4,827
Accrued liabilities	21,709	34,250
Current portion of long-term debt	20,986	20,975
Deferred revenue	43,852	19,726
Total current liabilities	90,884	79,778
Deferred revenue, less current portion	48,601	49,975
Long-term debt, net	365,029	397,479
Noncurrent operating lease liabilities	8,652	8,734
Long-term income tax payable	7,623	7,273
Other long-term liabilities	15,523	15,523
Total liabilities	536,312	558,762
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; (2026: authorized 15,000 shares; 2025: authorized 15,000 shares and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2026: authorized 350,000 shares, issued 131,537 shares, outstanding 110,262 shares; 2025: authorized 350,000 shares, issued 127,923 shares, outstanding 108,999 shares)	132	128
Additional paid-in capital	706,688	685,992
Treasury stock at cost (2026: 21,274 shares; 2025: 18,924 shares)	(350,675)	(297,778)
Accumulated other comprehensive income (loss)	(198)	60
Retained earnings	121,240	92,139
Total stockholders’ equity	477,187	480,541
Total liabilities and equity	$1,013,499	$1,039,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$40,139	$28,536
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment	972	997
Amortization of intangible assets	32,020	28,252
Stock-based compensation expense	19,213	16,944
Deferred income taxes	(2,778)	(4,917)
Amortization of debt issuance costs	1,739	1,652
Other	(97)	(230)
Changes in operating assets and liabilities:
Accounts receivable	14,343	5,521
Unbilled contracts receivable	1,611	11,866
Other assets	(2,008)	(15,557)
Accounts payable	(540)	(4,198)
Accrued and other liabilities	(12,274)	1,565
Deferred revenue	20,782	9,825
Net cash provided by operating activities	113,122	80,256
Cash flows from investing activities:
Purchases of property and equipment	(995)	(420)
Purchases of intangible assets	(14,992)	(5,350)
Purchases of short-term investments	(19,257)	(12,989)
Proceeds from maturities of investments	18,397	12,600
Net cash used in investing activities	(16,847)	(6,159)
Cash flows from financing activities:
Payment of dividends	(11,038)	(10,857)
Principal payments on debt agreements	(34,178)	(28,178)
Proceeds from employee stock purchase program and exercise of stock options	1,483	1,392
Repurchases of common stock for tax withholdings on equity awards	(32,886)	(19,706)
Repurchases of common stock	(20,011)	(11,326)
Net cash used in financing activities	(96,630)	(68,675)
Net (decrease) increase in cash and cash equivalents	(355)	5,422
Cash and cash equivalents at beginning of period	73,136	78,825
Cash and cash equivalents at end of period	$72,781	$84,247
Supplemental disclosure of cash flow information:
Interest paid	$12,748	$17,722
Income taxes paid, net of refunds	$11,520	$13,599
Long-lived assets received in lieu of cash	$1,970	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Three Months Ended June 30, 2026	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at April 1, 2026	110,258	$131	$694,748	20,814	$(337,565)	$(124)	$109,377	$466,567
Net income	—	—	—	—	—	—	17,366	17,366
Other comprehensive loss	—	—	—	—	—	(74)	—	(74)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,503)	(5,503)
Issuance of common stock in connection with exercise of stock options	2	—	31	—	—	—	—	31
Issuance of common stock in connection with employee stock purchase plan	139	1	1,452					1,453
Issuance of restricted stock, net of shares canceled	323	—	—	—	—	—	—	—
Withholding taxes related to net share settlement of restricted awards	(107)	—	—	107	(3,105)	—	—	(3,105)
Repurchases of common stock	(353)	—	—	353	(10,005)			(10,005)
Stock-based compensation expense	—	—	10,457	—	—	—	—	10,457
Balance at June 30, 2026	110,262	$132	$706,688	21,274	$(350,675)	$(198)	$121,240	$477,187

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Six Months Ended June 30, 2026	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2026	108,999	$128	$685,992	18,924	$(297,778)	$60	$92,139	$480,541
Net income	—	—	—	—	—	—	40,139	40,139
Other comprehensive loss	—	—	—	—	—	(258)	—	(258)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(11,038)	(11,038)
Issuance of common stock in connection with exercise of stock options	2	—	31	—	—	—	—	31
Issuance of common stock in connection with employee stock purchase plan	139	1	1,452					1,453
Issuance of restricted stock, net of shares canceled	3,472	3	—	—	—	—	—	3
Withholding taxes related to net share settlement of restricted awards	(1,551)	—	—	1,551	(32,886)	—	—	(32,886)
Repurchases of common stock	(799)	—		799	(20,011)			(20,011)
Stock-based compensation expense	—	—	19,213	—	—	—	—	19,213
Balance at June 30, 2026	110,262	$132	$706,688	21,274	$(350,675)	$(198)	$121,240	$477,187

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Three Months Ended June 30, 2025	Shares	Amount	Additional Paid-In	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at April 1, 2025	108,444	$126	$657,344	17,406	$(277,269)	$43	$9,226	$389,470
Net income	—	—	—	—	—	—	16,722	16,722
Other comprehensive income	—	—	—	—	—	1	—	1
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,435)	(5,435)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	144	—	1,206	—	—	—	—	1,206
Issuance of restricted stock, net of shares canceled	1,348	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(611)	—	—	611	(7,749)	—	—	(7,749)
Stock-based compensation expense	—	—	8,700	—	—	—	—	8,700
Balance at June 30, 2025	109,325	$127	$667,250	18,017	$(285,018)	$44	$20,513	$402,916

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Six Months Ended June 30, 2025	Shares	Amount	Additional Paid-In	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2025	108,072	$125	$648,914	15,880	$(255,301)	$(1)	$2,834	$396,571
Net income	—	—	—	—	—	—	28,536	28,536
Other comprehensive income	—	—	—	—	—	45	—	45
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(10,857)	(10,857)
Issuance of common stock in connection with exercise of stock options	15	—	186	—	—	—	—	186
Issuance of common stock in connection with employee stock purchase plan	144	—	1,206	—	—	—	—	1,206
Issuance of restricted stock, net of shares canceled	3,231	2	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(1,377)	—	—	1,377	(19,706)	—	—	(19,706)
Repurchases of common stock	(760)	—	—	760	(10,011)			(10,011)
Stock-based compensation expense	—	—	16,944	—	—	—	—	16,944
Balance at June 30, 2025	109,325	$127	$667,250	18,017	$(285,018)	$44	$20,513	$402,916

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP consisting of over 14,250 patents and patent applications worldwide.

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

The Company’s consolidated financial statements include the accounts of Adeia Inc. and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31 and employs a calendar month-end reporting period for its quarterly reporting. The Company operates under one reportable segment, IP Licensing.

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and six months ended June 30, 2026, as compared to the significant accounting policies described in the Form 10-K.

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

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Recurring revenue	$73,524	$85,097	$147,437	$169,506
Non-recurring revenue	22,593	638	53,452	3,899
Total revenue	$96,117	$85,735	$200,889	$173,405

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Media	$81,317	$81,041	$152,568	$165,027
Semiconductor	14,800	4,694	48,321	8,378
Total revenue	$96,117	$85,735	$200,889	$173,405

Contract Balances

Contract Assets

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	June 30, 2026	December 31, 2025
Unbilled contracts receivable	$132,946	$129,829
Other current assets	880	683
Long-term unbilled contracts receivable	44,771	49,499
Other long-term assets	2,351	1,725
Total contract assets	$180,948	$181,736

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

The Company’s allowance for credit losses at June 30, 2026 and December 31, 2025 was $0.7 million and is presented as part of accounts receivable, net in the Condensed Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,385	$5,204	$10,623	$10,653
Performance obligations satisfied in previous periods (1)	$22,228	$503	$45,670	$3,429

(1) Performance obligations satisfied in previous periods consist mainly of fees associated with releases for past patent infringement, settlements of litigation during the period, and revenue from past royalties owed pursuant to expired or terminated IP license agreements. For long-term and multi-year revenue contracts, the Company recorded revenue from the releases for past infringement during the three and six months ended June 30, 2026 and 2025 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements.

Revenue related to remaining performance obligations from contracts greater than one year in length is shown below (in thousands):

As of June 30, 2026
Revenue from contracts with performance obligations expected to be satisfied in:
2026 (remaining 6 months)	74,913
2027	137,095
2028	127,199
2029	89,952
2030	37,271
Thereafter	52,682
Total	$519,112

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid income taxes	$3,647	$1,820
Prepaid expenses	3,007	3,023
Prepaid insurance	541	647
Other	3,608	3,275
Total other current assets	$10,803	$8,765

Property and equipment, net, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Equipment, furniture and other	$19,791	$18,929
Leasehold improvements	6,477	6,293
Property and equipment, gross	26,268	25,222
Less: Accumulated depreciation and amortization	(20,082)	(19,109)
Total property and equipment, net	$6,186	$6,113

Other long-term assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Long-term deferred tax assets	$54,905	$52,127
Other assets	2,870	2,313
Total other long-term assets	$57,775	$54,440

Accrued liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Employee compensation and benefits	$7,163	$21,692
Accrued legal expenses	5,551	6,860
Current portion of guarantee (1)	800	800
Other accrued expenses	5,114	1,199
Current portion of operating lease liabilities	595	556
Accrued income taxes	—	217
Other	2,486	2,926
Total accrued liabilities	$21,709	$34,250

(1) Refer to “Note 14 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Long-term portion of guarantee (1)	$15,523	$15,523

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

The following is a summary of marketable securities at June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$6,493	$2	$(5)	$—	$6,490
Corporate bonds and notes	57,507	21	(212)	—	57,316
Treasury and agency notes and bills	500	—	(6)	—	494
Total debt securities	64,500	23	(223)	—	64,300
Money market funds	433	—	—	—	433
Total equity securities	433	—	—	—	433
Total marketable securities	$64,933	$23	$(223)	$—	$64,733
Reported in:
Cash and cash equivalents					$433
Marketable securities					64,300
Total marketable securities					$64,733

	December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$8,112	$1	$ —	$—	$8,113
Corporate bonds and notes	53,685	125	(26)	—	53,784
Treasury and agency notes and bills	1,700	—	—	—	1,700
Total debt securities	63,497	126	(26)	—	63,597
Money market funds	200	—	—	—	200
Total equity securities	200	—	—	—	200
Total marketable securities	$63,697	$126	$(26)	$—	$63,797
Reported in:
Cash and cash equivalents					$200
Marketable securities					63,597
Total marketable securities					$63,797

At June 30, 2026 and December 31, 2025, the Company had $137.1 million and $136.7 million, respectively, in cash, cash equivalents and marketable securities. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balances of $72.3 million and $72.9 million at June 30, 2026 and December 31, 2025, respectively, were cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the three and six months ended June 30, 2026 and 2025. Unrealized gains and losses on AFS debt securities were immaterial as of June 30, 2026 and December 31, 2025. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company did not recognize a provision for credit loss expense related to its AFS debt securities during the three and six months ended June 30, 2026 and 2025.

The estimated fair value of marketable debt securities by contractual maturity at June 30, 2026 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$30,756	$30,721
Due in one to two years	20,387	20,321
Due in two to three years	13,357	13,258
Total	$64,500	$64,300

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2025 and June 30, 2026.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of June 30, 2026 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities	$433	$433	$—	$—
Corporate bonds and notes - debt securities	57,316	—	57,316	—
Commercial paper - debt securities	6,490	—	6,490	—
Treasury and agency notes and bills - debt securities	494	—	494	—
Total Assets	$64,733	$433	$64,300	$—

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The fair value of the Company’s long-term debt approximates its carrying value as of each of the periods described below. The carrying amounts and estimated fair values are as follows (in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$386,015	$385,050	$418,454	$419,501

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $6.5 million and $8.3 million as of June 30, 2026 and December 31, 2025, respectively. See “Note 8 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

Non-Recurring Fair Value Measurements

Patents

During the three and six months ended June 30, 2026, the Company received patent assets with an aggregate fair value of $2.0 million as noncash consideration under certain license agreements. For noncash consideration received during the quarter ended June 30, 2026, the Company determined the fair value of the patent assets at contract inception using both the market approach — estimating the value of the acquired assets by a way of comparison with other comparable transactions, and the cost approach — estimating the value of the acquired assets based on the cost the Company would incur to create a comparable set of assets through its own research and development (“R&D”) and patent prosecution efforts.

Noncash consideration received in the form of patent assets is recorded as an intangible asset and included in the transaction price for revenue recognition purposes. See “Note 3 – Revenue” for a detailed discussion on revenue and revenue recognition. The estimated fair value of the patent assets represents a Level 3 fair value measurement, and the value of the patent assets is amortized as a noncash expense over the patents’ estimated useful lives. For impairment related fair value measurements, see “Note 7 – Goodwill And Identified Intangible Assets”.

The Company did not receive noncash consideration during the three and six months ended June 30, 2025.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at June 30, 2026 and December 31, 2025 was $313.7 million. There were no changes to the carrying value of goodwill from January 1 through June 30, 2026. Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized during the three and six months ended June 30, 2026 and 2025.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	June 30, 2026			December 31, 2025
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired patents / core technology	3-10	$754,948	$(466,549)	$288,399	$737,985	$(434,529)	$303,456
Customer contracts and related relationships	3-9	155,900	(155,900)	—	155,900	(155,900)	—
Existing technology / content database	5-10	$38,681	$(38,681)	—	$38,681	$(38,681)	—
Trademarks/trade name	4-10	$1,300	$(1,300)	—	$1,300	$(1,300)	—
Total intangible assets		$950,829	$(662,430)	$288,399	$933,866	$(630,410)	$303,456

As of June 30, 2026, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2026 (remaining 6 months)	$32,498
2027	64,761
2028	59,717
2029	57,469
2030	32,043
Thereafter	41,911
Total	$288,399

NOTE 8 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	June 30, 2026	December 31, 2025
Long-term debt	$392,552	$426,728
Unamortized debt discount and issuance costs	(6,537)	(8,274)
	386,015	418,454
Less: current portion, net of debt discount and issuance costs	(20,986)	(20,975)
Total long-term debt, net of current portion	$365,029	$397,479

Term Loan B

The Company’s 2020 Credit Agreement dated June 1, 2020 (the “2020 Credit Agreement”), provides for a senior secured term loan B facility (the “Term Loan B”) with maturity on June 8, 2028.

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

The 2020 Credit Agreement, as amended, contains customary events of default, representations, warranties, and affirmative and negative covenants. It also requires the Company to maintain a total net leverage ratio of no greater than 3.00x to access a basket for restricted payments (including dividends and share repurchases). As of June 30, 2026, the Company was in compliance with all requirements under the 2020 Credit Agreement, as amended.

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

Interest Expense and Expected Principal Payments

At June 30, 2026, the Company had $392.6 million in total debt outstanding. There were also $6.5 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Term Loan B as of June 30, 2026, including the amortization of debt discount and issuance costs, was 7.1% and interest is payable monthly.

As of June 30, 2026, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2026 (remaining 6 months)	$12,178
2027	24,354
2028	356,020
Total	$392,552

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$17,366	$16,722	$40,139	$28,536

Denominator:
Weighted average shares of common stock outstanding	110,223	108,832	109,864	108,387
Add: Effect of dilutive securities associated with options	—	—	—	3
Add: Effect of dilutive securities associated with restricted stock awards and units	4,084	3,338	4,370	4,198
Add: Effect of dilutive securities associated with employee stock purchase program	91	9	69	9
Weighted average common shares – dilutive	114,398	112,179	114,303	112,597

Basic net income per share	$0.16	$0.15	$0.37	$0.26

Diluted net income per share	$0.15	$0.15	$0.35	$0.25

Anti-dilutive employee stock-based awards, excluded	4	2,349	125	1,645

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

At the Company’s 2024 Annual Stockholders Meeting on May 9, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 EIP (the “A&R 2020 EIP”), which provided for (i) an increase of the number of shares reserved for issuance by 8,900,000 shares of common stock (from an initial share reserve of 16,800,000 shares of common stock under the prior 2020 EIP to 25,700,000 shares of common stock under the amended and restated 2020 EIP) and (ii) the removal of the “fungible share ratio” for future awards, such that all equity awards granted on or after May 9, 2024 will count on a one-to-one basis against the number of shares authorized for issuance under the 2020 A&R EIP (whereas each share granted pursuant to “full value” awards (i.e. stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) prior to May 9, 2024 are counted against shares available for issuance on a 1.5 to 1 ratio). At the Company’s 2026 Annual Stockholders Meeting on May 7, 2026, the Company’s stockholders approved an amendment to the A&R 2020 EIP to increase the number of shares reserved for issuance by an additional 10,700,000 shares of common stock (for a total share reserve of 36,400,000). As of June 30, 2026, there were approximately 12.8 million shares reserved for future grants under the A&R 2020 EIP, as amended.

The A&R 2020 EIP, as amended, provides for option grants designed as either incentive stock options or non-statutory options. Options generally are granted with an exercise price not less than the value of the common stock on the grant date and have a term of ten years from the date of grant and vest over a four-year period.

The vesting criteria for restricted stock awards and restricted stock units is generally the passage of time or meeting certain performance-based objectives, and continued employment through the vesting period, which is generally four years for time-based awards.

Assumed Plans

On June 1, 2020, the Company assumed all then-outstanding stock options, awards, and shares available and reserved for issuance under all legacy Equity Incentive Plans of TiVo (collectively, the “Assumed Plans”). Stock options assumed from the Assumed Plans generally have vesting periods of four years and a contractual term of seven years. The Company has no stock options outstanding under the Assumed Plans as of June 30, 2026 or December 31, 2025, respectively. Awards of restricted stock and restricted stock units assumed from the Assumed Plans are generally subject to a four year vesting period. The Company has not issued any awards under these plans since the 2020 EIP was amended in 2022.

Restricted Stock Awards

Information with respect to outstanding restricted stock awards (including both time-based vesting and performance-based vesting) as of June 30, 2026 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	5,595	2,060	7,655	$12.46
Awards granted	2,089	1,124	3,213	$19.39
Awards vested / earned	(2,140)	(1,334)	(3,474)	$11.24
Awards canceled / forfeited	(508)	—	(508)	$13.64
Balance at June 30, 2026	5,036	1,850	6,886	$16.22

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

As of June 30, 2026, there were 4.6 million shares reserved for grant under the Company’s 2020 ESPP.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends if and when declared by the Company’s Board of Directors. For the periods ended June 30, 2026 and 2025, dividends declared were $0.05 per common share, respectively.

The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board of Directors considers relevant.

Stock Repurchase Programs

In October 2024, the Company’s Board of Directors approved an increase to the existing share repurchase authorization of up to a total of $200.0 million. During the three months ended June 30, 2026, the Company repurchased a total of approximately 0.4 million shares of common stock, at an average price of $28.36 per share for a total cost of $10.0 million. During the six months ended June 30, 2026, the Company repurchased a total of approximately 0.8 million shares of common stock, at an average price of $25.06 per share for a total cost of $20.0 million. During the six months ended June 30, 2025, the Company repurchased a total of approximately 0.8 million shares of common stock, at an average price of $13.19 per share for a total cost of $10.0 million. These repurchases occurred during the three months ended March 31, 2025 and no repurchases were made during the three months ended June 30, 2025. The shares repurchased are recorded as treasury stock and are accounted for under the cost method.

No expiration date has been specified for this plan. As of June 30, 2026, the total remaining amount available for repurchase under this plan was $140.0 million. The Company may execute authorized repurchases from time to time under the plan.

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

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,908	$1,422	3,650	2,656
Selling, general and administrative	8,549	7,278	15,563	14,288
Total stock-based compensation expense	$10,457	$8,700	$19,213	$16,944

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. The following assumptions were used to value the performance stock awards subject to market conditions granted during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Expected life (years)	1.9 - 2.8	3.0
Risk-free interest rate	3.3% - 3.5%	3.9%
Dividend yield	1.2% - 1.3%	1.5%
Expected volatility	48.9% - 50.6%	46.4%

Grants under the 2020 ESPP occur in June and December, as discussed in “Note 10 – Stockholders’ Equity”. The following assumptions were used to value the shares for these grants.

	Six Months Ended June 30,
	2026	2025
Expected life (years)	2.0	2.0
Risk-free interest rate	4.1%	3.9%
Dividend yield	1.0%	1.4%
Expected volatility	54.1%	46.0%

NOTE 12 – INCOME TAXES

The Company’s income tax provision and effective tax rate for interim periods are based on its estimated annual effective tax rate adjusted for discrete items during the period. For the three and six months ended June 30, 2026, the Company recorded income tax expense of $1.6 million and $6.8 million, respectively. For the three and six months ended June 30, 2025, the Company recorded income tax benefits of $9.1 million and $7.0 million, respectively. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to tax benefits related to stock-based compensation. The increase in income tax expense for the three and six months ended June 30, 2026, as compared to the same period in the prior year was primarily due to an increase in pretax income.

NOTE 13 – LEASES

The Company leases office and research facilities, and office equipment under operating leases which expire through 2032. The Company’s leases have remaining lease terms of two to six years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next five years or less. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component.

As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed lease cost	$523	$523	$1,046	1,046
Variable lease cost	198	190	368	257
Total operating lease cost	$721	$713	$1,414	$1,303

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$76	$433	$501	$983

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (years):
Operating leases	5.97	6.37
Weighted-average discount rate:
Operating leases	8.7%	8.6%

Future minimum lease payments and related lease liabilities as of June 30, 2026 were as follows (in thousands):

Operating Lease Payments (1)
2026 (remaining 6 months) (2)	$212
2027	2,454
2028	1,888
2029	1,944
2030	2,003
Thereafter	3,825
Total lease payments	12,326
Less: imputed interest	(3,079)
Present value of lease liabilities:	$9,247

Less: current obligations under leases (accrued liabilities)	595
Noncurrent operating lease liabilities	$8,652

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

(2) Includes tenant improvements allowance of $1.0 million in 2026.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of June 30, 2026, the Company’s total future unconditional purchase obligations were approximately $6.1 million, including $1.5 million due in the remainder of 2026, $2.5 million due in 2027, and $2.1 million due thereafter.

Guarantee

Prior to the Separation, Adeia Media LLC, a subsidiary of the Company (“Adeia Media”), and a subsidiary of Xperi Inc.(“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which Adeia Media guarantees the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, Adeia Media and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022, under which Adeia Media agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, the Company recognized a guarantee liability pursuant to ASC 460 “Guarantees” of $19.7 million, which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of the Company’s results of operations. As of June 30, 2026 and December 31, 2025, the balance of the guarantee liability was $16.3 million. Operating expense reimbursements are capped at a maximum of $7.5 million per annum. To date, such reimbursements have not been material.

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

The following table presents information with respect to the Company’s IP Licensing segment revenue, significant expenses and income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$96,117	$85,735	$200,889	$173,405
Less:
Personnel related expense	26,291	23,512	53,696	47,641
Patent portfolio expense	9,670	8,559	19,084	17,774
Patent related technical sales support expense	1,359	1,729	2,789	3,333
Amortization expense	16,089	14,170	32,020	28,252
Outside services expense	3,425	4,016	6,220	7,797
Litigation expense	5,334	7,174	11,307	13,028
Interest expense	8,035	10,216	16,581	20,865
Other segment items (1)	6,910	8,736	12,209	13,194
Provision for income taxes	1,638	(9,099)	6,844	(7,015)
Segment net income	$17,366	$16,722	$40,139	$28,536

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
U.S.	$74,419	77%	$67,908	79%	$157,276	78%	$139,423	80%
Asia	16,524	17	12,340	14	34,998	17	23,279	13
Canada	59	—	3,093	4	508	—	6,223	4
Europe and Middle East	4,637	5	1,930	2	7,152	4	3,551	2
Other	478	1	464	1	955	1	929	1
Total revenue	$96,117	100%	$85,735	100%	$200,889	100%	$173,405	100%

For the three months ended June 30, 2026 and 2025, there were two customers that each accounted for 10% or more of total revenue, respectively. For the six months ended June 30, 2026 and 2025, one and two customers, respectively, each accounted for 10% or more of total revenue. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer A	*	*	13.7%	*
Customer B	15.6%	*	*	*
Customer C	13.7%	*	*	*
Customer D	*	20.0%	*	19.8%
Customer E	*	10.4%	*	10.5%

* denotes less than 10% of total revenue.

At June 30, 2026, the Company had two customers representing 33% and 13% of aggregate accounts receivable, respectively. At December 31, 2025, the Company had one customer representing 63% of aggregate accounts receivable.

Other Geography Information

At June 30, 2026 and December 31, 2025, property and equipment, net, was all located in the U.S.

NOTE 16 – SUBSEQUENT EVENTS

Declaration of Cash Dividends

On July 23, 2026, the Board declared a cash dividend of $0.05 per share of common stock, payable on September 14, 2026 to the stockholders of record at the close of business on August 24, 2026.

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

Business Overview

Adeia Inc. (formerly known as Xperi Holding Corporation) (“Adeia”, “we”) is a technology company and an innovation incubator. We have spent decades investing in advanced research and development to create market-leading technologies for the entertainment, media, consumer electronics, e-commerce and semiconductor industries. Our innovative solutions support practically every aspect of consumers’ day-to-day interaction with media, consumer electronics and entertainment, enabling our customers to build customized, next-generation solutions for users around the globe. We believe our commitment to and investment in innovation has resulted in a leading IP licensing platform in these industries, with an extensive portfolio of media and semiconductor IP and over 14,250 media and semiconductor patent assets worldwide. In order to serve an increasingly connected world, we invent, develop, acquire and license fundamental innovations that enhance billions of devices and shape the way millions of people explore and experience entertainment and technology across a variety of platforms.

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

Key Metrics

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the three and six months ended June 30, 2026, as compared to the same periods in 2025:

Three months ended June 30, 2026

•
Revenue increased by $10.4 million, or 12.1%, from $85.7 million in 2025 to $96.1 million in 2026.
•
Recurring revenues decreased by $11.6 million, or 13.6% from $85.1 million in 2025 to $73.5 million in 2026.
•
Non-recurring revenues increased by $22.0 million, or 3441.2% from $0.6 million in 2025 to $22.6 million in 2026.
•
Cash provided by operating activities increased by $31.5 million, or 136.3% from $23.1 million in 2025 to $54.6 million in 2026.
•
We made $6.1 million in principal payments towards our term loan, bringing the outstanding balance to $392.6 million as of June 30, 2026.
•
We repurchased $10.0 million of our common stock during the three months ended June 30, 2026.

Six months ended June 30, 2026

•
Revenue increased by $27.5 million, or 15.8%, from $173.4 million in 2025 to $200.9 million in 2026.
•
Recurring revenues decreased by $22.1 million, or 13.0% from $169.5 million in 2025 to $147.4 million in 2026.
•
Non-recurring revenues increased by $49.6 million, or 1270.9% from $3.9 million in 2025 to $53.5 million in 2026.

•
Cash provided by operating activities increased by $32.9 million, or 40.9% from $80.3 million in 2025 to $113.1 million in 2026.
•
We made $34.2 million in principal payments towards our term loan, bringing the outstanding balance to $392.6 million as of June 30, 2026.
•
We repurchased $20.0 million of our common stock during the six months ended June 30, 2026.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our IP rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our operating results for the periods indicated as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Operating expenses:
Research and development	19	19	18	19
Selling, general and administrative	32	38	30	35
Amortization expense	17	16	16	16
Litigation expense	6	8	6	7
Total operating expenses	74	81	70	77
Operating income	26	19	30	23
Interest expense	(8)	(12)	(8)	(12)
Other income and expense, net	2	2	2	2
Income before income taxes	20	9	24	13
Provision (benefit) for income taxes	2	(11)	3	(4)
Net income	18%	20%	21%	17%

The following table sets forth our revenue for the three and six months ended June 30, 2026 and 2025 (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Increase	% Change	2026	2025	Increase	% Change
Revenue	$96,117	$85,735	$10,382	12%	$200,889	$173,405	$27,484	16%

The increase in revenue during the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily attributable to the execution of new multi-year license agreements in 2026; partially offset by declines in royalty revenue from certain Pay-TV customers.

Recurring revenue for the three months ended June 30, 2026 and 2025 were $73.5 million and $85.1 million, respectively. The decrease of $11.6 million was driven primarily by declines in royalty revenue from certain Pay-TV customers; partially offset by the execution of license agreements with new customers after the second quarter of 2025.

Non-recurring revenues for the three months ended June 30, 2026 and 2025 were $22.6 million and $0.6 million, respectively. The increase of $22.0 million was primarily driven by two multi-year license agreements executed during the second quarter of 2026, each of which included consideration for the release of past infringement of our IP, which was recognized in the respective quarter.

Recurring revenue for the six months ended June 30, 2026 and 2025 were $147.4 million and $169.5 million, respectively. The decrease of $22.1 million was driven primarily by declines in royalty revenue from certain Pay-TV customers; partially offset by the execution of license agreements with new customers after the second quarter of 2025.

Non-recurring revenues for the six months ended June 30, 2026 and 2025 were $53.5 million and $3.9 million, respectively. The increase of $49.6 million was primarily driven by four agreements with new customers executed in the first half of 2026, each of which included consideration for the release of past infringement of our IP, and one renewal that included a catch-up payment for an out-of-license period.

Research and Development (in thousands, except for percentages):

R&D costs consist primarily of personnel costs, stock-based compensation, outside engineering consulting expenses associated with new IP development, as well as costs related to patent applications and examinations, reverse engineering, materials, supplies and an allocation of facilities costs. All R&D costs are expensed as incurred. We intend to make a continued investment in our R&D efforts because we believe they are essential to grow our patent portfolios to maintain and improve our competitiveness.

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Increase	% Change	2026	2025	Increase	% Change
Research and development	$18,341	$15,857	$2,484	16%	$36,543	$32,324	$4,219	13%

The increase in R&D costs during the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to an increase in patent portfolio expenses and an increase in personnel related costs as a result of increased headcount.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Decrease	% Change	2026	2025	Increase	% Change
Selling, general and administrative	$30,980	$32,129	$(1,149)	(4)%	$60,814	$60,561	$253	0%

The decrease in SG&A expense during the three months ended June 30, 2026, as compared to the same period in 2025, was primarily due to a decrease in advertising expense, partially offset by an increase in personnel related costs as a result of increased headcount. SG&A expense during the six months ended June 30, 2026, as compared to the same period in 2025, was relatively consistent.

Amortization Expense (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Increase	% Change	2026	2025	Increase	% Change
Amortization expense	$16,089	$14,170	$1,919	14%	$32,020	$28,252	$3,768	13%

The increase in amortization expense during the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to patents acquired in 2025 and 2026, partially offset by certain intangible assets becoming fully amortized during 2025.

Litigation Expense (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Decrease	% Change	2026	2025	Decrease	% Change
Litigation expense	$5,334	$7,174	$(1,840)	(26)%	$11,307	$13,028	$(1,721)	(13)%

The decrease in litigation expense for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to decreased expense associated with certain matters that have settled, partially offset by expenses associated with new litigation matters. See Part II, Item 1 – Legal Proceedings for additional information regarding these matters.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

Interest Expense (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Decrease	% Change	2026	2025	Decrease	% Change
Interest expense	$8,035	$10,216	$(2,181)	(21)%	$16,581	$20,865	$(4,284)	(21)%

The decrease in interest expense during the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to lower debt balance and lower variable interest rates.

Other Income and Expense, Net (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Increase	% Change	2026	2025	Increase	% Change
Other income and expense, net	$1,666	$1,434	$232	16%	$3,359	$3,146	$213	7%

Other income and expense, net during the three and six months ended June 30, 2026, as compared to the same periods in 2025, was relatively consistent.

Provision for Income Taxes (in thousands, except for percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	Increase	% Change	2026	2025	Increase	% Change
Provision (benefit) for income taxes	$1,638	$(9,099)	$10,737	(118)%	$6,844	$(7,015)	$13,859	(198)%

Our income tax provision for interim periods is based on the estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended June 30, 2026, we recorded income tax expense of $1.6 million on pretax income of $19.0 million, and for the six months ended June 30, 2026, we recorded income tax expense of $6.8 million on pretax income of $47.0 million, which resulted in an effective tax rates of 8.6% and 14.6%, respectively, for the three and six months ended June 30, 2026. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to tax benefits related to stock-based compensation.

For the three months ended June 30, 2025, we recorded an income tax benefit of $9.1 million on pretax income of $7.6 million, and for the six months ended June 30, 2025, we recorded an income tax benefit of $7.0 million on pretax income of $21.5 million, which resulted in effective tax rates of (119.4)% and (32.6)%, respectively, for the three and six months ended June 30, 2025.

The increase in income tax expense for the three and six months ended June 30, 2026, as compared to the same period in the prior year was primarily due to an increase to pretax income.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. After considering the evidence to assess the recoverability of our net deferred tax assets, we concluded that it was more-likely-than-not that we would realize our federal and certain state deferred tax assets.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the six months ended June 30, 2026 and 2025:

	As of
(in thousands)	June 30, 2026	December 31, 2025
Cash and cash equivalents	$72,781	$73,136
Marketable securities	64,300	63,597
Total cash, cash equivalents and marketable securities	$137,081	$136,733

	Six Months Ended June 30,
	2026	2025
Net cash provided by operating activities	$113,122	$80,256
Net cash used in investing activities	$(16,847)	$(6,159)
Net cash used in financing activities	$(96,630)	$(68,675)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments in marketable securities. Cash, cash equivalents and marketable securities were $137.1 million and $136.7 million at June 30, 2026 and December 31, 2025, respectively. The change in cash, cash equivalents and marketable securities in the six months ended June 30, 2026 included $113.1 million of cash generated from operations, partially offset by $34.2 million in repayment of our long-term debt, $32.9 million in repurchases of common stock associated with tax withholdings on equity awards, $20.0 million in repurchases of common stock, $11.0 million in dividends paid, and $15.0 million in purchases of intangible assets.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity, while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. Our marketable debt securities are classified as available-for-sale (“AFS”) with credit losses recognized as a credit loss expense and non-credit related unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income or loss

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. Other than the principal payments of $34.2 million made by us under the existing Term Loan B during the six months ended June 30, 2026, our cash requirements have not materially changed since December 31, 2025. We expect to continue to make additional payments on our existing debt from cash generated from operations.

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

Quarterly Dividends

In June 2026 and 2025, we paid a quarterly dividend of $0.05 per share. In July 2026, our Board authorized payment of a quarterly cash dividend of $0.05 per share, to be paid in September 2026.

Stock Repurchase Plan

In October 2024, our Board of Directors approved an increase to the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. During the three months ended June 30, 2026, we repurchased a total of approximately 0.4 million shares of common stock, at an average price of $28.36 per share for a total cost of $10.0 million. During the six months ended June 30, 2026, we repurchased a total of approximately 0.8 million shares of common stock, at an average price of $25.06 per share for a total cost of $20.0 million. During the six months ended June 30, 2025, we repurchased a total of approximately 0.8 million shares of common stock, at an average price of $13.19 per share for a total cost of $10.0 million. These purchases occurred during the three months ended March 31, 2025 and no repurchases were made during the three months ended June 30, 2025. As of June 30, 2026, the total remaining amount available for repurchase under this plan was $140.0 million.

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

Cash Flows from Operating Activities

Cash flows provided by operations were $113.1 million for the six months ended June 30, 2026, primarily due to our net income of $40.1 million being adjusted for noncash items of amortization of intangible assets of $32.0 million, stock-based compensation expense of $19.2 million, and $21.9 million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2025.

Cash flows provided by operations were $80.3 million for the six months ended June 30, 2025, primarily due to our net income of $28.5 million being adjusted for noncash items of amortization of intangible assets of $28.3 million, stock-based compensation expense of $16.9 million, and $9.0 million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $16.8 million for the six months ended June 30, 2026, primarily due to purchases of short-term investments in marketable securities of $19.3 million, purchases of intangible assets of $15.0 million, and proceeds from maturities of marketable securities of $18.4 million.

Net cash used in investing activities was $6.2 million for the six months ended June 30, 2025, primarily due to purchases of short-term investments in marketable securities of $13.0 million, purchases of intangible assets of $5.4 million, and proceeds from maturities of marketable securities of $12.6 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of leasehold improvements, purchases of computer hardware and software, information systems, and production and test equipment. During the six months ended June 30, 2026 and 2025, we spent $1.0 million and $0.4 million on capital expenditures, respectively. Our capital expenditures for intangible assets consists primarily of acquired patents. During the six months ended June 30, 2026 and 2025, we spent $15.0 million and $5.4 million on purchases of intangible assets, respectively. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $96.6 million for the six months ended June 30, 2026, primarily due to $34.2 million in repayment of indebtedness, $11.0 million in dividends paid, $32.9 million in repurchases of common stock for tax withholdings on equity awards, and $20.0 million in repurchases of common stock.

Net cash used in financing activities was $68.7 million for the six months ended June 30, 2025, primarily due to $28.2 million in repayment of indebtedness, $10.9 million in dividends paid, $19.7 million in repurchases of common stock for tax withholdings on equity awards, and $11.3 million in repurchases of common stock.

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

As of June 30, 2026, $392.6 million was outstanding under the term loan B facility. In addition, we had $6.5 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Term Loan B, including the amortization of debt discount and issuance costs, was 7.1% and interest is payable monthly.

Under the existing loan agreement, we have future minimum principal payments for our debt of $12.2 million in the remainder of 2026, $24.4 million in 2027, with the remaining principal balance of $356.0 million due June 8, 2028. The 2020 Credit Agreement, as amended, also requires that we continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity. Based on certain leverage ratios and the voluntary prepayments we made during the year ended December 31, 2025, no excess cash flow payment is required in 2026. The term loan B facility contains customary covenants, and as of June 30, 2026, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

During the six months ended June 30, 2026, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

Bell Patent Infringement Litigation

On July 27, 2021, Adeia Guides and Adeia Media Holdings LLC (formerly known as TiVo LLC) (together, “Adeia Media”) filed a patent infringement complaint against Bell Canada and four of its affiliates, Telefonaktiebolaget L M Ericsson, Ericsson Canada Inc., and MK Systems USA Inc. and MK Mediatech Canada Inc. (collectively, “Defendants”) in Toronto, Canada, alleging infringement of four patents (the “Bell Litigation”). On September 30, 2022, Defendants filed a motion for bifurcation, asking the Federal Court of Canada to bifurcate the case into two phases: a first phase related to liability and injunction and second phase addressing damages if liability is found. On February 15, 2023, the Court issued an order granting the motion for bifurcation in which the Court bifurcated the liability and injunction phase from the damages quantification phase of the case. The trial commenced on April 28, 2025. Closing arguments were held June 2-4, 2025. The matter is awaiting the Court’s decision.

Shaw Breach of Contract Litigation

On October 2, 2023, Adeia Guides Inc., Adeia Media Solutions Inc., and Adeia Media Holdings LLC (collectively, “Adeia Media”) filed a complaint against Shaw Cablesystems G.P. and Shaw Satellite G.P. (together “Shaw”) in the United States District Court for the Southern District of New York, alleging breach of contract by Shaw for failure to pay royalties owed to Adeia Media under the license agreement between the parties. On October 8, 2024, Shaw filed a motion to dismiss the complaint. On September 29, 2025, the Court denied Shaw’s motion to dismiss Adeia Media Companies’ breach of contract claim and granted Shaw’s motion to dismiss the declaratory relief claim as duplicative. On October 14, 2025, Shaw filed its answer to the complaint. Discovery is ongoing and no trial date has been set.

Disney Patent Infringement Litigation

During the fourth quarter of 2025, the Company entered into a settlement with The Walt Disney Company and its affiliates resolving the parties’ patent disputes, which were previously described in the Company’s quarterly report on Form 10-Q for the quarter ending March 31, 2026. As a result, the U.S., European and Brazilian patent infringement actions, related patent validity proceedings, and U.S. Patent Trial and Appeal Board inter partes review proceedings between the parties were all dismissed, withdrawn or otherwise terminated as of June 12, 2026. No proceedings remain pending.

AMD Patent Infringement Litigation

During the first quarter of 2026, the Company entered into a settlement with Advanced Micro Devices, Inc. (“AMD”) resolving the parties’ patent disputes, which were previously described in the Company’s quarterly report on Form 10-Q for the quarter ending March 31, 2026. As a result, on March 10, 2026, the related district court actions were dismissed with prejudice and on April 30, 2026, the International Trade Commission investigation was terminated. No proceedings remain pending.

DIRECTV Litigation

NDCA Declaratory Judgment Action

On December 29, 2025, DIRECTV LLC (“DIRECTV”) filed a complaint against Adeia Inc., Adeia Guides Inc., Adeia Media Holdings LLC, Adeia Technologies Inc. and Adeia Media Solutions Inc. (collectively, “Adeia Media”) in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement of seven Adeia Media patents and a declaratory judgment of invalidity of three Adeia Media patents (“NDCA DJ Action”). On March 13, 2026, Adeia Media filed a motion to dismiss the NDCA DJ Action. On June 18, 2026, the Court granted Adeia Media’s motion with leave to amend the complaint. The action remains pending. The trial date has not been set.

SDNY Breach of Contract and Misappropriation of Trade Secrets Action

On January 12, 2026, Adeia Media filed a complaint against DIRECTV in the United States District Court for the Southern District of New York alleging breach of contract and misappropriation of trade secrets under the Defend Trade Secrets Act (“DTSA”). On January 15, 2026, Adeia Media filed a Motion for Preliminary Injunction (“PI Motion”), requesting that the Court order DIRECTV to withdraw the NDCA DJ Action and cease its misuse of Adeia Media’s confidential information. On July 2, 2026, the Court issued an order denying the PI Motion. On April 23, 2026, the Court granted DIRECTV’s request to file a motion to dismiss the DTSA claim. On June 4, 2026, DIRECTV filed a motion to dismiss the DTSA claim, and on July 16, 2026, Adeia filed its opposition. The trial date has not been set.

CDCA Patent Infringement Litigation

On July 2, 2026, Adeia Media Holdings Inc. and Adeia Technologies Inc. (collectively, “Adeia”) filed a complaint against DIRECTV, LLC in the United States District Court for the Central District of California alleging that DIRECTV infringes four patents. The trial date has not been set.

DISH Litigation

Colorado Patent Infringement Litigation

Adeia Technologies Inc., Adeia Media Holdings Inc., and Adeia Media Solutions Inc. (collectively, “Adeia”) filed a complaint against DISH Network Corp., DISH Media Sales LLC, DISH DBS Corp., EchoStar Corp., Sling TV LLC, and Sling TV Holding LLC (collectively, the “DISH Defendants”) in the United States District Court for the District of Colorado on April 1, 2026 (EDT), from and after which time the DISH Defendants were unlicensed to Adeia’s patents, alleging the DISH Defendants infringe five patents. The trial date has not been set. On June 30, 2026, certain DISH parties filed for Chapter 11 bankruptcy protection. As a result, this case has been stayed automatically pending the completion of the bankruptcy proceedings.

NDCA Declaratory Judgment Action

DISH Network LLC and Sling TV LLC filed a complaint against Adeia Inc., Adeia Guides Inc., Adeia Media Holdings Inc., Adeia Technologies Inc., and Adeia Media Solutions Inc. (collectively, “Adeia Media”) in the United States District Court for the Northern District of California on April 1, 2026 seeking a declaratory judgment of noninfringement and/or invalidity of ten Adeia Media patents. The trial date has not been set. On June 30, 2026, certain DISH parties filed for Chapter 11 bankruptcy protection. On July 9, 2026, the Court issued an order staying this case pending the completion of the DISH bankruptcy proceedings.

Fubo Litigation

On July 1, 2026, Adeia Media Holdings Inc. (“Adeia”) filed a complaint against FuboTV Inc., Fubo Operations LLC, Fubo Services LLC, and FuboTV Media LLC (f/k/a FuboTV Media Inc.) (collectively, “Fubo”) in the United States District Court for the District of Delaware alleging infringement of four patents. The trial date has not been set.

Item 1A. Risk Factors

There were no material changes to the risk factors previously disclosed in Part 1, Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2025, which is incorporated by reference herein.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Items 2(a) and 2(b) are not applicable.

(c) Stock Repurchases

The following table summarizes repurchases of our common stock during the three months ended June 30, 2026:

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of our share repurchase program (1)	Approximate dollar value of shares that may yet be purchased under our share repurchase program (1)
(in thousands, except the number of shares and share price)
April 1, 2026 – April 30, 2026	—	—	—	—
May 1, 2026 – May 31, 2026	352,753	28.36	352,753	139,947
June 1, 2026 – June 30, 2026	—	—	—	—
Total	352,753	$28.36	352,753	$139,947

(1) In October 2024, our Board approved an increase of the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. There is no guarantee that such repurchases under the program will enhance the value of our stock. As of June 30, 2026, the total remaining amount available for repurchase under the Plan was $140.0 million.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and six months ended June 30, 2026, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1	Form of Severance Agreement, between the Registrant and each of Keith Jones, Kevin Tanji, and Mark Kokes +

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

Dated: August 5, 2026

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer