Form 10-Q
period 2026-09-30
Adeia Inc.
filed 2026-11-04
CIK 1803696

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The number of shares outstanding of the registrant’s common stock as of October 22, 2026 was 110,367,561.

ADEIA INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenue	$80,193	$87,339	$281,082	$260,744
Operating expenses:
Research and development	18,674	16,040	55,217	48,364
Selling, general and administrative	29,002	24,920	89,816	85,481
Amortization expense	16,291	14,175	48,311	42,427
Litigation expense	7,182	5,195	18,489	18,223
Total operating expenses	71,149	60,330	211,833	194,495
Operating income	9,044	27,009	69,249	66,249
Interest expense	(8,051)	(10,054)	(24,632)	(30,919)
Other income and expense, net	1,785	1,476	5,144	4,622
Income before income taxes	2,778	18,431	49,761	39,952
Provision for income taxes	511	9,603	7,355	2,588
Net income	$2,267	$8,828	$42,406	$37,364
Net income per share:
Basic	$0.02	$0.08	$0.39	$0.34
Diluted	$0.02	$0.08	$0.37	$0.33
Weighted average number of shares used in per share calculations
Basic	110,319	109,421	110,018	108,735
Diluted	114,254	112,823	114,288	112,676

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$2,267	$8,828	$42,406	$37,364
Other comprehensive income (loss), net of tax:
Net unrealized gain (loss) on available-for-sale debt securities	(280)	(22)	(538)	23
Other comprehensive income (loss), net of tax	(280)	(22)	(538)	23
Total comprehensive income	$1,987	$8,806	$41,868	$37,387

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except for par value)

(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$64,308	$73,136
Marketable securities	63,439	63,597
Total cash, cash equivalents, and marketable securities	127,747	136,733
Accounts receivable, net of allowance for credit losses of $713 and $713, respectively	22,444	28,631
Unbilled contracts receivable, net	144,869	129,829
Other current assets	10,185	8,765
Total current assets	305,245	303,958
Long-term unbilled contracts receivable	41,562	49,499
Property and equipment, net	6,734	6,113
Operating lease right-of-use assets	7,286	8,177
Intangible assets, net	272,108	303,456
Goodwill	313,660	313,660
Other long-term assets	60,569	54,440
Total assets	$1,007,164	$1,039,303
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,515	$4,827
Accrued liabilities	24,334	34,250
Current portion of long-term debt	20,985	20,975
Deferred revenue	30,926	19,726
Total current liabilities	83,760	79,778
Deferred revenue, less current portion	49,989	49,975
Long-term debt, net	359,789	397,479
Noncurrent operating lease liabilities	8,229	8,734
Long-term income tax payable	7,774	7,273
Other long-term liabilities	14,857	15,523
Total liabilities	524,398	558,762
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: $0.001 par value; (2026: authorized 15,000 shares; 2025: authorized 15,000 shares and no shares issued and outstanding)	—	—
Common stock: $0.001 par value; (2026: authorized 350,000 shares, issued 131,674 shares, outstanding 110,344 shares; 2025: authorized 350,000 shares, issued 127,923 shares, outstanding 108,999 shares)	133	128
Additional paid-in capital	717,329	685,992
Treasury stock at cost (2026: 21,330 shares; 2025: 18,924 shares)	(352,208)	(297,778)
Accumulated other comprehensive income (loss)	(478)	60
Retained earnings	117,990	92,139
Total stockholders’ equity	482,766	480,541
Total liabilities and equity	$1,007,164	$1,039,303

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$42,406	$37,364
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property and equipment	1,472	1,476
Amortization of intangible assets	48,311	42,427
Stock-based compensation expense	29,854	25,627
Deferred income taxes	(5,662)	2,256
Amortization of debt issuance costs	2,587	2,495
Other	(160)	(334)
Changes in operating assets and liabilities:
Accounts receivable	6,187	4,015
Unbilled contracts receivable	(7,103)	3,347
Other assets	(996)	(12,900)
Accounts payable	2,692	(4,285)
Accrued and other liabilities	(10,587)	(1,615)
Deferred revenue	9,244	(1,785)
Net cash provided by operating activities	118,245	98,088
Cash flows from investing activities:
Purchases of property and equipment	(2,097)	(1,216)
Purchases of intangible assets	(14,992)	(6,100)
Purchases of short-term investments	(27,320)	(46,256)
Proceeds from sales of investments	—	996
Proceeds from maturities of investments	27,105	18,200
Net cash used in investing activities	(17,304)	(34,376)
Cash flows from financing activities:
Payment of dividends	(16,555)	(16,328)
Principal payments on debt agreements	(40,267)	(39,267)
Proceeds from employee stock purchase program and exercise of stock options	1,483	1,405
Repurchases of common stock for tax withholdings on equity awards	(34,419)	(20,931)
Repurchases of common stock	(20,011)	(11,326)
Net cash used in financing activities	(109,769)	(86,447)
Net decrease in cash and cash equivalents	(8,828)	(22,735)
Cash and cash equivalents at beginning of period	73,136	78,825
Cash and cash equivalents at end of period	$64,308	$56,090
Supplemental disclosure of cash flow information:
Interest paid	$18,955	$25,735
Income taxes paid, net of refunds	$14,819	$14,383
Long-lived assets received in lieu of cash	$1,970	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Three Months Ended September 30, 2026	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2026	110,262	$132	$706,688	21,274	$(350,675)	$(198)	$121,240	$477,187
Net income	—	—	—	—	—	—	2,267	2,267
Other comprehensive loss	—	—	—	—	—	(280)	—	(280)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,517)	(5,517)
Issuance of common stock in connection with exercise of stock options	—	—	—	—	—	—	—	—
Issuance of common stock in connection with employee stock purchase plan	—	—	—				—	—
Issuance of restricted stock, net of shares canceled	138	1	—	—	—	—	—	1
Withholding taxes related to net share settlement of restricted awards	(56)	—	—	56	(1,533)	—	—	(1,533)
Repurchases of common stock	—	—	—	—	—			—
Stock-based compensation expense	—	—	10,641	—	—	—	—	10,641
Balance at September 30, 2026	110,344	$133	$717,329	21,330	$(352,208)	$(478)	$117,990	$482,766

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Nine Months Ended September 30, 2026	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2026	108,999	$128	$685,992	18,924	$(297,778)	$60	$92,139	$480,541
Net income	—	—	—	—	—	—	42,406	42,406
Other comprehensive loss	—	—	—	—	—	(538)	—	(538)
Cash dividends paid on common stock ($0.15 per share)	—	—	—	—	—	—	(16,555)	(16,555)
Issuance of common stock in connection with exercise of stock options	2	—	31	—	—	—	—	31
Issuance of common stock in connection with employee stock purchase plan	139	1	1,452					1,453
Issuance of restricted stock, net of shares canceled	3,610	4	—	—	—	—	—	4
Withholding taxes related to net share settlement of restricted awards	(1,607)	—	—	1,607	(34,419)	—	—	(34,419)
Repurchases of common stock	(799)	—		799	(20,011)			(20,011)
Stock-based compensation expense	—	—	29,854	—	—	—	—	29,854
Balance at September 30, 2026	110,344	$133	$717,329	21,330	$(352,208)	$(478)	$117,990	$482,766

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(in thousands, except per share amount)

(unaudited)

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Three Months Ended September 30, 2025	Shares	Amount	Additional Paid-In	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at July 1, 2025	109,325	$127	$667,250	18,017	$(285,018)	$44	$20,513	$402,916
Net income	—	—	—	—	—	—	8,828	8,828
Other comprehensive loss	—	—	—	—	—	(22)	—	(22)
Cash dividends paid on common stock ($0.05 per share)	—	—	—	—	—	—	(5,471)	(5,471)
Issuance of common stock in connection with exercise of stock options	1	—	13	—	—	—	—	13
Issuance of restricted stock, net of shares canceled	233	—	—	—	—	—	—	—
Withholding taxes related to net share settlement of restricted awards	(91)	—	—	91	(1,225)	—	—	(1,225)
Stock-based compensation expense	—	—	8,683	—	—	—	—	8,683
Balance at September 30, 2025	109,468	$127	$675,946	18,108	$(286,243)	$22	$23,870	$413,722

	Total Company Stockholders' Equity
	Common Stock			Treasury Stock
Nine Months Ended September 30, 2025	Shares	Amount	Additional Paid-In	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 1, 2025	108,072	$125	$648,914	15,880	$(255,301)	$(1)	$2,834	$396,571
Net income	—	—	—	—	—	—	37,364	37,364
Other comprehensive income	—	—	—	—	—	23	—	23
Cash dividends paid on common stock ($0.15 per share)	—	—	—	—	—	—	(16,328)	(16,328)
Issuance of common stock in connection with exercise of stock options	16	—	199	—	—	—	—	199
Issuance of common stock in connection with employee stock purchase plan	144	—	1,206	—	—	—	—	1,206
Issuance of restricted stock, net of shares canceled	3,464	2	—	—	—	—	—	2
Withholding taxes related to net share settlement of restricted awards	(1,468)	—	—	1,468	(20,931)	—	—	(20,931)
Repurchases of common stock	(760)	—	—	760	(10,011)			(10,011)
Stock-based compensation expense	—	—	25,627	—	—	—	—	25,627
Balance at September 30, 2025	109,468	$127	$675,946	18,108	$(286,243)	$22	$23,870	$413,722

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADEIA INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 – THE COMPANY AND BASIS OF PRESENTATION

Adeia Inc. (the “Company”), a Delaware corporation, is one of the industry’s largest intellectual property (“IP”) licensing platforms, with a diverse portfolio of media and semiconductor IP consisting of over 14,500 patents and patent applications worldwide.

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

The Company’s consolidated financial statements include the accounts of Adeia Inc. and its wholly-owned subsidiaries. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted in accordance with such rules and regulations. In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments necessary (consisting of normal recurring adjustments) to state fairly the financial position of the Company and its results of operations and cash flows as of and for the periods presented. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2026 or any future period and the Company makes no representations related thereto.

The Company’s fiscal year ends on December 31 and employs a calendar month-end reporting period for its quarterly reporting. The Company operates under one reportable segment, IP Licensing.

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

There have been no significant changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2026, as compared to the significant accounting policies described in the Form 10-K.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarifications intended to improve the consistency and usability of interim disclosure requirements, including a comprehensive listing of required interim disclosures and a new disclosure principle for reporting material events occurring after the most recent annual period. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2025-11.

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

Revenue disaggregated by recurring and non-recurring nature was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Recurring revenue	$75,969	$86,311	$224,895	$255,817
Non-recurring revenue	4,224	1,028	56,187	4,927
Total revenue	$80,193	$87,339	$281,082	$260,744

Revenue by market vertical

Revenue disaggregated by market vertical was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Media	$65,035	$79,722	$217,603	$244,749
Semiconductor	15,158	7,617	63,479	15,995
Total revenue	$80,193	$87,339	$281,082	$260,744

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

Contract assets were recorded in the Condensed Consolidated Balance Sheets as follows (in thousands):

	September 30, 2026	December 31, 2025
Unbilled contracts receivable, net	$144,869	$129,829
Other current assets	901	683
Long-term unbilled contracts receivable	41,562	49,499
Other long-term assets	2,278	1,725
Total contract assets	$189,610	$181,736

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

The Company’s allowance for credit losses at September 30, 2026 and December 31, 2025 was $0.7 million and is presented as part of accounts receivable, net in the Condensed Consolidated Balance Sheets.

Additional Disclosures

The following table presents additional revenue and contract disclosures (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$4,973	$4,842	$15,596	$15,495
Performance obligations satisfied in previous periods (1)	$3,347	$1,232	$47,281	$4,132

(1) Performance obligations satisfied in previous periods consist mainly of fees associated with releases for past patent infringement, settlements of litigation during the period, and revenue from past royalties owed pursuant to expired or terminated IP license agreements. For long-term and multi-year revenue contracts, the Company recorded revenue from the releases for past infringement during the three and nine months ended September 30, 2026 and 2025 and expects to record revenue from the prospective license in future periods.

Remaining revenue under contracts with performance obligations represents the aggregate amount of the transaction price allocated to the performance obligations that are unsatisfied (or partially unsatisfied) under certain of the Company’s fixed fee arrangements.

Revenue related to remaining performance obligations from contracts greater than one year in length is shown below (in thousands):

As of September 30, 2026
Revenue from contracts with performance obligations expected to be satisfied in:
2026 (remaining 3 months)	37,873
2027	140,373
2028	130,476
2029	90,729
2030	38,048
Thereafter	54,376
Total	$491,875

NOTE 4 – COMPOSITION OF CERTAIN FINANCIAL STATEMENT CAPTIONS

Other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid income taxes	$3,601	$1,820
Prepaid expenses	2,257	3,023
Prepaid insurance	634	647
Other	3,693	3,275
Total other current assets	$10,185	$8,765

Property and equipment, net, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Equipment, furniture and other	$19,825	$18,929
Leasehold improvements	7,057	6,293
Property and equipment, gross	26,882	25,222
Less: Accumulated depreciation and amortization	(20,148)	(19,109)
Total property and equipment, net	$6,734	$6,113

Other long-term assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Long-term deferred tax assets	$57,789	$52,127
Other assets	2,780	2,313
Total other long-term assets	$60,569	$54,440

Accrued liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Employee compensation and benefits	$10,381	$21,692
Accrued legal expenses	8,442	6,860
Current portion of guarantee (1)	800	800
Other accrued expenses	2,242	1,199
Current portion of operating lease liabilities	1,053	556
Accrued income taxes	—	217
Other	1,416	2,926
Total accrued liabilities	$24,334	$34,250

(1) Refer to “Note 14 – Commitments and Contingencies” for further detail on the nature of the guarantee.

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Long-term portion of guarantee (1)	$14,857	$15,523

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

The following is a summary of marketable securities at September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$7,728	$—	$(6)	$—	$7,722
Corporate bonds and notes	55,690	9	(472)	—	55,227
Treasury and agency notes and bills	500	—	(10)	—	490
Total debt securities	63,918	9	(488)	—	63,439
Money market funds	1,673	—	—	—	1,673
Total equity securities	1,673	—	—	—	1,673
Total marketable securities	$65,591	$9	$(488)	$—	$65,112
Reported in:
Cash and cash equivalents					$1,673
Marketable securities					63,439
Total marketable securities					$65,112

	December 31, 2025
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Estimated Fair Values
Marketable securities
Commercial paper	$8,112	$1	$ —	$—	$8,113
Corporate bonds and notes	53,685	125	(26)	—	53,784
Treasury and agency notes and bills	1,700	—	—	—	1,700
Total debt securities	63,497	126	(26)	—	63,597
Money market funds	200	—	—	—	200
Total equity securities	200	—	—	—	200
Total marketable securities	$63,697	$126	$(26)	$—	$63,797
Reported in:
Cash and cash equivalents					$200
Marketable securities					63,597
Total marketable securities					$63,797

At September 30, 2026 and December 31, 2025, the Company had $127.7 million and $136.7 million, respectively, in cash, cash equivalents and marketable securities. A significant portion of these amounts was held in marketable securities, as shown above. The remaining balances of $62.6 million and $72.9 million at September 30, 2026 and December 31, 2025, respectively, were cash held in operating accounts not included in the tables above.

Debt Securities

The gross realized gains and losses on sales of marketable debt securities were immaterial during the three and nine months ended September 30, 2026 and 2025. Unrealized gains and losses on AFS debt securities were immaterial as of September 30, 2026 and December 31, 2025. The Company evaluated whether the decline in fair value has resulted from credit losses or other factors and concluded these amounts were related to temporary fluctuations in value of AFS securities and were due primarily to changes in interest rates and market conditions of the underlying securities. The Company did not recognize a provision for credit loss expense related to its AFS debt securities during the three and nine months ended September 30, 2026 and 2025.

The estimated fair value of marketable debt securities by contractual maturity at September 30, 2026 is shown below (in thousands). Actual maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations without call or prepayment penalties.

	Amortized Cost	Estimated Fair Value
Due in one year or less	$29,578	$29,507
Due in one to two years	21,752	21,550
Due in two to three years	12,588	12,382
Total	$63,918	$63,439

NOTE 6 – FAIR VALUE

The Company follows authoritative guidance for fair value measurement and the fair value option for financial assets and financial liabilities. The Company carries its financial instruments at fair value with the exception of its long-term debt. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability, or an exit price, in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The established fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

When applying fair value principles in the valuation of assets, the Company is required to maximize the use of quoted market prices and minimize the use of unobservable inputs. The Company calculates the fair value of its Level 1 and Level 2 instruments based on the exchange traded price of similar or identical instruments, where available, or based on other observable inputs. There were no significant transfers into or out of Level 1 or Level 2 that occurred between December 31, 2025 and September 30, 2026.

The following sets forth the fair value, and classification within the hierarchy, of the Company’s assets required to be measured at fair value on a recurring basis as of September 30, 2026 (in thousands):

	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Marketable securities
Money market funds - equity securities	$1,673	$1,673	$—	$—
Corporate bonds and notes - debt securities	55,227	—	55,227	—
Commercial paper - debt securities	7,722	—	7,722	—
Treasury and agency notes and bills - debt securities	490	—	490	—
Total Assets	$65,112	$1,673	$63,439	$—

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

Financial Instruments Not Recorded at Fair Value

The Company’s long-term debt is carried at amortized cost and is measured at fair value on a quarterly basis for disclosure purposes. The fair value of the Company’s long-term debt approximates its carrying value as of each of the periods described below. The carrying amounts and estimated fair values are as follows (in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt, net (1)	$380,774	$380,298	$418,454	$419,501

(1) Carrying amounts of long-term debt are net of unamortized debt discount and issuance costs of $5.7 million and $8.3 million as of September 30, 2026 and December 31, 2025, respectively. See “Note 8 – Debt” for additional information.

If reported at fair value in the Condensed Consolidated Balance Sheets, the Company’s debt would be classified within Level 2 of the fair value hierarchy. The fair value of the debt was estimated based on the quoted market prices for the same or similar issues.

Non-Recurring Fair Value Measurements

Patents

During the nine months ended September 30, 2026, the Company received patent assets with an aggregate fair value of $2.0 million as noncash consideration under certain license agreements. The noncash consideration was received during the quarter ended June 30, 2026, and the Company determined the fair value of the patent assets at contract inception using both the market approach — estimating the value of the acquired assets by a way of comparison with other comparable transactions, and the cost approach — estimating the value of the acquired assets based on the cost the Company would incur to create a comparable set of assets through its own research and development (“R&D”) and patent prosecution efforts.

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

The Company did not receive noncash consideration during the nine months ended September 30, 2025.

NOTE 7 – GOODWILL AND IDENTIFIED INTANGIBLE ASSETS

Goodwill

The carrying value of goodwill at September 30, 2026 and December 31, 2025 was $313.7 million. There were no changes to the carrying value of goodwill from January 1 through September 30, 2026. Goodwill at each reporting unit is evaluated for potential impairment annually, as of the beginning of the fourth quarter, and whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The process of evaluating goodwill for potential impairment is subjective and requires significant estimates, assumptions and judgments particularly related to the identification of reporting units, the assignment of assets and liabilities to reporting units and estimating the fair value of each reporting unit. No impairment charges were recognized during the three and nine months ended September 30, 2026 and 2025.

Identified Intangible Assets

Identified intangible assets consisted of the following (in thousands):

	Average	September 30, 2026			December 31, 2025
	Life (Years)	Gross Assets	Accumulated Amortization	Net	Gross Assets	Accumulated Amortization	Net
Finite-lived intangible assets:
Acquired patents / core technology	3-10	$754,948	$(482,840)	$272,108	$737,985	$(434,529)	$303,456
Customer contracts and related relationships	3-9	155,900	(155,900)	—	155,900	(155,900)	—
Existing technology / content database	5-10	$38,681	$(38,681)	—	$38,681	$(38,681)	—
Trademarks/trade name	4-10	$1,300	$(1,300)	—	$1,300	$(1,300)	—
Total intangible assets		$950,829	$(678,721)	$272,108	$933,866	$(630,410)	$303,456

As of September 30, 2026, the estimated future amortization expense of total finite-lived intangible assets was as follows (in thousands):

Amounts
2026 (remaining 3 months)	$16,190
2027	64,761
2028	59,717
2029	57,469
2030	32,043
Thereafter	41,928
Total	$272,108

NOTE 8 – DEBT

The outstanding amounts of debt were as follows (in thousands):

	September 30, 2026	December 31, 2025
Long-term debt	$386,463	$426,728
Unamortized debt discount and issuance costs	(5,689)	(8,274)
	380,774	418,454
Less: current portion, net of debt discount and issuance costs	(20,985)	(20,975)
Total long-term debt, net of current portion	$359,789	$397,479

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

The 2020 Credit Agreement, as amended, contains customary events of default, representations, warranties, and affirmative and negative covenants. It also requires the Company to maintain a total net leverage ratio of no greater than 3.00x to access a basket for restricted payments (including dividends and share repurchases). As of September 30, 2026, the Company was in compliance with all requirements under the 2020 Credit Agreement, as amended.

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

Interest Expense and Expected Principal Payments

At September 30, 2026, the Company had $386.5 million in total debt outstanding. There were also $5.7 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Term Loan B as of September 30, 2026, including the amortization of debt discount and issuance costs, was 7.2% and interest is payable monthly.

As of September 30, 2026, future minimum principal payments for long-term debt, excluding any additional principal payment required by the excess cash flow provision, are summarized as follows (in thousands):

Amounts
2026 (remaining 3 months)	$6,089
2027	24,354
2028	356,020
Total	$386,463

NOTE 9 – NET INCOME PER SHARE

The following table sets forth the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$2,267	$8,828	$42,406	$37,364

Denominator:
Weighted average shares of common stock outstanding	110,319	109,421	110,018	108,735
Add: Effect of dilutive securities associated with options	—	1	—	2
Add: Effect of dilutive securities associated with restricted stock awards and units	3,892	3,396	4,210	3,931
Add: Effect of dilutive securities associated with employee stock purchase program	43	5	60	8
Weighted average common shares – dilutive	114,254	112,823	114,288	112,676

Basic net income per share	$0.02	$0.08	$0.39	$0.34

Diluted net income per share	$0.02	$0.08	$0.37	$0.33

Anti-dilutive employee stock-based awards, excluded	60	292	103	1,194

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

At the Company’s 2024 Annual Stockholders Meeting on May 9, 2024, the Company’s stockholders approved an amendment and restatement of the 2020 EIP (the “A&R 2020 EIP”), which provided for (i) an increase of the number of shares reserved for issuance by 8,900,000 shares of common stock (from an initial share reserve of 16,800,000 shares of common stock under the prior 2020 EIP to 25,700,000 shares of common stock under the amended and restated 2020 EIP) and (ii) the removal of the “fungible share ratio” for future awards, such that all equity awards granted on or after May 9, 2024 will count on a one-to-one basis against the number of shares authorized for issuance under the A&R 2020 EIP (whereas each share granted pursuant to “full value” awards (i.e. stock awards, restricted stock awards, restricted stock units, performance awards and dividend equivalents) prior to May 9, 2024 are counted against shares available for issuance on a 1.5 to 1 ratio). At the Company’s 2026 Annual Stockholders Meeting on May 7, 2026, the Company’s stockholders approved an amendment to the A&R 2020 EIP to increase the number of shares reserved for issuance by an additional 10,700,000 shares of common stock (for a total share reserve of 36,400,000). As of September 30, 2026, there were approximately 12.8 million shares reserved for future grants under the A&R 2020 EIP, as amended.

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

Assumed Plans

On June 1, 2020, the Company assumed all then-outstanding stock options, awards, and shares available and reserved for issuance under all legacy Equity Incentive Plans of TiVo (collectively, the “Assumed Plans”). Stock options assumed from the Assumed Plans generally have vesting periods of four years and a contractual term of seven years. The Company has no stock options outstanding under the Assumed Plans as of September 30, 2026 or December 31, 2025, respectively. Awards of restricted stock and restricted stock units assumed from the Assumed Plans are generally subject to a four year vesting period. The Company has not issued any awards under these plans since the 2020 EIP was amended in 2022.

Restricted Stock Awards

Information with respect to outstanding restricted stock awards (including both time-based vesting and performance-based vesting) as of September 30, 2026 is as follows (in thousands, except per share amounts):

	Restricted Stock Awards
	Number of Shares Subject to Time- based Vesting	Number of Shares Subject to Performance- based Vesting	Total Number of Shares	Weighted Average Grant Date Fair Value Per Share
Balance at December 31, 2025	5,595	2,060	7,655	$12.61
Awards granted	2,134	1,124	3,258	$19.51
Awards vested / earned	(2,278)	(1,333)	(3,611)	$11.20
Awards canceled / forfeited	(380)	(160)	(540)	$13.73
Balance at September 30, 2026	5,071	1,691	6,762	$16.43

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

As of September 30, 2026, there were 4.6 million shares reserved for grant under the Company’s 2020 ESPP.

Dividends

Stockholders of the Company’s common stock are entitled to receive dividends if and when declared by the Company’s Board of Directors. For the periods ended September 30, 2026 and 2025, dividends declared were $0.05 per common share, respectively.

The capacity to pay dividends in the future depends on many factors, including the Company’s financial condition, results of operations, capital requirements, capital structure, industry practice and other business conditions that the Board of Directors considers relevant.

Stock Repurchase Programs

In October 2024, the Company’s Board of Directors approved an increase to the existing share repurchase authorization of up to a total of $200.0 million. During the nine months ended September 30, 2026, the Company repurchased a total of approximately 0.8 million shares of its common stock, at an average price of $25.06 per share for a total cost of $20.0 million. These repurchases occurred during the six months ended June 30, 2026 and no repurchases were made during the three months ended September 30, 2026. During the nine months ended September 30, 2025, the Company repurchased a total of approximately 0.8 million shares of its common stock, at an average price of $13.18 per share for a total cost of $10.0 million. These repurchases occurred during the three months ended March 31, 2025. No repurchases were made from April 1 through September 30, 2025. The shares repurchased are recorded as treasury stock and are accounted for under the cost method.

No expiration date has been specified for this plan. As of September 30, 2026, the total remaining amount available for repurchase under this plan was $140.0 million. The Company may execute authorized repurchases from time to time under the plan.

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

NOTE 11 – STOCK-BASED COMPENSATION EXPENSE

The effect of recording stock-based compensation expense for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,065	$1,488	5,715	4,144
Selling, general and administrative	8,576	7,195	24,139	21,483
Total stock-based compensation expense	$10,641	$8,683	$29,854	$25,627

The Company uses a Monte Carlo simulation to determine the grant date fair value of performance stock awards subject to market conditions, or market-based PSUs. The following assumptions were used to value the performance stock awards subject to market conditions granted during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Expected life (years)	1.9 - 2.8	3.0
Risk-free interest rate	3.3% - 3.5%	3.9%
Dividend yield	1.2% - 1.3%	1.5%
Expected volatility	48.9% - 50.6%	46.4%

Grants under the 2020 ESPP occur in June and December, as discussed in “Note 10 – Stockholders’ Equity”. The following assumptions were used to value the shares for these grants.

	Nine Months Ended September 30,
	2026	2025
Expected life (years)	2.0	2.0
Risk-free interest rate	4.1%	3.9%
Dividend yield	1.0%	1.4%
Expected volatility	54.1%	46.0%

NOTE 12 – INCOME TAXES

The Company’s income tax provision and effective tax rate for interim periods are based on its estimated annual effective tax rate adjusted for discrete items during the period. For the three and nine months ended September 30, 2026, the Company recorded income tax expense of $0.5 million and $7.4 million, respectively. For the three and nine months ended September 30, 2025, the Company recorded income tax expense of $9.6 million and $2.6 million, respectively. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to tax benefits related to stock-based compensation. The decrease in income tax expense for the three months ended September 30, 2026, as compared to the same period in the prior year, was primarily attributable to unrealized foreign exchange losses associated with South Korea withholding tax refund claims recognized in 2025. The increase in income tax expense for the nine months ended September 30, 2026, as compared to the same period in the prior year, was primarily attributable to unrealized foreign exchange gains associated with South Korea withholding tax refund claims recognized in 2025. The related income tax receivable was derecognized in the fourth quarter of 2025, and the associated foreign exchange gains and losses no longer impact the Company's income tax provision in 2026.

NOTE 13 – LEASES

The Company leases office and research facilities and office equipment under operating leases which expire through 2032. The Company’s leases have remaining lease terms of one to six years, some of which may include options to extend the leases for five years or longer, and some of which may include options to terminate the leases within the next five years or less. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets; expense for these leases is recognized on a straight-line basis over the lease term. Variable lease payments are expensed as incurred and are not included within the lease liability and right-of-use assets calculation. As a practical expedient, the Company elected, for all office and facility leases, not to separate non-lease components (e.g., common-area maintenance costs) from lease components (e.g., fixed payments including rent) and instead to account for each separate lease component and its associated non-lease components as a single lease component.

As most of the leases do not provide an implicit rate, the Company generally, for purposes of discounting lease payments, uses its incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date.

The components of operating lease costs were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed lease cost	$523	$523	$1,569	1,569
Variable lease cost	198	190	566	447
Total operating lease cost	$721	$713	$2,135	$2,016

Other information related to leases was as follows (in thousands, except lease term and discount rate):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$184	$231	$685	$1,214

	September 30, 2026	December 31, 2025
Weighted-average remaining lease term (years):
Operating leases	5.77	6.37
Weighted-average discount rate:
Operating leases	8.7%	8.6%

Future minimum lease payments and related lease liabilities as of September 30, 2026 were as follows (in thousands):

Operating Lease Payments (1)
2026 (remaining 3 months) (2)	$27
2027	2,454
2028	1,888
2029	1,944
2030	2,003
Thereafter	3,825
Total lease payments	12,141
Less: imputed interest	(2,859)
Present value of lease liabilities:	$9,282

Less: current obligations under leases (accrued liabilities)	1,053
Noncurrent operating lease liabilities	$8,229

(1) Future minimum lease payments exclude short-term leases as well as payments to landlords for variable common area maintenance, insurance and real estate taxes.

(2) Includes tenant improvements allowance of $0.6 million in 2026.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Purchase and Other Contractual Obligations

In the ordinary course of business, the Company enters into contractual agreements with third parties that include non-cancelable payment obligations, for which it is liable in future periods. These arrangements primarily include unconditional purchase obligations to service providers. As of September 30, 2026, the Company’s total future unconditional purchase obligations were approximately $7.4 million, including $1.9 million due in the remainder of 2026, $3.1 million due in 2027, and $2.4 million due thereafter.

Guarantee

Prior to the Separation, Adeia Media LLC, a subsidiary of the Company (“Adeia Media”), and a subsidiary of Xperi Inc.(“Xperi Sub”) entered into an agreement (the “Specified Agreement”) with a third party pursuant to which Adeia Media guarantees the performance of Xperi Sub under the Specified Agreement, including its payment obligations to such third party. In connection with the Separation, Adeia Media and Xperi Sub entered into a separate cross business agreement (the “Cross Business Agreement”) effective as of October 1, 2022, under which Adeia Media agreed to make guarantee payments to Xperi Sub in amounts based on certain of its operating expenses and other minimum performance obligations under the Specified Agreement through 2031. Consequently, on October 1, 2022, the Company recognized a guarantee liability pursuant to ASC 460 “Guarantees” of $19.7 million, which represents the fair value of Adeia Media’s projected payments of such operating expenses during the term of the Cross Business Agreement. Subsequent changes to the carrying value of the guarantee are recognized as part of the Company’s results of operations. As of September 30, 2026 and December 31, 2025, the balance of the guarantee liability was $15.7 million and $16.3 million, respectively. Operating expense reimbursements are capped at a maximum of $7.5 million per annum. To date, such reimbursements have not been material.

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

The following table presents information with respect to the Company’s IP Licensing segment revenue, significant expenses and income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$80,193	$87,339	$281,082	$260,744
Less:
Personnel related expense	26,823	23,165	80,519	70,806
Patent portfolio expense	10,167	8,853	29,251	26,627
Patent related technical sales support expense	1,194	1,802	3,983	5,135
Amortization expense	16,291	14,175	48,311	42,427
Outside services expense	4,918	2,929	11,138	10,726
Litigation expense	7,182	5,195	18,489	18,223
Interest expense	8,051	10,054	24,632	30,919
Other segment items (1)	2,789	2,735	14,998	15,929
Provision for income taxes	511	9,603	7,355	2,588
Segment net income	$2,267	$8,828	$42,406	$37,364

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
U.S.	$59,531	74%	$66,212	76%	$216,807	77%	$205,635	79%
Asia	17,063	21	15,148	17	52,061	18	38,427	15
Canada	54	—	3,082	4	562	—	9,305	4
Europe and Middle East	3,053	4	2,418	3	10,205	4	5,969	2
Other	492	1	479	—	1,447	1	1,408	—
Total revenue	$80,193	100%	$87,339	100%	$281,082	100%	$260,744	100%

No customer accounted for 10% or more of total revenue for the three months ended September 30, 2026. For the three months ended September 30, 2025, there were two customers that accounted for 10% or more of total revenue. For the nine months ended September 30, 2026 and 2025, one and two customers each accounted for 10% or more of total revenue, respectively. The following table sets forth revenue generated from customers which comprise 10% or more of total revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer A	*	*	11.6%	*
Customer B	*	19.7%	*	19.8%
Customer C	*	10.0%	*	10.3%

* denotes less than 10% of total revenue.

At September 30, 2026, the Company had three customers representing 22%, 20% and 11% of aggregate accounts receivable, respectively. At December 31, 2025, the Company had one customer representing 63% of aggregate accounts receivable.

Other Geography Information

At September 30, 2026 and December 31, 2025, property and equipment, net, was all located in the U.S.

NOTE 16 – SUBSEQUENT EVENTS

Declaration of Cash Dividends

On October 20, 2026, the Board declared a cash dividend of $0.05 per share of common stock, payable on December 14, 2026 to the stockholders of record at the close of business on November 23, 2026.

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

This quarterly report on Form 10-Q (this “Quarterly Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on information available to the Company as of the date hereof, as well as the Company’s current expectations, assumptions, estimates and projections that involve risks and uncertainties. In this context, forward-looking statements often address expected future business, financial performance and financial condition, and often contain words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “could,” “seek,” “see,” “will,” “may,” “would,” “might,” “potentially,” “estimate,” “continue,” “target,” similar expressions or the negatives of these words or other comparable terminology that convey uncertainty of future events or outcomes. All forward-looking statements by their nature address matters that involve risks and uncertainties, many of which are beyond the Company’s control, and are not guarantees of future results. Forward-looking statements are subject to risks, uncertainties and assumptions that could cause actual results to differ materially from those expressed in any forward-looking statements. Accordingly, there are or will be important factors that could cause actual results to differ materially from those indicated in such statements and, therefore, you should not place undue reliance on any such statements and caution must be exercised in relying on forward-looking statements. Important risk factors that may cause such a difference include, but are not limited to: the Company’s ability to implement its business strategy; the Company’s ability to enter into new and renewal license agreements with customers on favorable terms; the length of time it takes to enter into license agreements; the Company’s ability to retain and hire key personnel; uncertainty as to the long-term value of the Company’s common stock; the Company’s ability to pay dividends on a consistent basis or at all; legislative, regulatory, geopolitical and economic developments affecting the Company’s business; general economic and market developments and conditions; the Company’s ability to grow and expand its patent portfolios and expand into additional addressable markets; the Company’s success in defending its IP rights and the costs associated with such defense; changes in technology and development of new technology in the industries in which the Company operates; the evolving legal, regulatory and tax regimes under which the Company operates; unforeseen liabilities and expenses; the Company’s ability to carry out its share repurchase program and the timing of any such repurchases; risks associated with the Company’s indebtedness; unpredictability and severity of catastrophic events, including, but not limited to, acts of terrorism or outbreak of war or hostilities, natural disasters and global health pandemics, each of which may have an adverse impact on the Company’s business, results of operations, and financial condition.

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

Business Overview

Adeia Inc. (formerly known as Xperi Holding Corporation) (“Adeia”, “we”) develops foundational innovations that shape how the world computes, connects and experiences entertainment. Our inventions span a broad range of semiconductor and media technologies, including 3D interconnect (hybrid bonding) and advanced thermal management for AI datacenters, as well as content discovery, personalization, and streaming. These inventions are licensed to leaders across the chip design and manufacturing, consumer electronics, automotive, digital entertainment, and e-commerce industries. Adeia’s innovations enable more powerful and efficient products, and more immersive, personalized experiences across billions of devices worldwide.

We believe our commitment to and investment in innovation has resulted in a leading IP licensing platform in these industries, with an extensive portfolio of media and semiconductor IP and over 14,500 media and semiconductor patent assets worldwide.

Our innovations address one of the biggest consumer trends in entertainment today – the massive proliferation of entertainment content and the rapidly changing habits of how consumers are finding, engaging with and enjoying entertainment and evolving technology, such as artificial intelligence (“AI”).

Headquartered in Silicon Valley with more than 35 years of operating experience, we have over 155 full-time employees, with substantially all of our employees located in the U.S.

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

Although a significant portion of our revenue is derived from fixed-fee and minimum-guarantee arrangements from large, well-capitalized customers, our per-unit and variable-fee based revenue will continue to be susceptible to global health concerns, outbreaks, pandemics, armed conflict, geopolitical factors, trade regulations and tariffs, market volatility, increased interest rates, labor shortages, supply chain disruptions, microchip shortages, changes in demand for semiconductors and market downturns.

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

Key Metrics

In evaluating our financial condition and operating performance, we primarily focus on revenue and cash flows from operations. For the three and nine months ended September 30, 2026, as compared to the same periods in 2025:

Three months ended September 30, 2026

•
Revenue decreased by $7.1 million, or 8.1%, from $87.3 million in 2025 to $80.2 million in 2026.
•
Recurring revenues decreased by $10.3 million, or 12.0% from $86.3 million in 2025 to $76.0 million in 2026.
•
Non-recurring revenues increased by $3.2 million, or 320.0% from $1.0 million in 2025 to $4.2 million in 2026.
•
Cash provided by operating activities decreased by $12.7 million, or 71.3% from $17.8 million in 2025 to $5.1 million in 2026.
•
We made $6.1 million in principal payments towards our term loan, bringing the outstanding balance to $386.5 million as of September 30, 2026.

Nine months ended September 30, 2026

•
Revenue increased by $20.4 million, or 7.8%, from $260.7 million in 2025 to $281.1 million in 2026.
•
Recurring revenues decreased by $32.4 million, or 12.7% from $255.8 million in 2025 to $223.4 million in 2026.

•
Non-recurring revenues increased by $52.8 million, or 1077.6% from $4.9 million in 2025 to $57.7 million in 2026.
•
Cash provided by operating activities increased by $20.1 million, or 20.5% from $98.1 million in 2025 to $118.2 million in 2026.
•
We made $40.3 million in principal payments towards our term loan, bringing the outstanding balance to $386.5 million as of September 30, 2026.
•
We repurchased $20.0 million of our common stock during the nine months ended September 30, 2026.

Results of Operations

Revenue

We derive the majority of our revenue from the licensing of our IP rights to customers. For our revenue recognition policy, including descriptions of revenue-generating activities, refer to “Note 3 – Revenue” of the Notes to Condensed Consolidated Financial Statements.

The following table presents our results of operations for the periods indicated as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	100%	100%	100%	100%
Operating expenses:
Research and development	23	18	20	19
Selling, general and administrative	36	29	32	33
Amortization expense	20	16	17	16
Litigation expense	9	6	7	7
Total operating expenses	88	69	76	75
Operating income	12	31	24	25
Interest expense	(10)	(12)	(9)	(12)
Other income and expense, net	2	2	2	2
Income before income taxes	4	21	17	15
Provision for income taxes	1	11	3	1
Net income	3%	10%	14%	14%

The following table sets forth our revenue for the three and nine months ended September 30, 2026 and 2025 (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Decrease	% Change	2026	2025	Increase	% Change
Revenue	$80,193	$87,339	$(7,146)	(8)%	$281,082	$260,744	$20,338	8%

The decrease in revenue during the three months ended September 30, 2026, as compared to the same period in 2025, was primarily attributable to declines in royalty revenue from certain Pay-TV customers, partially offset by the execution of new license agreements after the third quarter of 2025 and in 2026. The increase in revenue during the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily attributable to the execution of new license agreements in 2026; partially offset by declines in royalty revenue from certain Pay-TV customers.

Recurring revenue for the three months ended September 30, 2026 and 2025 were $76.0 million and $86.3 million, respectively. The decrease of $10.3 million was driven primarily by declines in royalty revenue from certain Pay-TV customers; partially offset by the execution of license agreements with new customers after the third quarter of 2025.

Non-recurring revenues for the three months ended September 30, 2026 and 2025 were $4.2 million and $1.0 million, respectively. The increase of $3.2 million was primarily driven by three license agreements executed during the third quarter of 2026, each of which included consideration for the release of past infringement of our IP, which was recognized in the respective quarter.

Recurring revenue for the nine months ended September 30, 2026 and 2025 were $223.4 million and $255.8 million, respectively. The decrease of $32.4 million was driven primarily by declines in royalty revenue from certain Pay-TV customers; partially offset by the execution of license agreements with new customers after the third quarter of 2025.

Non-recurring revenues for the nine months ended September 30, 2026 and 2025 were $57.7 million and $4.9 million, respectively. The increase of $52.8 million was primarily driven by seven agreements with new customers executed in 2026, each of which included consideration for the release of past infringement of our IP, and one renewal that included a catch-up payment for an out-of-license period.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Increase	% Change	2026	2025	Increase	% Change
Research and development	$18,674	$16,040	$2,634	16%	$55,217	$48,364	$6,853	14%

The increase in R&D costs of $2.6 million, or 16%, and $6.9 million, or 14%, respectively, during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to an increase in patent portfolio expenses and an increase in personnel related costs as a result of increased headcount.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Increase	% Change	2026	2025	Increase	% Change
Selling, general and administrative	$29,002	$24,920	$4,082	16%	$89,816	$85,481	$4,335	5%

The increase in SG&A expense of $4.1 million, or 16%, during the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an increase in personnel related costs as a result of increased headcount and an increase in outside service expenses.

The increase in SG&A expense of $4.3 million or 5%, during the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an increase in personnel related costs as a result of increased headcount, partially offset by a decrease in debt transaction costs.

Amortization Expense (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Increase	% Change	2026	2025	Increase	% Change
Amortization expense	$16,291	$14,175	$2,116	15%	$48,311	$42,427	$5,884	14%

The increase in amortization expense of $2.1 million, or 15%, and $5.9 million, or 14%, respectively, during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to patents acquired in 2025 and 2026.

Litigation Expense (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Increase	% Change	2026	2025	Increase	% Change
Litigation expense	$7,182	$5,195	$1,987	38%	$18,489	$18,223	$266	1%

The increase in litigation expense of $2.0 million, or 38%, and $0.3 million, or 1%, respectively, for the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to increased expense associated with new litigation matters, partially offset by a decrease in expense associated with certain matters that have settled. See Part II, Item 1 – Legal Proceedings for additional information regarding these matters.

We expect that litigation expense will continue to be a significant portion of our operating expenses, as it is used to enforce and protect our IP and contract rights. Litigation expense may fluctuate between periods because of planned or ongoing litigation, as described in Part II, Item 1 – Legal Proceedings.

Interest Expense (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Decrease	% Change	2026	2025	Decrease	% Change
Interest expense	$8,051	$10,054	$(2,003)	(20)%	$24,632	$30,919	$(6,287)	(20)%

The decrease in interest expense of $2.0 million, or 20%, and $6.3 million, or 20%, respectively, during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was primarily due to lower debt balance.

Other Income and Expense, Net (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Increase	% Change	2026	2025	Increase	% Change
Other income and expense, net	$1,785	$1,476	$309	21%	$5,144	$4,622	$522	11%

Other income and expense, net during the three and nine months ended September 30, 2026, as compared to the same periods in 2025, was relatively consistent.

Provision for Income Taxes (in thousands, except for percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	Decrease	% Change	2026	2025	Increase	% Change
Provision for income taxes	$511	$9,603	$(9,092)	(95)%	$7,355	$2,588	$4,767	184%

Our income tax provision for interim periods is based on the estimated annual effective tax rate adjusted for discrete items during the period. For the three months ended September 30, 2026, we recorded income tax expense of $0.5 million on pretax income of $2.8 million, and for the nine months ended September 30, 2026, we recorded income tax expense of $7.4 million on pretax income of $49.8 million, which resulted in effective tax rates of 18.4% and 14.8%, respectively, for the three and nine months ended September 30, 2026. The effective tax rate varies from the 21% U.S. federal tax rate primarily due to tax benefits related to stock-based compensation.

For the three months ended September 30, 2025, we recorded an income tax expense of $9.6 million on pretax income of $18.4 million, and for the nine months ended September 30, 2025, we recorded an income tax expense of $2.6 million on pretax income of $40.0 million, which resulted in effective tax rates of 52.1% and 6.5%, respectively, for the three and nine months ended September 30, 2025.

The decrease in income tax expense for the three months ended September 30, 2026, as compared to the same period in the prior year, was primarily attributable to unrealized foreign exchange losses associated with South Korea withholding tax refund claims recognized in 2025. The increase in income tax expense for the nine months ended September 30, 2026, as compared to the same period in the prior year, was primarily attributable to unrealized foreign exchange gains associated with South Korea withholding tax refund claims recognized in 2025. The related income tax receivable was derecognized in the fourth quarter of 2025, and the associated foreign exchange gains and losses no longer impact our income tax provision in 2026.

We periodically evaluate the realizability of our net deferred tax assets based on all available evidence, both positive and negative. After considering the evidence to assess the recoverability of our net deferred tax assets, we concluded that it was more-likely-than-not that we would realize our federal and certain state deferred tax assets.

Liquidity and Capital Resources

The following table presents selected financial information related to our liquidity and significant sources and uses of cash and cash equivalents as of and for the nine months ended September 30, 2026 and 2025:

	As of
(in thousands)	September 30, 2026	December 31, 2025
Cash and cash equivalents	$64,308	$73,136
Marketable securities	63,439	63,597
Total cash, cash equivalents and marketable securities	$127,747	$136,733

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$118,245	$98,088
Net cash used in investing activities	$(17,304)	$(34,376)
Net cash used in financing activities	$(109,769)	$(86,447)

Our primary sources of liquidity and capital resources are our operating cash flows and our short-term investments in marketable securities. Cash, cash equivalents and marketable securities were $127.7 million and $136.7 million at September 30, 2026 and December 31, 2025, respectively. The change in cash, cash equivalents and marketable securities in the nine months ended September 30, 2026 included $118.2 million of cash generated from operations, partially offset by $40.3 million in repayment of our long-term debt, $34.4 million in repurchases of common stock associated with tax withholdings on equity awards, $20.0 million in repurchases of common stock, $16.6 million in dividends paid, and $15.0 million in purchases of intangible assets.

The primary objectives of our investment activities are to preserve principal and to maintain liquidity, while at the same time capturing a market rate of return. To achieve these objectives, we maintain a diversified portfolio of securities including money market funds and debt securities such as corporate bonds and notes, municipal bonds and notes, commercial paper, treasury and agency notes and bills and certificates of deposit. Our marketable debt securities are classified as available-for-sale (“AFS”) with credit losses recognized as a credit loss expense and non-credit related unrealized gains and losses, net of tax, recorded in accumulated other comprehensive income or loss

For information about our material cash requirements, see “Liquidity and Capital Resources” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025. Other than the principal payments of $40.3 million made by us under the existing Term Loan B during the nine months ended September 30, 2026, our cash requirements have not materially changed since December 31, 2025. We expect to continue to make additional payments on our existing debt from cash generated from operations.

In addition to the cash requirements outlined above, we have returned cash to stockholders through both quarterly dividend payments and repurchases of our common stock under our stock repurchase plan.

We believe that based on current levels of operations and anticipated growth, our cash from operations, together with cash and cash equivalents currently available, will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months and thereafter for the foreseeable future. Poor financial results, unanticipated expenses, unanticipated acquisitions of technologies or businesses, or unanticipated strategic investments could give rise to additional financing requirements sooner than we expect. There can be no assurance that equity or debt financing will be available when needed or, if available, that such financing will be on terms satisfactory to us. The sale of additional equity securities could result in dilution to our stockholders. The incurrence of indebtedness could result in increased debt service obligations and may include covenants that would restrict our operations. Our capital allocation priorities remain focused on reducing outstanding indebtedness, returning capital to stockholders through our quarterly dividend program and as opportunity arises through our share repurchase program, and continued investment in the growth of our patent portfolio, while maintaining liquidity to support our operations.

Quarterly Dividends

In September 2026 and 2025, we paid a quarterly dividend of $0.05 per share. In October 2026, our Board authorized payment of a quarterly cash dividend of $0.05 per share, to be paid in December 2026.

Stock Repurchase Plan

In October 2024, our Board of Directors approved an increase to the existing share repurchase authorization up to a total of $200.0 million. The stock repurchases may be made from time to time, through solicited or unsolicited transactions in the open market, in privately negotiated transactions, or pursuant to a Rule 10b5-1 plan. During the nine months ended September 30, 2026, we repurchased a total of approximately 0.8 million shares of common stock, at an average price of $25.06 per share for a total cost of $20.0 million. These repurchases occurred during the six months ended June 30, 2026, and no repurchases were made during the three months ended September 30, 2026. During the nine months ended September 30, 2025, we repurchased a total of approximately 0.8 million shares of common stock, at an average price of $13.18 per share for a total cost of $10.0 million. These purchases occurred during the three months ended March 31, 2025. No repurchases were made from April 1 through September 30, 2025. As of September 30, 2026, the total remaining amount available for repurchase under this plan was $140.0 million.

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

Cash Flows from Operating Activities

Cash flows provided by operations were $118.2 million for the nine months ended September 30, 2026, primarily due to our net income of $42.4 million being adjusted for noncash items of amortization of intangible assets of $48.3 million, stock-based compensation expense of $29.9 million, and $(0.5) million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2025.

Cash flows provided by operations were $98.1 million for the nine months ended September 30, 2025, primarily due to our net income of $37.4 million being adjusted for noncash items of amortization of intangible assets of $42.4 million, stock-based compensation expense of $25.6 million, and $(13.2) million in changes in operating assets and liabilities including payment during the period of employee bonuses earned in 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $17.3 million for the nine months ended September 30, 2026, primarily due to purchases of short-term investments in marketable securities of $27.3 million, purchases of intangible assets of $15.0 million, and proceeds from maturities of marketable securities of $27.1 million.

Net cash used in investing activities was $34.4 million for the nine months ended September 30, 2025, primarily due to purchases of short-term investments in marketable securities of $46.3 million, purchases of intangible assets of $6.1 million, partially offset by proceeds from maturities of marketable securities of $18.2 million.

Capital Expenditures

Our capital expenditures for property and equipment consist primarily of leasehold improvements, purchases of computer hardware and software, information systems, and production and test equipment. During the nine months ended September 30, 2026 and 2025, we spent $2.1 million and $1.2 million on capital expenditures, respectively. Our capital expenditures for intangible assets consist primarily of acquired patents. During the nine months ended September 30, 2026 and 2025, we spent $15.0 million and $6.1 million on purchases of intangible assets, respectively. There can be no assurance that current expectations will be realized, and plans are subject to change upon further review of our capital expenditure needs.

Cash Flows from Financing Activities

Net cash used in financing activities was $109.8 million for the nine months ended September 30, 2026, primarily due to $40.3 million in repayment of indebtedness, $16.6 million in dividends paid, $34.4 million in repurchases of common stock for tax withholdings on equity awards, and $20.0 million in repurchases of common stock.

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

As of September 30, 2026, $386.5 million was outstanding under the term loan B facility. In addition, we had $5.7 million of unamortized debt discount and issuance costs recorded as a reduction from the carrying amount of the debt. The interest rate on the Term Loan B, including the amortization of debt discount and issuance costs, was 7.2% and interest is payable monthly.

Under the existing loan agreement, we have future minimum principal payments for our debt of $6.1 million in the remainder of 2026, $24.4 million in 2027, with the remaining principal balance of $356.0 million due June 8, 2028. The 2020 Credit Agreement, as amended, also requires that we continue to make cash payments on an annual basis based on certain leverage ratios and excess cash flow generated for the immediately preceding fiscal year. The cash payments are applied to the remaining principal balance due at final maturity. Based on certain leverage ratios and the voluntary prepayments we made during the year ended December 31, 2025, no excess cash flow payment is required in 2026. The term loan B facility contains customary covenants, and as of September 30, 2026, we were in full compliance with such covenants.

Critical Accounting Policies and Estimates

During the nine months ended September 30, 2026, there were no significant changes in our critical accounting policies and estimates. See “Note 2 – Summary of Significant Accounting Policies” of Notes to Condensed Consolidated Financial Statements for additional detail. For a discussion of our critical accounting policies and estimates, see Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K.

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

DIRECTV Litigation

NDCA Declaratory Judgment Action

On December 29, 2025, DIRECTV LLC (“DIRECTV”) filed a complaint against Adeia Inc., Adeia Guides Inc., Adeia Media Holdings LLC, Adeia Technologies Inc. and Adeia Media Solutions Inc. (collectively, “Adeia Media”) in the United States District Court for the Northern District of California seeking a declaratory judgment of noninfringement of seven Adeia Media patents and a declaratory judgment of invalidity of three Adeia Media patents (“NDCA DJ Action”). On March 13, 2026, Adeia Media filed a motion to dismiss the NDCA DJ Action. On June 18, 2026, the Court granted Adeia Media’s motion with leave to amend the complaint. On July 21, 2026, DIRECTV filed its First Amended Complaint (“FAC”). On August 4, 2026, Adeia Media filed a motion to dismiss DIRECTV’S FAC. On October 6, 2026, the Court granted Adeia Media’s motion to dismiss and terminated the case.

SDNY Breach of Contract and Misappropriation of Trade Secrets Action

On January 12, 2026, Adeia Media filed a complaint against DIRECTV in the United States District Court for the Southern District of New York alleging breach of contract and misappropriation of trade secrets under the Defend Trade Secrets Act (“DTSA”). On January 15, 2026, Adeia Media filed a Motion for Preliminary Injunction (“PI Motion”), requesting that the Court order DIRECTV to withdraw the NDCA DJ Action and cease its misuse of Adeia Media’s confidential information. On July 2, 2026, the Court issued an order denying the PI Motion. On August 3, 2026, Adeia Media filed a notice of appeal with the United States Court of Appeals for the Second Circuit from the Court’s order denying the PI Motion. On June 4, 2026, DIRECTV filed a motion to dismiss the DTSA claim, and on July 16, 2026, Adeia filed its opposition. The motion is pending. On October 14, 2026, DIRECTV filed a motion for summary judgment (“MSJ”) against each of Adeia Media’s breach of contract and DTSA trade secret misappropriation claims. The trial date has not been set.

CDCA Patent Infringement Litigation

On July 2, 2026, Adeia Media Holdings Inc. and Adeia Technologies Inc. (collectively, “Adeia”) filed a complaint against DIRECTV, LLC in the United States District Court for the Central District of California alleging that DIRECTV infringes four patents. On September 22, 2026, DIRECTV filed a motion to dismiss Adeia’s complaint. The trial date has not been set.

DISH Litigation

Colorado Patent Infringement Litigation

Adeia Technologies Inc., Adeia Media Holdings Inc., and Adeia Media Solutions Inc. (collectively, “Adeia”) filed a complaint against DISH Network Corp., DISH Media Sales LLC, DISH DBS Corp., EchoStar Corp., Sling TV LLC, and Sling TV Holding LLC (collectively, the “DISH Defendants”) in the United States District Court for the District of Colorado on April 1, 2026 (EDT), from and after which time the DISH Defendants were unlicensed to Adeia’s patents, alleging the DISH Defendants infringe five patents. On June 30, 2026, certain DISH parties filed for Chapter 11 bankruptcy protection. As a result, this case has been stayed automatically pending the completion of the bankruptcy proceedings. On October 1, 2026, the DISH Defendants emerged from Chapter 11 bankruptcy. As a result, the stay was automatically lifted. The trial date has not been set.

NDCA Declaratory Judgment Action

DISH Network LLC and Sling TV LLC (collectively, the “DISH Plaintiffs”) filed a complaint against Adeia Inc., Adeia Guides Inc., Adeia Media Holdings Inc., Adeia Technologies Inc., and Adeia Media Solutions Inc. (collectively, “Adeia Media”) in the United States District Court for the Northern District of California on April 1, 2026 seeking a declaratory judgment of noninfringement and/or invalidity of ten Adeia Media patents. On June 30, 2026, certain DISH parties filed for Chapter 11 bankruptcy protection. On July 9, 2026, the Court issued an order staying this case pending the completion of the DISH bankruptcy proceedings. On October 1, 2026, the DISH Plaintiffs emerged from Chapter 11 bankruptcy. On October 13, 2026, the Court granted the parties’ joint stipulation to lift the stay. The trial date has not been set.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three and nine months ended September 30, 2026, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6. Exhibits

Exhibit Number	Exhibit Title

10.1

Form of Severance Agreement, between the Registrant and each of Keith Jones, Kevin Tanji, and Mark Kokes (incorporated by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q filed August 5, 2026)+

10.2	Severance Agreement, dated October 12, 2026, between the Registrant and Dipti Vachani*+

10.3	Offer Letter Agreement, dated September 26, 2026, between Adeia Guides Inc. and Dipti Vachani*+

10.4	Consulting Agreement, dated September 25, 2026, between Adeia Guides Inc. and Paul E. Davis*+

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

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

* Filed herewith.

+ Indicates a management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 4, 2026

ADEIA INC.

By:	/s/ Keith A. Jones
Keith A. Jones Chief Financial Officer